Form 10-Q
period 1998-06-30
INTERCEPT GROUP INC
filed 1998-08-14
CIK 1054930

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                      Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______, 19__.


                      Commission file number :  01-14213

                                 ------------


                           THE INTERCEPT GROUP, INC.
            (Exact name of registrant as specified in its charter)


           Georgia                                     58 - 2237359
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


         3150 Holcomb Bridge Road, Suite 200, Norcross, Georgia 30071
                   (Address of principal executive offices)


                                (770) 248-9600
              (Registrant's telephone number including area code)


                                      N/A
  (Former name, former address and former fiscal year, if changed since last report)



  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. (1) Yes  X  No    ; (2) Yes     No  X
                                                  ---    ---          ---    ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding at August 12, 1998

     Common Stock, no par value                      9,248,539
                                                 ---------------
                                                 (No. of Shares)

================================================================================

THE INTERCEPT GROUP, INC.

                              INDEX TO FORM 10-Q

                                                                      PAGE
                                                                      ----
PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Balance Sheets as of
             June 30, 1998 and December 31, 1997                       4

             Consolidated Statements of Operations
             for the Three Months and Six Months
             ended June 30, 1998 and 1997                              5

             Consolidated Statements of Cash Flows
             for the Six Months ended June 30,
             1998 and 1997                                             6

             Notes to Consolidated Financial Statements                7

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       9

PART II      OTHER INFORMATION

  Item 1.    Legal Proceedings                                        15

  Item 2.    Changes in Securities                                    15

  Item 3.    Defaults upon Senior Securities                          15

  Item 4.    Submission of Matters to a Vote of Security Holders      15

  Item 5.    Other Information                                        15

  Item 6.    Exhibits and Reports on Form 8-K                         15

SIGNATURES                                                            17

EXHIBIT INDEX                                                         18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

                                                                                  June 30,      December 31,
                                                                                    1998            1997
                                                                                ------------    ------------
                                                                                         (Unaudited)
ASSETS
 Current assets:
  Cash and cash equivalents                                                     $      6,943    $      2,010
  Accounts receivable, less allowance for doubtful accounts of $157
     both at June 30, 1998 and December 31, 1997                                       2,592           2,776
  Inventory, prepaid expenses and other                                                  494             230
                                                                                ------------    ------------
     Total current assets                                                             10,029           5,016

Property and equipment, net                                                            4,509           2,516
Deferred tax assets                                                                      664             668
Intangible assets, net                                                                 1,888           1,683
Notes receivable                                                                          40              45
Other noncurrent assets                                                                  228             228
                                                                                ------------    ------------
     Total assets                                                               $     17,358    $     10,156
                                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
   Current maturities of notes payable                                          $         91    $        581
   Line of credit                                                                          -             200
   Accounts payable and accrued liabilities                                            2,432           2,103
   Deferred revenue                                                                    1,440           1,140
                                                                                ------------    ------------
     Total current liabilities                                                         3,963           4,024

Notes payable, less current portion                                                      260           4,716
Deferred compensation                                                                      -           1,800
                                                                                ------------    ------------
     Total liabilities                                                                 4,223          10,540

Minority interest                                                                         50               -

Commitments and contingencies:
Series A redeemable preferred stock 8% cumulative, no par value;
  30,000 shares authorized; 0 and 4,000 shares issued and outstanding
  at June 30, 1998 and December 31, 1997, respectively                                     -             400

Shareholders' equity:
  Preferred stock, no par value;  1,000,000 shares authorized;  Series A
    reported above                                                                         -               -
  Common stock, no par value;  50,000,000 shares authorized;
    9,000,114 and 6,750,114 shares issued and outstanding
    at June 30, 1998 and December 31, 1997, respectively                              15,780           2,764
  Accumulated deficit                                                                 (2,695)         (3,548)
                                                                                ------------    ------------
     Total shareholders' equity                                                       13,085            (784)
                                                                                ------------    ------------
     Total liabilities and shareholders' equity                                 $     17,358    $     10,156
                                                                                ============    ============

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

                                                                          Three Months Ended             Six Months Ended
                                                                                June 30,                     June 30,
                                                                       ------------------------       -----------------------
                                                                         1998            1997           1998           1997
                                                                       ------------------------       -----------------------
                                                                              (unaudited)                   (unaudited)
Revenues:
    Service fee income                                                 $    4,785    $    3,971       $   9,358    $    7,803
    Data communications management income                                     909           761           1,758         1,443
    Equipment product sales, services and other                               955           690           1,790         1,292
                                                                       ----------    ----------       ---------    ----------
          Total revenues                                                    6,649         5,422          12,906        10,538

Costs of services:
    Cost of service fee income                                              1,429         1,191           2,721         2,477
    Cost of data communications management income                             591           600           1,220         1,145
    Cost of equipment and product sales                                       720           588           1,433         1,031

Selling, general and administrative expenses                                2,575         2,571           5,107         4,886
Depreciation and amortization                                                 314           330             599           639
                                                                       ----------    ----------       ---------    ----------
          Total operating expenses                                          5,629         5,280          11,080        10,178

Operating income                                                            1,020           142           1,826           360
Other expense, net                                                           (132)         (165)           (292)         (328)
                                                                       ----------    ----------       ---------    ----------
Income (loss) before provision for income taxes and minority interest         888           (23)          1,534            32
Provision for income taxes                                                    349            77             607           121
Minority interest on (income) loss of consolidated subsidiary                 (46)           13             (50)           39
                                                                       ----------    ----------       ---------    ----------

Net income (loss) before preferred dividends                                  493           (87)            877           (50)
Preferred dividends                                                            (8)           (8)            (16)          (16)
                                                                       ----------    ----------       ---------    ----------
Net income (loss) attributable to common shareholders                  $      485    $      (95)      $     861    $      (66)
                                                                       ==========    ==========       =========    ==========
Net income (loss) per common share:
Basic                                                                  $     0.07    $    (0.01)      $    0.12    $    (0.01)
                                                                       ==========    ==========       =========    ==========
Diluted                                                                $     0.07    $    (0.01)      $    0.12    $    (0.01)
                                                                       ==========    ==========       =========    ==========
Weighted average shares outstanding:
Basic                                                                       7,250         6,750           7,000         6,750
Diluted                                                                     7,371         6,750           7,119         6,750


The accompanying notes are an integral part of these condensed consolidated statements of operations.

The InterCept Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                       ------------------------------
                                                                                          1998               1997
                                                                                       ------------------------------
                                                                                                 (unaudited)
Cash flows from operating activities:
Net income (loss)                                                                      $         877   $        (50)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                            599            639
        Minority interest in income (loss) of consolidated subsidiary                             50            (39)
        Deferred income tax provision (benefit)                                                    4             (7)
        Pro forma tax expense                                                                      -             37
    Changes in operating assets and liabilities:
        Accounts receivable                                                                      183            573
        Inventory, prepaid expenses, and other                                                  (273)          (144)
        Other assets                                                                            (308)          (117)
        Accounts payable and accrued expenses                                                    329             (5)
        Deferred revenue                                                                         301             (8)
                                                                                       -------------   ------------
             Net cash provided by operating activities                                         1,762            879
                                                                                       -------------   ------------

Cash flows from investing activities:
       Increase (decrease) in note receivable                                                     14           (611)
       Purchases of property and equipment, net                                               (2,400)          (710)
                                                                                       -------------   ------------
             Net cash used in investing activities                                            (2,386)        (1,321)
                                                                                       -------------   ------------

Cash flows from financing activities:
       Payments on notes payable and line of credit                                           (6,946)           (52)
       Debt issuance costs                                                                       (88)             -
       Retirement of preferred stock                                                            (440)             -
       Distributions for taxes to shareholders of pass through entities                           (8)           (52)
       Payment of preferred dividends                                                            (16)           (16)
       Proceeds from issuance of common stock, net of related issuance costs                  13,055              6
                                                                                       -------------   ------------
             Net cash provided by (used in) financing activities                               5,557           (114)

Net increase (decrease) in cash and cash equivalents                                           4,933           (556)
Cash and cash equivalents at beginning of the period                                           2,010          1,398
                                                                                       -------------   ------------
Cash and cash equivalents at end of the period                                         $       6,943   $        842
                                                                                       =============   ============

Supplemental disclosures of cash flow information:
       Cash paid for interest                                                          $         337   $        368
                                                                                       =============   ============
       Cash paid for income taxes                                                      $         435   $        132
                                                                                       =============   ============

 The accompanying notes are an integral part of these consolidated cash flows.

                           THE INTERCEPT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     The InterCept Group, Inc. ("InterCept" or the "Company") designs, develops, markets and implements a suite of fully integrated electronic commerce products and services primarily for community financial institutions in the United States. The Company's products and services include electronic funds transfer ("EFT"), data communications management, client/server enterprise software and other processing solutions.

     The Company is a single source provider of a broad range of flexible electronic commerce solutions supporting value-added products and services. The Company provides numerous EFT products and services, including automated teller machine ("ATM"), point-of-sale ("POS") and scrip debit services, debit card transactions, funds transfer services and remote banking services. The Company licenses client/server enterprise software, which operates in a Windows NT(R) environment, to community financial institutions on both a service bureau and an in-house basis. The Company also supplies banking related equipment, provides related maintenance and technical support and offers numerous ancillary products and services to its financial institution customers.

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ProVesa, Inc. and InterCept Switch, Inc. Additionally, ProImage, Inc.("ProImage"), a corporation in which ProVesa has a 33.3% ownership interest, has been consolidated in the accompanying financial statements since its inception, due to InterCept's control of ProImage. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations, and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for a 12-month period. The interim financial statements should be read in conjunction with the Company's Registration Statement on Form S-1 (Registration Number 333-47197) as declared effective by the Securities and Exchange Commission on June 9, 1998.

2.   NET INCOME PER SHARE

     Net income per share is calculated and presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method based on average stock price for the period. All prior periods are presented under SFAS 128.

     The following tables set forth a reconciliation of basic earnings per share to diluted earnings per share (in thousands, except earnings per share ("EPS") amounts):

                                                  Three Months Ended                                Three Months Ended
                                                     June 30, 1998                                    June 30, 1997

                                          ------------------------------------             -------------------------------------
                                            Income      Shares        EPS                    Income      Shares        EPS
                                          ------------------------------------             -------------------------------------
Basic EPS                                     $ 485       7,250         $ 0.07                 $ (95)      6,750         $ (0.01)

Dilutives:
Stock options                                     -         121             -                      -           -               -

                                          ------------------------------------             -------------------------------------
Diluted EPS                                   $ 485       7,371         $ 0.07                 $ (95)      6,750         $ (0.01)
                                          ====================================             =====================================


                                                   Six Months Ended                                  Six Months Ended
                                                     June 30, 1998                                     June 30, 1997

                                          ------------------------------------             -------------------------------------
                                             Income      Shares        EPS                    Income      Shares        EPS
                                          ------------------------------------             -------------------------------------
Basic EPS                                     $ 861       7,000         $ 0.12                 $ (66)      6,750         $ (0.01)

Dilutives:
Stock options                                     -         119           -                        -           -               -

                                          ------------------------------------             -------------------------------------
Diluted EPS                                   $ 861       7,119         $ 0.12                 $ (66)      6,750         $ (0.01)
                                          ====================================             =====================================


3.   INITIAL PUBLIC OFFERING OF 2,387,500 SHARES OF COMMON STOCK

     On June 9, 1998, the Company completed its initial public offering of 2,387,500 shares (including 137,500 shares sold by a selling shareholder) of common stock at an offering price of $7.00 per share. Net proceeds from the offering were approximately $13.1 million after deducting underwriters discounts and commissions and expenses of the offering. The Company used a portion of the proceeds to (i) pay down significantly all of its long-term debt; (ii) pay amounts owed to an officer of the Company for prior service;
     (iii) enhance and expand the InterCept Frame Relay Network; and (iv) redeem its outstanding preferred stock. The balance of the proceeds will be used for working capital and general corporate purposes, including possible acquisitions. On July 10, 1998 the underwriters exercised their over-allotment option to purchase an additional 248,425 shares at $7.00 per share. The Company received additional net proceeds of approximately $1.6 million from such sale of shares.

4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at June 30, 1998 and December 31, 1997 consisted of the following (in thousands):

                                                                                        June 30,             December 31,
                                                                                         1998                   1997
                                                                                  ----------------------------------------
Note payable to Georgia State Bank, all outstanding amounts
repaid in June, 1998.                                                                      $ -                 $ 2,733

Note payable to FNB Commerce, all outstanding amounts repaid
in June, 1998.                                                                               -                   1,378

Note payable to Community Bank of Georgia, all outstanding
amounts repaid in January, 1998.                                                             -                     403

Mortgage note payable to Allied Bank, all outstanding amounts
repaid in June, 1998.                                                                        -                     389

Note payable to First Macon Bank & Trust interest payable at prime; monthly principal and interest payments, payable in full on
September 15, 2001; the note is collaterized by assets of
ProImage, and a corporate guarantee by ProVesa of one-third of
the balance of the debt.                                                                   280                     316

Note payable to First Macon Bank & Trust, interest payable at prime, monthly principal and interest payments, the note is
collaterized by assets of ProImage, and a corporate guarantee
by ProVesa of one-third of the balance of the debt.                                         71                      78
                                                                                  ----------------------------------------
                                                                                           351                   5,297
Less current maturities                                                                    (91)                   (581)
                                                                                  ----------------------------------------
                                                                                         $ 260                 $ 4,716
                                                                                  ========================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     The following discussion contains statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Quarterly Report and include all statements that are not historical statements of fact regarding the intent, anticipation, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intends," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from these forward-looking statements as a result of many factors, including: the inability to achieve and maintain profitability; the inability to obtain, continue and manage growth or execute agreements with new customers; the risks related to acquisitions, the inability to attract and retain qualified sales and marketing personnel and enter strategic marketing relationships; market acceptance of new products and enhancements; growth in the Company's customers; rapid changes in technology; increased competition; dependence on new products; and the other factors discussed in the Company's registration statement on Form S-1
(SEC No. 333-47197) as declared effective on June 9, 1998, including the "Risk Factors" section contained therein.

     The Company derives revenues primarily from the following sources: (i) EFT processing services; (ii) data communications management; (iii) client/server enterprise software support, maintenance and related services; and (iv) maintenance and technical support services, sales of banking related equipment and complementary products and customer services.

     The Company derives EFT revenues principally from processing ATM, POS and debit card transactions. The Company receives a base fee for providing its ATM processing services and an additional fee for each ATM serviced. Once the number of transactions exceeds established levels, the Company charges additional fees for the extra transactions processed. For its POS services, the Company generally receives a portion of the interchange fees charged by its community financial institution customers that issue debit cards and charges a monthly fee if its customers do not meet a certain minimum dollar amount of transactions for a particular month. Most charges due under the Company's EFT service agreements are paid monthly.

     The Company's data communications management service revenues are principally derived from network management services, data packet transportation services across The InterCept Frame Relay Network, consulting and equipment configuration, installation and sales. The Company charges a flat monthly fee for providing telecommunications connectivity and network management as well as an installation charge.

     The Company licenses PC BancPAC, its proprietary Windows NT(R) based client/server software system on both an in-house and service bureau basis. The Company recognizes service revenues as the services are provided. It is the Company's policy to recognize revenues for licensing of PC BancPAC in accordance with Statement of Position 97-2 on "Software Revenue Recognition" issued by the American Institute of Certified Public Accountants. Software license fees are recognized when a noncancellable license agreement has been signed, the product has been shipped, and all significant obligations to the customer have been satisfied.

     The Company's maintenance, support and equipment revenues consist primarily of revenues from the Company's maintenance and technical support services as well as sales of equipment. Equipment revenues are recognized at the time of shipment while maintenance and technical support service revenues are recognized as the service period elapses.

     The Company's business and relationships with its customers depend significantly on a number of computer software programs, internal operating systems and connections to other networks. If any of these software programs, systems or networks are not programmed to recognize and properly process dates after December 31, 1999 (the "Year 2000" issue), significant system failures or errors may result which could have a material adverse effect on the business, financial condition, or results of operations of both the effected customers and the Company. The Company has conducted a preliminary review of its internal accounting and operating programs and systems and has been subject to the review of certain federal bank regulatory agencies with respect to some of its operations in light of the Year 2000 issue. No significant Year 2000 problems with the Company's products and services have yet been identified during such reviews and the Company currently believes that its programs and systems and the network connections it maintains are adequately programmed to address the Year 2000 issue or can be modified or replaced to address the Year 2000 issue without incurring costs or delays which would have a material adverse effect on the Company's financial condition. The Company currently provides service bureau processing services to certain customers using a processing solution that is not Year 2000 compliant, and the Company is in the process of converting those customers to its PC BancPAC software, which the Company believes is Year 2000 compliant, before the end of September 1999. The Company currently estimates that the cost of such conversion will total approximately $200,000; however, it is difficult to predict such costs with certainty, and there can be no assurance that the costs necessary to convert its customers to PC BancPAC will not have a material adverse effect on the Company's business, financial condition, or results of operations. Further, any failure by the Company to complete the conversion of any of its service bureau customers or address any problems that may arise during reviews conducted by bank regulatory agencies or otherwise in a timely manner could significantly interrupt the business operations of such customers and the Company, which could have a material adverse effect on the business, financial condition, or results of operations of both the effected customers and the Company.

     The Company has not completed an assessment of third party products or systems used in its business. Other companies interact electronically with the Company and its customers, and the Company must coordinate its EFT, data communications and enterprise software processing with such other companies and its customers. If these other companies or the Company's customers do not successfully address Year 2000 issues in their operations and if the Company is unable to successfully transfer its business operations to another provider that has Year 2000 compliant systems, the Company's processing operations may be interrupted, hindered or delayed, which would have a material adverse effect on its business, financial condition and results of operations. The Company has had to help some of its customers to implement Year 2000 changes or replace deficient equipment related to the services the Company provides. Furthermore, the Company believes that many financial institutions and third party vendors and network processors (including customers, vendors and processors of the Company) are still in the preliminary stages of analyzing their software and network applications to address Year 2000 issues. It is impossible to estimate the potential expenses involved or delays which may result from the failure of these institutions and third parties to resolve their Year 2000 issues in a timely manner and there can be no assurance that such expenses, failures or delays will not have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company's quarterly operating results have varied in the past and will likely vary significantly in the future. Factors that may cause the Company's future operating results to vary include, without limitation: the timing of new product and service announcements; changes in pricing policies by the Company and its competitors; market acceptance of new and enhanced versions of the Company's products and services; the lengthening of sales cycles for new or existing products or services; customer attrition; changes in operating expenses; changes in Company strategy; personnel changes; the introduction of alternative technologies; the Company's products becoming obsolete; failure, delay and expenses in making software, systems and networks utilized in the Company's business Year 2000 compliant; the effect of acquisitions; and general economic factors. Product and service revenues are difficult to forecast because the market for electronic commerce products and services is rapidly evolving, and the Company's sales cycle generally covers an extended period but varies substantially from customer to customer. Intercept believes that quarter to quarter comparisons of its results of operations should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain line items in the Company's condensed consolidated statements of operations for the periods indicated.


                                                                     Three Months Ended               Six Months Ended
                                                                          June 30,                        June 30,
                                                                ------------------------------   ----------------------------
                                                                      1998             1997           1998            1997
                                                                ------------------------------   ----------------------------
Revenues                                                                 100.0%          100.0%        100.0%           100.0%
Costs of services                                                         41.2            43.9          41.6             44.2
Selling, general, and administrative expenses                             38.7            47.4          39.6             46.4
Depreciation and amortization                                              4.7             6.1           4.6              6.1
                                                                --------------    ------------   -----------     ------------
Total operating expenses                                                  84.6            97.4          85.8             96.7
                                                                --------------    ------------   -----------     ------------

Operating income                                                          15.4             2.6          14.2              3.3
Other expense, net                                                        (2.0)           (3.0)         (2.3)            (3.1)
                                                                --------------    ------------   -----------     ------------

Income (loss) before minority interest and
        provision for income taxes                                        13.4            (0.4)         11.9              0.2
Minority interest (income) loss                                           (0.8)            0.2          (0.4)             0.4
Provision for income taxes                                                 5.2             1.4           4.7              1.1
                                                                --------------    ------------   -----------     ------------

Net income                                                                7.4%           (1.6)%         6.8%             (0.5)%
                                                                ==============    ============   ===========     ============


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Revenues. Revenues increased 22.6%, or $1.2 million, to $6.6 million for the three months ended June 30, 1998 from $5.4 million for the three months ended June 30, 1997. The $1.2 million increase was primarily attributable to (i) $520,000 generated by an increase in EFT processing services, (ii) $150,000 generated by an increase in data communications management services, (iii) $260,000 generated by an increase in equipment sales and (iv) other net increases of $300,000.

     Costs of Services. Costs of services increased 15.2%, or $360,000, to $2.7 million for the three months ended June 30, 1998 from $2.4 million for the three months ended June 30, 1997. The $360,000 increase was primarily attributable to
(i) $130,000 generated by additional equipment sales, (ii) $70,000 generated from additional maintenance services and (iii) other increases of $160,000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 0.2% to $2.6 million for the three months ended June 30, 1998 from $2.6 million for the three-months ended June 30, 1997.

     Depreciation and Amortization. Depreciation and amortization decreased 4.8%, or $20,000, to $310,000 for the three months ended June 30, 1998 from $330,000 for the three months ended June 30, 1997. The decrease was primarily attributable to a reduction of amortization for fully amortized intangibles partially offset by additional depreciation expense related to capital expenditures to upgrade and expand the InterCept Frame Relay Network.

     Other Expense. Other expense decreased 20.1%, or $40,000, to $130,000 for the three months ended June 30, 1998 from $170,000 for the three months ended June 30, 1997. The decrease was primarily due to the reduction of long-term debt.

     Minority Interest Income (Loss). Minority interest income (loss) decreased $60,000 to a loss of $50,000 for the three months ended June 30, 1998 from $10,000 for the three months ended June 30, 1997. The decrease was attributable to profits in ProImage's operations.

     Provision for Income Taxes. Provision for income taxes increased $270,000 to $350,000 for the three months ended June 30, 1998 from $80,000 for the three months ended June 30, 1997. The increase was attributable to increased profits partially offset by a reduction in nondeductible amortization.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Revenues. Revenues increased 22.5%, or $2.4 million, to $12.9 million for the six months ended June 30, 1998 from $10.5 million for the six months ended June 30, 1997. The $2.4 million increase was primarily attributable to (i) $1.1 million generated by an increase in EFT processing services, (ii) $320,000 generated by an increase in data communications management services, (iii) $500,000 generated by an increase in equipment and (iv) other net increases of $440,000.

     Costs of Services. Costs of services increased 15.5%, or $720,000, to $5.4 million for the six months ended June 30, 1998 from $4.7 million for the six months ended June 30, 1997. The $720,000 increase was primarily attributable to
(i) $400,000 generated by an increase in equipment sales, (ii) $80,000 generated by an increase in data communications management, (iii) $70,000 generated from additional maintenance services and (iv) other increases of $170,000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 4.5%, or $220,000, to $5.1 million for the six months ended June 30, 1998 from $4.9 million for the six months ended June 30, 1997. The increase was primarily attributable to an increase in additional sales and administrative personnel to support the Company's growth.

     Depreciation and Amortization. Depreciation and amortization decreased 6.2%, or $40,000, to $600,000 for the six months ended June 30, 1998 from $640,000 for the six months ended June 30, 1997. The decrease was primarily attributable to a reduction of amortization of fully amortized intangibles partially offset by additional depreciation expense related to capital expenditures to upgrade the InterCept Frame Relay Network.

     Other Expense. Other expense decreased 11.0%, or $40,000, to $290,000 for the six months ended June 30, 1998 from $330,000 for the six months ended June 30, 1997. The decrease was primarily due to the reduction of long term debt.

     Minority Interest Income (Loss). Minority interest income (loss) decreased $90,000, to a loss of $50,000 for the six months ended June 30, 1998 from $40,000 for the six months ended June 30, 1997. The decrease was attributable to profits in ProImage's operations.

     Provision for Income Taxes. Provision for income taxes increased $490,000, to $610,000 for the six months ended June 30, 1998 from $120,000 for the six months ended June 30, 1997. The increase was attributable to increased profits partially offset by a reduction in nondeductible amortization.

Liquidity and Capital Resources

     Cash and cash equivalents were $6.9 million at June 30, 1998. Net cash provided by operating activities was $1.8 million and $900,000 for the six months ended June 30, 1998 and 1997, respectively. The increase in the net cash provided by operating activities was primarily attributable to an increase in earnings.

     Net cash used in investing activities was $2.4 million and $1.3 million for the six months ended June 30, 1998 and 1997, respectively. The increase in net cash used in investing activities was primarily due to capital expenditures of $1.6 million to upgrade and expand the InterCept Frame Relay Network in 1998, partially offset by $600,000 related to the collection of a note receivable in 1997.

     Net cash provided by (used in) financing activities was $5.6 million and $(100,000) for the six months ended June 30, 1998 and 1997, respectively. The increase in net cash provided by financing activities was primarily due to net proceeds from the completion of the Company's initial public offering.

     On April 28, 1998, the Company entered into a loan agreement with First Union National Bank (the "First Union Credit Facility"), under which the Company may borrow up to $20.0 million to fund acquisitions and pay expenses related to acquisitions. In addition, at the Company's election, $2.0 million of the First Union Credit Facility may become available for working capital purposes. Before making any borrowings under the loan, InterCept shall have satisfied certain conditions set forth in the loan agreement. The First Union Credit Facility contains provisions which require the Company to maintain certain financial ratios and minimum net worth amounts and which restrict the Company's ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay dividends. The First Union Credit Facility matures on April 28, 2001. Interest is payable monthly and outstanding principal amounts accrue interest, at the Company's option, at an annual rate equal to either (i) a floating rate equal to the lender's prime rate minus one quarter of one percent or (ii) a fixed rate based upon the 30-day LIBOR rate plus applicable margins.

     While there can be no assurances, the Company believes that the cash on hand, funds to be provided by operations, and funds which may be available for working capital purposes under the First Union Credit Facility will be sufficient to meet the Company's anticipated capital expenditure and liquidity requirements for its operations through at least June 1999. The Company intends to grow, in part, through strategic acquisitions and will make additional expenditures to negotiate, and consummate acquisition transactions and integrate the acquired companies. While there can be no assurance, management currently believes that cash on hand and funds from the First Union Credit Facility, together with the issuance of Common Stock and other securities, will be sufficient to fund its acquisition needs for the next 12 months. No assurance can be made with respect to the actual timing and the amount of the expenditures or acqusitions. The Company's estimates are forward-looking statements that are subject to risks and uncertainties discussed above.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     The Company is not a party to, nor is any of its property subject to, any material legal proceedings, other than routine litigation incidental to its business.

ITEM 2.    CHANGES IN SECURITIES

     None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote by the Company's security holders during the second quarter ended June 30, 1998.

ITEM 5.    OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a)    Exhibits


  Exhibit
    No.    Description
  ------   -----------
     3.1 Amended and Restated Articles of Incorporation, as filed with the Secretary of the State of Georgia on April 29, 1998, (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No. 333-47197) as declared effective by the SEC on June 9, 1998 (the "Registration Statement")).

     3.2   Amended and Restated Bylaws (incorporated by reference to Exhibit
           3.2 of the Registration Statement).

     4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company.

    10.1 Loan and Security Agreement dated April 28, 1998 by and among the Company, its wholly-owned subsidiaries and First Union National Bank (incorporated by reference to Exhibit 10.25 of the Registration Statement).

    10.2 Stock Option Agreement dated as of June 24, 1998 by and between the Company and John W. Collins.

    10.3 Stock Option Agreement dated as of June 24, 1998 by and between the Company and Donny R. Jackson.

    10.4 Stock Option Agreement dated as of June 24, 1998 by and between the Company and Scott R. Meyerhoff.

    27.1 Financial Data Schedule for the three and six months ended June 30, 1998.

    27.2 Financial Data Schedule for the three and six months ended June 30, 1997.

     b)    Reports on Form 8-K

           None.
________________

                                  SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE INTERCEPT GROUP, INC.

August 14, 1998                          /s/ John W. Collins
---------------                         ---------------------------
Date                                    John W. Collins
                                        Chairman of the Board
                                        and Chief Executive Officer
                                        (principal executive officer)



August 14, 1998                          /s/ Scott R. Meyerhoff
---------------                         ---------------------------
Date                                    Scott R. Meyerhoff
                                        Chief Financial Officer
                                        (principal financial and
                                         accounting officer)

                                 EXHIBIT INDEX


Exhibit
  No.     Description
  ---     -----------

  3.1 Amended and Restated Articles of Incorporation, as filed with the Secretary of the State of Georgia on April 29, 1998 (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No. 333-47197) as declared effective by the SEC on June 9, 1998 (the "Registration Statement")).

  3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement)

  4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company.

 10.1 Loan and Security Agreement dated April 28, 1998 by and among the Company, its wholly-owned subsidiaries and First Union National Bank (incorporated by reference to Exhibit 10.25 of the Registration Statement).

 10.2 Stock Option Agreement dated as of June 24, 1998 by and between the Company and John W. Collins.

 10.3 Stock Option Agreement dated as of June 24, 1998 by and between the Company and Donny R. Jackson.

 10.4 Stock Option Agreement dated as of June 24, 1998 by and between the Company and Scott R. Meyerhoff.

 27.1 Financial Data Schedule for the three and six months ended June 30, 1998.

 27.2 Financial Data Schedule for the three and six months ended June 30, 1997.

_____________________