Form 10-Q
period 1998-09-30
INTERCEPT GROUP INC
filed 1998-11-12
CIK 1054930

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.


                                      Or


[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ____________, 19_____.


                      Commission file number :  01-14213


                        ------------------------------



                           THE INTERCEPT GROUP, INC.
            (Exact name of registrant as specified in its charter)


           Georgia                                 58 - 2237359
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification No.)


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
                                                  -----     -----
(2) Yes  X    No
        ----     -----


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at November 10, 1998

  Common Stock, no par value                            9,248,539
                                                     (No. of Shares)

================================================================================

THE INTERCEPT GROUP, INC.

                                 INDEX TO FORM 10-Q




                                                                          PAGE
                                                                       ---------
PART I            FINANCIAL INFORMATION

   Item 1.        Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1998 and December 31, 1997

                  Condensed Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 1998 and 1997

                  Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 1998 and 1997

                  Notes to Condensed Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II           OTHER INFORMATION

   Item 1.        Legal Proceedings

   Item 2.        Changes in Securities

   Item 3.        Defaults upon Senior Securities

   Item 4.        Submission of Matters to a Vote of Security Holders

   Item 5.        Other Information

   Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

                                                                           September 30      December 31,
                                                                               1998              1997
                                                                           ------------      ------------
                                                                                    (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                  $ 5,646            $ 2,010
    Accounts receivable, less allowance for doubtful accounts of $167 and $157 at September 30, 1998 and December 31, 1997,
          respectively                                                           2,777              2,776
    Inventory, prepaid expenses and other                                          674                230
                                                                               --------------------------
          Total current assets                                                   9,097              5,016

Property and equipment, net                                                      5,993              2,516
Deferred tax assets                                                                699                668
Intangible assets, net                                                           3,751              1,683
Notes receivable                                                                    37                 45
Other noncurrent assets                                                            465                228
                                                                               --------------------------
          Total assets                                                         $20,042            $10,156
                                                                               ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of notes payable                                        $    93            $   581
    Line of credit                                                                   -                200
    Accounts payable and accrued liabilities                                     2,974              2,103
    Deferred revenue                                                             1,246              1,140
                                                                               --------------------------
          Total current liabilities                                              4,313              4,024

Notes payable, less current portion                                                230              4,716
Deferred compensation                                                                -              1,800
                                                                               --------------------------
          Total liabilities                                                      4,543             10,540

Minority interest                                                                   48                  -

Commitments and contingencies:

Series A redeemable preferred stock 8% cumulative, no par value;
30,000 shares authorized; 0 and 4,000 shares issued and outstanding
at September 30, 1998 and December 31, 1997, respectively.                           -                400

Shareholders' equity (deficit):
    Preferred stock, no par value;  1,000,000 shares authorized;  Series A
        reported above                                                               -                  -
    Common stock, no par value;  50,000,000 shares authorized;
        9,248,539 and 6,750,114 shares issued and outstanding
        at September 30, 1998 and December 31, 1997, respectively               17,176              2,764
    Accumulated deficit                                                         (1,950)            (3,548)
    Accumulated other comprehensive income                                         225                  -
                                                                               --------------------------
          Total shareholders' equity (deficit)                                  15,451               (784)
                                                                               --------------------------
          Total liabilities and shareholders' equity (deficit)                 $20,042            $10,156
                                                                               ==========================

The accompanying notes are an integral part of these condensed consolidated balance sheets.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

                                                              Three Months Ended    Nine Months Ended
                                                                 September 30,         September 30,
                                                              -------- ---------    -------- --------
                                                                1998     1997         1998     1997
                                                              -------- ---------    -------- --------
                                                                 (unaudited)           (unaudited)
Revenues:
    Service fee income                                         $5,518   $4,266      $14,876   $12,069
    Data communications management income                         977      839        2,735     2,282
    Equipment and product sales, services and other             1,082    1,096        2,872     2,388
                                                               ------   ------      -------   -------
          Total revenues                                        7,577    6,201       20,483    16,739

Costs of services:
    Cost of service fee income                                  1,654    1,282        4,375     3,759
    Cost of data communications management income                 648      628        1,868     1,773
    Cost of equipment and product sales                           958      752        2,391     1,783

Selling, general and administrative expenses                    2,790    2,591        7,897     7,477
Depreciation and amortization                                     363      342          962       981
                                                               ------   ------      -------   -------
          Total operating expenses                              6,413    5,595       17,493    15,773

Operating income                                                1,164      606        2,990       966
Other income (expense), net                                        81     (156)        (211)     (484)
                                                               ------   ------      -------   -------
Income before provision for income taxes and minority interest  1,245      450        2,779       482
Provision for income taxes                                        469      235        1,076       356
Minority interest in (income) loss of consolidated subsidiary     (30)       0          (80)       39
                                                               ------   ------      -------   -------

Net income before preferred dividends                             746      215        1,623       165
Preferred dividends                                                 0       (8)         (16)      (24)
                                                               ------   ------      -------   -------
Net income attributable to common shareholders                 $  746   $  207      $ 1,607   $   141
                                                               ======   ======      =======   =======

Net income per common share:
Basic                                                          $ 0.08   $ 0.03      $  0.21   $  0.02
                                                               ======   ======      =======   =======
Diluted                                                        $ 0.08   $ 0.03      $  0.20   $  0.02
                                                               ======   ======      =======   =======

Weighted average shares outstanding:
Basic                                                           9,221    6,750        7,749     6,750
Diluted                                                         9,337    6,869        7,867     6,863

The accompanying notes are an integral part of these condensed consolidated statements of operations.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                       -------------------
                                                                          1998       1997
                                                                       -------------------
                                                                           (unaudited)
Cash flows from operating activities:
Net income                                                              $ 1,623    $   165
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                       962        981
        Minority interest in income (loss) of consolidated subsidiary        80        (39)
        Deferred income tax (benefit)                                       (31)       (17)
        Pro forma tax expense                                                 -        100
    Changes in operating assets and liabilities:
        Accounts receivable                                                 488        351
        Inventory, prepaid expenses, and other                             (667)      (218)
        Other assets                                                          6       (113)
        Accounts payable and accrued expenses                               130        329
        Deferred revenue                                                    106       (138)
                                                                        -------    -------
             Net cash provided by operating activities                    2,697      1,401
                                                                        -------    -------

Cash flows from investing activities:
       Acquisitions, net of cash acquired                                (1,851)         -
       Increase (decrease) in note receivable                                17       (875)
       Purchases of property and equipment, net                          (3,639)      (718)
       Increases in capitalized software                                   (513)         -
                                                                        -------    -------
             Net cash used in investing activities                       (5,986)    (1,593)
                                                                        -------    -------

Cash flows from financing activities:
       Payments on notes payable and line of credit                      (6,974)      (179)
       Debt issuance costs                                                  (88)         -
       Retirement of preferred stock                                       (440)         -
       Distributions for taxes to shareholders of pass through entities      (8)      (152)
       Payment of preferred dividends                                       (16)       (18)
       Proceeds from issuance of common stock, net of issuance costs     14,451          -
                                                                        -------    -------
             Net cash provided by (used in) financing activities          6,925       (349)

Net increase (decrease) in cash and cash equivalents                      3,636       (541)
Cash and cash equivalents at beginning of the period                      2,010      1,398
                                                                        -------    -------
Cash and cash equivalents at end of the period                          $ 5,646    $   857
                                                                        =======    =======

Supplemental disclosures of cash flow information:
       Cash paid for interest                                           $   344    $   579
                                                                        =======    =======
       Cash paid for income taxes                                       $   445    $   238
                                                                        =======    =======

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

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

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ProVesa, Inc. ("ProVesa") and InterCept Switch, Inc., and ProImage, Inc.("ProImage"), a corporation in which ProVesa has a 66.6% ownership interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

2.   NET INCOME PER SHARE

     Net income per share is calculated and presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method based on average stock price for the period. All prior periods are presented under SFAS 128. The effects of anti-dilutive options have been excluded.

     The following tables set forth a reconciliation of basic earnings per share to diluted earnings per share (in thousands, except earnings per share ("EPS") amounts):

                               Three Months Ended               Three Months Ended
                               September 30, 1998               September 30, 1997
                             ----------------------           ----------------------
                              Income  Shares   EPS            Income  Shares   EPS
                             ----------------------           ----------------------
Basic EPS                    $  746   9,221  $ 0.08           $ 207   6,750   $ 0.03

Dilutives:
Stock options                     -     116       -               -     119       -
                             ----------------------           ----------------------
Diluted EPS                  $  746   9,337  $ 0.08           $ 207   6,869   $ 0.03
                             ======================           ======================


                               Nine Months Ended                Nine Months Ended
                               September 30, 1998               September 30, 1997
                             ----------------------           ----------------------
                             Income  Shares    EPS            Income  Shares   EPS
                             ----------------------           ----------------------
Basic EPS                    $1,607   7,749  $ 0.21           $ 141   6,750   $ 0.02

Dilutives:
Stock options                     -     118   (0.01)              -     113        -
                             ----------------------           ----------------------
Diluted EPS                  $1,607   7,867  $ 0.20           $ 141   6,863   $ 0.02
                             ======================           ======================

3.   COMPREHENSIVE INCOME

     As of December 31, 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS No. 130 establishes new rules for the reporting of "comprehensive income", which is the total of net income and all other non-owner changes in shareholders' equity. The adoption of SFAS No. 130 had no effect on the Company's net income.

     The following table sets forth the calculation of the Company's comprehensive income for the periods indicated below (in thousands):



                               Three Months Ended   Nine Months Ended
                                  September 30,        September 30,
                               ------------------- -------------------
                                 1998       1997      1998       1997
                               ------------------- -------------------
Net income, as reported          746        207      1,607        141

Unrealized gain on securities,
   net of tax:                   225          -        225          -
                               --------   --------  --------   -------

Accumulated other
comprehensive income             971        207      1,832        141
                               ========   ========  ========   =======


4.   INITIAL PUBLIC OFFERING OF 2,387,500 SHARES OF COMMON STOCK

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

5.   ACQUISITIONS

     On August 4, 1998, the Company acquired certain assets and assumed certain liabilities of Nova Financial Corporation, a provider of core data processing, check imaging and item capture services throughout Georgia. On September 30, 1998, the Company acquired certain assets and assumed certain liabilities of Advance Data, a provider of core data processing, check imaging and item capture services throughout Arkansas. On August 25, 1998, the Company acquired 33% of ProImage, a check imaging center in which Intercept previously owned an interest. After the acquisition, InterCept owned 66% of ProImage. These acquisitions were accounted for as purchases in accordance with Accounting Principles Board ("APB") Opinion No. 16, and, accordingly, the purchase prices have been preliminarily allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the acquisition dates. The results of operations of Nova and Advance Data have been included in the Company's results of operation since the date of acquisition.

6.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at September 30, 1998 and December 31, 1997 consisted of the following (in thousands):


                                                                          September 30,     December 31,
                                                                             1998              1997
                                                                          ------------------------------
Note payable to Georgia State Bank, all outstanding amounts
repaid in June, 1998.                                                      $   -              $ 2,733

Note payable to FNB Commerce, all outstanding amounts repaid
in June, 1998.                                                                 -                1,378

Note payable to Community Bank of Georgia, all outstanding
amounts repaid in January, 1998.                                               -                  403

Mortgage note payable to Allied Bank, all outstanding amounts
repaid in June, 1998.                                                          -                  389

Note payable to First Macon Bank & Trust interest payable at prime; monthly principal and interest payments, payable in full on
September 15, 2001; the note is collaterized by assets of
ProImage and a corporate guarantee by ProVesa of two-thirds of
the balance of the debt.                                                     255                  316

Note payable to First Macon Bank & Trust, interest payable at prime, monthly principal and interest payments, the note is
collaterized by assets of ProImage and a corporate guarantee
by ProVesa of two-thirds of the balance of the debt.                          68                   78
                                                                        ------------------------------
                                                                             323                5,297
Less current maturities                                                      (93)                (581)
                                                                        ------------------------------
                                                                           $ 230              $ 4,716
                                                                        ==============================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The following discussion contains statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Quarterly Report and include all statements that are not historical statements of fact regarding the intent, anticipation, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intends," "plans," "allows," "strategy," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from these forward-looking statements as a result of many factors, including: the inability to achieve and maintain profitability; the inability to obtain, continue and manage growth or execute agreements with new customers; the risks related to acquisitions and the integration of acquired assets and businesses, customer attrition, the inability to attract and retain qualified sales and marketing personnel and enter strategic marketing relationships; market acceptance of new products and enhancements; growth in the Company's customers; rapid changes in technology; increased competition; dependence on new products; and the other factors discussed in the Company's registration statement on Form S-1 as declared effective on June 9, 1998, including the "Risk Factors" section contained therein.

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

  The Company licenses PC BancPAC, its proprietary Windows NT(R) based client/server software system, on both an in-house and service bureau basis.
The Company recognizes service revenues as the services are provided. It is the Company's policy to recognize revenues for licensing of PC BancPAC in accordance with Statement of Position 97-2 on "Software Revenue Recognition" issued by the American Institute of Certified Public Accountants. Software license fees are recognized when a noncancellable license agreement has been signed, the product has been shipped, and all significant obligations to the customer have been satisfied.

  The Company's maintenance, support and equipment revenues consist primarily of revenues from the Company's maintenance and technical support services as well as sales of equipment. Equipment revenues are recognized at the time of shipment while maintenance and technical support service revenues are recognized as the service period elapses.

  The Company's business and relationships with its customers depend significantly on a number of computer software programs, internal operating systems and connections to other networks. If any of these software programs, systems or networks are not programmed to recognize and properly process dates after December 31, 1999 (the "Year 2000" issue), significant system failures or errors may result which could have a material adverse effect on the business, financial condition, or results of operations of both the affected customers and the Company. The Company has conducted a preliminary review of its internal accounting and operating programs and systems and currently believes that these programs and systems and the network connections it maintains are adequately programmed to address the Year 2000 issue or can be modified or replaced to address the Year 2000 issue without incurring costs or delays which would have a material adverse effect on the Company's financial condition. The Company currently provides service bureau processing services to certain customers using a processing solution that is not Year 2000 compliant, and the Company is in the process of converting those customers to its PC BancPAC software, which the Company believes is Year 2000 compliant, before the end of September 1999. The Company currently estimates that the cost of such conversion will total approximately $200,000; however, it is difficult to predict such costs with certainty, and there can be no assurance that the costs necessary to convert its customers to PC BancPAC will not have a material adverse effect on the Company's business, financial condition, or results of operations. Further, any failure by the Company to complete the conversion of any of its service bureau customers in a timely manner could significantly interrupt the business operations of such customers, which could have a material adverse effect on the business, financial condition, or results of operations of both the affected customers and the Company.

  The Company has not completed an assessment of third party products or systems used in its business. Other companies interact electronically with the Company and its customers, and the Company must coordinate its EFT, data communications and enterprise software processing with such other companies and its customers. If these other companies or the Company's customers do not successfully address Year 2000 issues in their operations and if the Company is unable to successfully transfer its business operations to another provider that has Year 2000 compliant systems, the Company's processing operations may be interrupted, hindered or delayed, which would have a material adverse effect on its business, financial condition and results of operations. Furthermore, the Company believes that many financial institutions and third party vendors and network processors (including customers, vendors and processors of the Company) are still in the preliminary stages of analyzing their software and network applications to address Year 2000 issues. It is impossible to estimate the potential expenses involved or delays which may result from the failure of these institutions and third parties to resolve their Year 2000 issues in a timely manner, and there can be no assurance that such expenses, failures or delays will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                            ------------------       -----------------
                                              1998      1997           1998     1997
                                            ------------------       -----------------
Revenues                                      100.0%     100.0%        100.0 %  100.0 %
Costs of services                              43.0       42.9          42.2     43.7
Selling, general, and administrative
   expenses                                    36.8       41.8          38.6     44.7
Depreciation and amortization                   4.8        5.5           4.7      5.9
                                              -----       ----         -----     ----
Total operating expenses                       84.6       90.2          85.5     94.3
                                              -----       ----         -----     ----

Operating income (loss)                        15.4        9.8          14.5      5.7
Other income (expense), net                     1.1       (2.5)         (1.0)    (2.8)
                                              -----       ----         -----     ----

Income before minority interest and
    provision for income taxes                 16.5        7.3          13.5      2.9
Minority interest in (income) loss              0.4        0.0          (0.0)     0.0
Provision for income taxes                      6.2        3.8           5.3      2.1
                                              -----       ----         -----     ----

Net income                                      9.9%       3.5%          8.2%     0.8%
                                              =====       ====         =====     ====

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

  Revenues. Revenues increased 22.2%, or $1.4 million, to $7.6 million for the three months ended September 30, 1998 from $6.2 million for the three months ended September 30, 1997. The $1.4 million increase was primarily attributable to (i) $700,000 generated by an increase in core data processing services, of which $410,000 was related to the Company's acquisitions during the third quarter, (ii) $420,000 generated by an increase in EFT processing services,
(iii) $140,000 generated by an increase in data communication services and (iv) other increases of $140,000.

  Costs of Services. Costs of services increased 22.5%, or $600,000, to $3.3 million for the three months ended September 30, 1998 from $2.7 million for the three months ended September 30, 1997. The $600,000 increase was primarily attributable to (ii) $350,000 generated by additional core data processing sales, of which $190,000 was related to the Company's acquisitions during the third quarter, (ii) $210,000 generated by additional equipment sales and (iii) other increases of $40,000.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 7.7% or $200,000 to $2.8 million for the three months ended September 30, 1998 from $2.6 million for the three months ended September 30, 1997. The increase was primarily attributable to $170,000 related to the Company's acquisitions during the third quarter and $30,000 to support the continued growth of the Company's business.

  Depreciation and Amortization. Depreciation and amortization increased 6.1%, or $20,000, to $360,000 for the three months ended September 30, 1998 from $340,000 for the three months ended September 30, 1997. The increase was primarily attributable to additional property, plant and equipment, partially offset by a decrease in amortization.

  Other Income (Expense). Other income (expense) increased 151.9%, or $240,000, to income of $80,000 for the three months ended September 30, 1998 from expense of $(160,000) for the three months ended September 30, 1997. The increase was primarily due to the reduction of long-term debt with proceeds from the Company's initial public offering in June 1998.

  Minority Interest in Income. Minority interest in income increased to $30,000 for the three months ended September 30, 1998 from no minority interest for the three months ended September 30, 1997. The increase was attributable to profits in ProImage's operations.

  Provision for Income Taxes. Provision for income taxes increased $230,000 to $470,000 for the three months ended September 30, 1998 from $240,000 for the three months ended September 30, 1997. The increase was attributable to increased profits partially offset by a reduction in nondeductible amortization.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

  Revenues. Revenues increased 22.4%, or $3.7 million, to $20.5 million for the nine months ended September 30, 1998 from $16.7 million for the nine months ended September 30, 1997. The increase was primarily attributable to (i) $1.6 million generated by an increase in EFT processing services, (ii) $960,000 generated by an increase in core data processing services, of which $410,000 was related to the Company's acquisitions during the third quarter, (iii) $550,000 generated by an increase in data communications management services, (iv) $390,000 generated by an increase in equipment sales and (v) other net increases of $200,000.

  Costs of Services. Costs of services increased 18.0%, or $1.3 million, to $8.6 million for the nine months ended September 30, 1998 from $7.3 million for the nine months ended September 30, 1997. The $1.3 million increase was primarily attributable to (i) $610,000 generated by additional equipment sales,
(ii) $450,000 generated by an increase in core data processing services of which $190,000 was related to the Company's acquisitions during the third quarter and
(iii) other net increases of $260,000.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 5.6%, or $420,000, to $7.9 million for the nine months ended September 30, 1998 from $7.5 million for the nine months ended September 30, 1997. The increase was primarily attributable to $250,000 for additional personnel and facilities to support the Company's growth and $170,000 related to the Company's acquisitions during 1998.

  Depreciation and Amortization. Depreciation and amortization decreased 1.9%, or $20,000, to $960,000 for the nine months ended September 30, 1998 from $980,000 for the nine months ended September 30, 1997. The decrease was primarily attributable to a decrease in amortization of $370,000, partially offset by increases related to additional property, plant and equipment.

  Other Expense. Other expense decreased 56.4%, or $270,000, to $210,000 for the nine months ended September 30, 1998 from $480,000 for the nine months ended September 30, 1997. The decrease was primarily due to the reduction of long term debt with proceeds from the Company's initial public offering in June 1998.

  Minority Interest in Income. Minority interest in income increased $120,000, to $80,000 for the nine months ended September 30, 1998 from a minority interest in loss of $40,000 for the nine months ended September 30, 1997. The increase was attributable to profits in ProImage's operations.

  Provision for Income Taxes. Provision for income taxes increased $720,000, to $1.1 million for the nine months ended September 30, 1998 from $360,000 for the nine months ended September 30, 1997. The increase was attributable to increased profits partially offset by a reduction in nondeductible amortization.

Liquidity and Capital Resources

  Cash and cash equivalents were $5.6 million at September 30, 1998. Net cash provided by operating activities was $2.7 million and $1.4 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in the net cash provided by operating activities was primarily attributable to an increase in earnings.

  Net cash used in investing activities was $6.0 million and $1.6 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures and the acquisitions of Nova Financial Corporation and Advance Data.

  Net cash provided by (used in) financing activities was $6.9 million and ($350,000) for the nine months ended September 30, 1998 and 1997, respectively. The increase in net cash provided by financing activities was primarily due to net proceeds from the completion of the Company's initial public offering.

  On April 28, 1998, the Company entered into a loan agreement with First Union National Bank (the "First Union Credit Facility"), under which the Company may borrow up to $20.0 million to fund acquisitions and pay expenses related to acquisitions. In addition, at the Company's election, $2.0 million of the First Union Credit Facility may become available for working capital purposes. Before making any borrowings under the loan, the Company shall have satisfied certain conditions set forth in the loan agreement. The First Union Credit Facility contains provisions which require the Company to maintain certain financial ratios and minimum net worth amounts and which restrict the Company's ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay dividends. The First Union Credit Facility matures on April 28, 2001. Interest is payable monthly and outstanding principal amounts accrue interest, at the Company's option, at an annual rate equal to either (i) a floating rate equal to the lender's prime rate minus one quarter of one percent or (ii) a fixed rate based upon the 30-day LIBOR rate plus applicable margins. No amounts were outstanding under the First Union Credit Facility during the three or nine months ended September 30, 1998.

  While there can be no assurances, the Company believes that the cash on hand, funds to be provided by operations, and funds which may be available for working capital purposes under the First Union Credit Facility will be sufficient to meet the Company's anticipated capital expenditure and liquidity requirements for its operations through at least September 1999. The Company intends to grow, in part, through strategic acquisitions and will make additional expenditures to negotiate and consummate acquisition transactions and integrate the acquired companies. While there can be no assurance, management currently believes that cash on hand and funds from the First Union Credit Facility, together with the issuance of Common Stock and other securities, will be sufficient to fund its acquisition needs for the next 12 months. No assurance can be made with respect to the actual timing and the amount of the expenditures or acquisitions. The Company's estimates are forward-looking statements that are subject to risks and uncertainties discussed above.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

  The Company is not a party to, nor is any of its property subject to, any material legal proceedings, other than routine litigation incidental to its business.

ITEM 2.    CHANGES IN SECURITIES

  None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote by the Company's security holders during the third quarter ended September 30, 1998.

ITEM 5.    OTHER INFORMATION

  None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits



 Exhibit
   No.             Description
 ------            -----------

  2.1 Asset Purchase Agreement dated August 4, 1998 by and between The Intercept Group, Inc., Nova Financial Corporation and Broadnet, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on August 19, 1998).

  2.2 Asset Purchase Agreement dated September 30, 1998 by and between ProVesa, Inc., Mercantile Corporation and Dale May (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October 14, 1998).

  3.1 Amended and Restated Articles of Incorporation, as filed with the Secretary of the State of Georgia on April 29, 1998, (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No. 333-47197) as declared effective by the Securities and Exchange Commission on June 9, 1998 (the "Registration Statement")).

  3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement).

  4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company.

 27.1 Financial Data Schedule for the three and nine months ended September 30, 1998.

 27.2 Financial Data Schedule for the three and nine months ended September 30, 1997.

  b)      Reports on Form 8-K

          Form 8-K filed August 19, 1998
               Reporting under Item 2 that the Company entered into a definitive Asset Purchase Agreement to purchase certain assets and assume certain liabilities of Nova Financial Corporation, the Nova Agreement.

          Form 8-K filed October 14, 1998
               Reporting under Item 2 that ProVesa, Inc., a wholly owned subsidiary of the Company, entered into a definitive Asset Purchase Agreement to purchase certain assets and assume certain liabilities of Advance Data.

          Form 8-K/A filed October 17, 1998
               Reporting under Item 7 the Financial Statements, Pro Forma Financial Information and Exhibits with respect to the Nova Agreement.

__________________

                                 SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            THE INTERCEPT GROUP, INC.



November  12, 1998          /s/ John W. Collins
------------------          ---------------------------
Date                        John W. Collins
                            Chairman of the Board and Chief Executive Officer
                            (principal executive officer)



November  12, 1998          /s/ Scott R. Meyerhoff
------------------          ---------------------------
Date                        Scott R. Meyerhoff
                            Chief Financial Officer
                            (principal financial and accounting officer)

                                EXHIBIT INDEX


 Exhibit
   No.             Description
 ------            -----------

  2.1 Asset Purchase Agreement dated August 4, 1998 by and between The Intercept Group, Inc., Nova Financial Corporation and Broadnet, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on August 19, 1998).

  2.2 Asset Purchase Agreement dated September 30, 1998 by and between ProVesa, Inc., Mercantile Corporation and Dale May (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October 14, 1998).

  3.1 Amended and Restated Articles of Incorporation, as filed with the Secretary of the State of Georgia on April 29, 1998, (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No. 333-47197) as declared effective by the Securities and Exchange Commission on June 9, 1998 (the "Registration Statement")).

  3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement).

  4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company.

 27.1 Financial Data Schedule for the three and nine months ended September 30, 1998.

 27.2 Financial Data Schedule for the three and nine months ended September 30, 1997.