Form 10-K405
period 1998-12-31
INTERCEPT GROUP INC
filed 1999-03-03
CIK 1054930

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1998
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________

                      Commission file number:    01-14213

                           THE INTERCEPT GROUP, INC.
                   (Exact name of registrant in its charter)

                 Georgia                                  58-2237359
       (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)                Identification No.)

  3150 Holcomb Bridge Road, Suite 200,
          Norcross, Georgia                                 30071
(Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code):   (770) 248-9600

Securities registered pursuant to Section 12(b) of the Act:

      Common Stock, no par value                     American Stock Exchange
        (Title of each class)                       (Name of each exchange on
                                                         which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of class)

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 1, 1999, as reported on the American Stock Exchange, was approximately $84,500,000. As of March 1, 1999, the Registrant had outstanding 9,255,678 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders to be held on June 15, 1999 are incorporated by reference in Part III of this Form 10-K.

                               Index of Form 10-K

                                                                                                 Page
                                                                                                 ----
Part I

Item 1.     Business.............................................................................   1

Item 2.     Properties...........................................................................  12

Item 3.     Legal Proceedings....................................................................  12

Item 4.     Submission of Matters to a Vote of Security Holders..................................  12

Part II

Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters................  12

Item 6.     Selected Consolidated Financial Data.................................................  14

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................................  16

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk............................  23

Item 8.     Consolidated Financial Statements and Supplementary Data.............................  24

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.................................................................  24

Part III

Item 10.    Directors and Executive Officers of the Registrant...................................  25

Item 11.    Executive Compensation...............................................................  25

Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................  25

Item 13.    Certain Relationships and Related Transactions.......................................  25

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  25

                                     PART I

ITEM 1.  BUSINESS

     This Annual Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding the intent, belief or expectations of InterCept and its management. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond InterCept's control. Words such as "may," "would," could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate" are meant to identify such forward-looking statements. Such forward-looking statements are not guarantees and actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: InterCept's brief combined operating history and whether it will be able to maintain profitability; whether it can obtain and manage growth or execute agreements with new customers; whether it can successfully locate, acquire and integrate new businesses and products; customer attrition; whether the market will accept Intercept's new products and services; increased competition; possible system failures and rapid changes in technology; and other factors discussed in this Annual Report and in InterCept's filings with the Securities and Exchange Commission, including its registration statement on Form S-1 (No. 333-47197) declared effective on June 9, 1998 and the "Risk Factors" section therein.

General

     The InterCept Group, Inc. ("InterCept" or the "Company") designs, develops, markets and implements a suite of fully integrated electronic commerce products and services primarily for community financial institutions in the United States. InterCept's products and services include electronic funds transfer
(EFT), data communications management, client/server enterprise software and other processing solutions. InterCept serves over 690 financial institutions in 20 states and is the largest third-party processor of financial institutions' automated teller machines ("ATMs") in the southeastern United States.

     InterCept provides numerous EFT products and services, including ATM, point of sale ("POS") and scrip debit services, debit card transactions including both MasterMoney(TM) and Visa(R) Check cards, funds transfer and remote banking services. The Company licenses its PC-based client/server enterprise software, PC BancPAC(TM), which operates in a Windows NT(R) personal computing environment. The Company maintains the "InterCept Frame Relay Network," one of the largest private frame relay networks in the southeastern United States and the principal conduit through which the Company processes EFT transactions and manages the data communications needs of its customers. The Company offers its financial institution customers numerous value-added products and services, including item processing, branch automation, optical disk record storage and retrieval, check imaging and on-line signature verification. The Company also provides maintenance and technical support services, supplies ATMs, proof machines and other banking related equipment, and offers numerous ancillary products and services to community financial institutions.

     InterCept's top 9 senior officers have an average of over 23 years of industry experience and have expertise in multiple areas of electronic commerce (including EFT and data communications management), enterprise software and transaction processing for financial institutions. The Company's current market focus is on community financial institutions, which the Company believes rely heavily on third-party providers for a majority of their EFT, data communications management, enterprise software and transaction processing solutions, including the products and services offered by the Company. The Company believes that its integrated suite of electronic commerce solutions enables its customers to compete with larger financial institutions by allowing them to offer their customers similar products and services on a cost-competitive basis.

Industry Background

     Electronic commerce involves the transaction of business through the use of telecommunications networks and computer systems that transmit and process commercial information and business documents electronically. Electronic commerce for the financial services industry includes value-added EFT services such as ATM, POS, funds transfer, scrip debit services, remote banking and universal access to funds. The Company believes that the demand of community financial institutions and their customers for third-party electronic commerce solutions has increased substantially in recent years and will continue to grow in the future as a result of numerous financial, strategic and technological factors. These factors include: (i) the desire by these financial institutions to remain competitive with larger institutions by using sophisticated technologies in their operations without the expense and resource commitment required to maintain in-house systems; (ii) the need for rapid and secure processing and transmission of large amounts of data to multiple locations;
(iii) the need to accommodate the Year 2000 data rollover problem; (iv) the efforts of financial institutions to control costs and improve operating efficiencies through the use of service bureau outsourcing alternatives; and (v) the desire of financial service providers to focus on their primary product and service offerings.

     EFT Processing Services

     EFT transaction processing involves the on-line processing of transactions initiated by a consumer at a terminal using a debit or credit card issued by the consumer's financial institution. Various transactions, including cash withdrawals, transfers and balance inquiries, are initialized, authorized, completed and recorded against the consumer's accounts. Although larger financial institutions typically process their EFT transactions in-house, a large number of community financial institutions traditionally have outsourced EFT transaction processing to third-party processors. The Company believes that increased card acceptance and usage, coupled with technological advances in electronic transaction processing, have created a need for financial service providers to offer a variety of EFT solutions and value-added services to their customers. By aggregating the EFT transaction processing of numerous community financial institutions, third party processors create economies of scale, which allow them to price their services competitively.

     Data Communications Management

     EFT transaction processing mandates dependable and automated data communications connectivity in a secure environment. The technologies involved in EFT processing are deployed widely in publicly available communications platforms, including online services, the Internet (including the World Wide
Web) and interactive telephone information systems (such as those provided by many banks). These communications resources enable individuals to locate and retrieve large amounts of information from a remote location using standard devices such as telephones and personal computers. Personal computers have various communications devices (e.g., modems, ISDN terminal adaptors and network interface cards) that allow remote communication with other computers. The growth in the number and types of communications devices has created what InterCept believes is a large market in data communications management, transaction processing and information exchange services.

     Enterprise Software

     Changing technologies, business practices and financial products have resulted in software-related issues of compatibility, scalability and increased complexity for many financial institutions. The shift toward the client/server processing environment has created the need for more user-friendly applications and on-line support mechanisms and the integration of highly complex systems and software with various telephony applications. The technology surrounding the transmission, storage and retrieval of massive amounts of data has further increased the complexity of data processing for financial institutions. In addition, many existing software systems have a Year 2000 data rollover problem because they do not store dates and process data using codes which are written for four-digit years. These older systems may produce inaccurate information or may even become inoperable at the turn of the century, and may not otherwise offer the advanced technological capabilities provided by newer systems. As a result, InterCept believes that financial institutions are demanding more complete and flexible data communications, information technology, enterprise software and processing solutions, as well as complementary products and services.

Strategy

     The Company's goal is to become one of the largest providers of fully integrated electronic commerce products and services for community financial institutions in the United States. To attain this goal, the Company plans to grow significantly by implementing the following key strategies:

     (i) Cross-Market to Existing Customer Base and Maximize Recurring Revenues. InterCept plans to cross-market its EFT, data communications management, client/server enterprise software and numerous ancillary products and services to its existing customers, most of which already use the Company's EFT services. The Company seeks to develop and maintain long-term customer relationships by providing multiple electronic commerce products and services to community financial institutions. Many of the Company's products and services generate recurring revenues, which the Company defines as revenues from services used by customers each month and year in connection with their ongoing business. The Company intends to maximize its recurring revenues through these relationships by enhancing and increasing the use of its various products and services. The Company also plans to create and acquire additional sources of recurring revenues to meet the evolving needs of its customers.

     (ii) Expand Sales Force and Strategic Marketing Relationships. The Company plans to expand its customer base and penetrate new geographic markets by hiring sales personnel with expertise in community financial institutions' operations and/or electronic commerce products and services similar to those offered by the Company. InterCept has established relationships with several banking related business organizations, including 10 of the 18 bankers' banks in the United States, which provide the Company access to thousands of community financial institutions nationwide. Bankers' banks are local or regional business organizations that provide correspondent banking products and services to financial institutions that could not provide them in an efficient manner themselves due to cost, location, lack of resources or other circumstances. In addition, bankers' banks provide financial support and business advice to financial institutions with respect to various critical areas such as operations, profitability and federal and state regulation. The Company believes that the nature of the relationship between bankers' banks and community financial institutions makes the Company's alliances with bankers' banks an important part of its marketing strategy. InterCept intends to use its expanded sales force to market its products and services directly to community financial institutions and to enhance its indirect marketing efforts by developing additional strategic marketing relationships with bankers' banks and various other business organizations.

     (iii) Increase Data Communications Management and Optimize the InterCept Frame Relay Network. InterCept intends to increase its data communications management services by offering customized, cost-competitive telecommunications connectivity to its customers and managing their data traffic in a reliable and secure manner across the InterCept Frame Relay Network. During 1998, the Company upgraded some of its processing and switching equipment and telecommunications lines to improve the speed and efficiency of transaction processing across its networks. The Company intends to enhance use of the InterCept Frame Relay Network by selling additional communications services to its customers and by expanding the InterCept Frame Relay Network into new geographic areas as business warrants.

     (iv) Complete Strategic Acquisitions. InterCept intends to acquire other companies with complementary technologies or services that will enhance and expand the products and services offered to existing customers, increase its market share, expand its geographic presence or optimize the InterCept Frame Relay Network. The Company has acquired several complementary businesses, products and services and believes that its previous acquisitions have strengthened its suite of products and services and expanded its geographic presence into new markets. The Company plans to continue to integrate and enhance the products and services it has acquired, pursue strategic acquisitions of additional products and services and cross-market its expanded suite of solutions to existing and future customers.

     (v) Expand and Enhance its Products and Services. The Company has devoted and will continue to devote resources to developing and enhancing its suite of products and services. The Company plans to continue to combine its enhanced and expanded electronic commerce solutions with sophisticated technology to help its community financial institution customers remain competitive with other financial service providers.

The InterCept Solution

     The InterCept solution to addressing the complex and evolving needs of community financial institutions is to continue to develop, enhance and provide a comprehensive and flexible suite of fully integrated electronic commerce products and services. These products and services include: (i) EFT transaction services, including ATM, POS, scrip services, debit card transactions, funds transfer, remote banking and universal access to funds; (ii) data communications management services across the InterCept Frame Relay Network; (iii) client/ server enterprise software solutions to handle the core processing needs of community financial institutions; (iv) other value-added products and services, including item processing, branch automation, optical disk storage products, check imaging and on-line signature verification; and (v) equipment, maintenance and technical support and merchant credit card portfolio management services. The Company seeks to maximize the benefits of available technologies to enable it to deliver reliable data communications, client/server enterprise software and transaction processing solutions and related products and services on a cost-effective basis. The Company believes that each of its products and services efficiently and effectively supports the various needs of community financial institutions and that, when combined, its integrated electronic commerce products and services offer community financial institutions a single source for comprehensive electronic commerce solutions and allow its community financial institution customers to remain competitive with larger financial service providers.

     EFT Processing Services

     InterCept offers a wide range of EFT transaction services, including ATM, POS, scrip services, debit card transactions including MasterMoney(TM) and VISA(R) Check cards, funds transfer, remote banking and universal access to funds. The Company's EFT transaction processing business is conducted primarily through its network connections to most regional and all national ATM and POS switch networks, including HONOR(TM), PULSE(TM), Cirrus(R), PLUS(R), Maestro(R) and INTERLINK(R). Based on the number of financial institutions that use third parties to process their ATM transactions, the Company is the largest third-party processor of financial institutions' ATM transactions in the southeastern United States. As of December 31, 1998, the Company provided EFT services to approximately 450 customers. Revenues from these activities were $11.8 million, or 40.9% of revenues, for the year ended December 31, 1998.

     Historically, the national ATM switching networks prohibited member institutions from charging fees for ATM usage on their networks. In April 1996, national switching networks Cirrus(R) and PLUS(R) voted to lift the ban on these ATM surcharges. After the ban lifted, several financial institutions began charging fees to non-customers for using their ATMs to conduct transactions across their switching networks. The Company's community financial institution customers became concerned that their customers would migrate to institutions with a larger number of ATMs for the availability of a larger number of surcharge-free ATMs. In response to this concern, the Company formed a wholly-owned subsidiary, InterCept Switch, Inc., and introduced InterCept Switch, a surcharge-free ATM network designed to keep its community financial institution customers competitive with larger banks by allowing them to waive ATM surcharges for customers of InterCept Switch members, while retaining the ability to surcharge non-member customers that use their ATMs. The InterCept Switch ATM network is run by PULSE(TM) for a fee based on the number of ATM transactions conducted through the InterCept Switch network. InterCept Switch had 134 member institutions representing 353 ATM machines in 12 states at December 31, 1998.

     InterCept gives its financial institution customers the flexibility to design the ATM program they wish to offer by providing full functional support of all major ATM hardware. The Company provides ATM support services and products, including terminal processing, network support, POS and ATM equipment, and maintenance services. The Company's customers may elect to forego the purchase of ATM hardware by choosing the Company's card issue only service option, which permits institutions to offer ATM services to their customers without the expense of purchasing and maintaining ATM hardware.

     The typical ATM transaction processed by the Company begins when a cardholder inserts a card issued by a financial institution (a "Card Issuer") into an ATM to withdraw funds, obtain a balance, make other account inquiries or transfer funds. The transaction is routed from the ATM across the InterCept Frame Relay Network to the Company's data communications and processing center. The Company's computer identifies the Card Issuer by the financial institution identification number contained within the card's magnetic strip. The Company then either (i) authorizes or denies the requested transaction or (ii) switches the transaction to the Card Issuer or its designated processor for authorization. Once authorization is received, the authorization message is routed back to the ATM almost immediately and the transaction is completed. For its customers' clients, the Company updates the cardholder's account information on a daily basis.

     Throughout these steps, the Company charges various fees to the financial institutions that are in addition to any fees that the Card Issuer might charge the ATM user. The Company receives a base fee for providing its ATM processing services and an additional fee for each ATM serviced. Once the number of transactions exceeds established maximums (typically between 2,000 and 3,000 transactions), the Company charges additional fees for the extra transactions processed. The Company also receives fees for installation, maintenance and support of the ATMs it supplies to its customers.

     The Company processes debit card transactions for banks issuing such cards, including MasterMoney(TM) and Visa(R) Check cards, which permit direct payment debit from POS terminals at locations worldwide against the cardholder's deposit account. InterCept's POS and scrip services provide instant access to funds without the expense of installing a traditional ATM. With a relatively small initial investment in a POS or scrip terminal, the Company's financial institution customers can support EFT transactions from virtually any merchant location.

     The electronic debit card transaction process begins when a consumer presents a debit card to the merchant who then "swipes" the card at a POS terminal and enters the transaction amount. The transaction data is transmitted from the POS terminal through the applicable credit and debit processing networks to the InterCept Frame Relay Network. The Company then compares the purchase transaction against the authorization data accessed through the Company's system, places a hold for the transaction amount, authorizes the transaction and transmits the authorization response almost immediately back through the network to the POS terminal. The appropriate processing network settles the payment and credits the merchant with the transaction amount less any discounts. The merchant delivers final transaction information to the credit processing network and the network submits the transaction to the Company, which facilitates posting and reporting of the transaction with the issuing bank. To complete the transaction, the issuing bank debits its customer's account for the transaction amount. For its POS services, the Company generally receives a portion of the interchange fees charged by its community financial institution customers that issue debit cards and charges a monthly fee if its customers do not meet a certain minimum dollar amount of transactions for a particular month.

     A scrip transaction requires a customer to obtain a cash voucher, using an ATM card, at a self-service terminal located within the store but not at the check-out. The customer purchases goods with the voucher and receives any overage from the transaction in cash (if permitted by the merchant) or in the form of a voucher from the cashier. InterCept's scrip and POS services include access to multiple networks, settlement reports, card management support and administrative terminal support.

     The Company markets its EFT services primarily to community financial institutions in the southeastern and central United States. The Company's EFT service contracts generally provide for an initial term of three to five years and automatically renew for similar terms unless notice of non-renewal is given prior to expiration. Most charges due under these agreements are paid monthly. The Company generally is permitted to raise prices on an annual basis subject to certain maximum limits.

     Data Communications Management and The InterCept Frame Relay Network

     Through the InterCept Frame Relay Network and its telecommunications connectivity to various other networks, the Company manages data communications and, in some instances, voice-over-frame communications, which eliminates certain long distance charges for its customers. The Company also designs and manages various local and wide area data communications networks for its customers. The Company offers internet services, including managed firewall and email services, to the desktop of its customers' personnel across the InterCept Frame Relay Network. As of December 31, 1998, the Company provided data communications services to 366 customers. Revenues from these activities were $3.8 million, or 13.1% of revenues, for the year ended December 31, 1998.

     The Company maintains nationwide data communications coverage and the InterCept Frame Relay Network, the Company's private frame relay telecommunications network with approximately 1,400 drops which are located in 16 states, 47 LATAs and all five RBOCs' markets. According to industry data, based upon the number of drops, the InterCept Frame Relay Network is one of the largest private frame relay networks in the southeastern United States. The key advantages of frame relay versus legacy protocols include: (i) the ability to accommodate data packets of various sizes; and (ii) protocol independence-- not only can any set of data be accepted, switched and transported across a network, but the specific data is undisturbed in the process of encapsulation. Intercept believes that the design of the InterCept Frame Relay Network provides efficient switching capabilities, which results in rapid response time, as well as secure and reliable transmission and processing for electronic commerce transactions conducted across the network.

     The InterCept Frame Relay Network uses the fiber optic networks of MCI WorldCom, Inc. and BellSouth Telecommunications, Inc. to provide the substantial bandwidth capable of supporting the transaction-intensive services offered by the Company. The InterCept Frame Relay Network is linked to the Company's customer operations by T-1 and fractional T-1 communication lines to ensure adequate bandwidth for rapid processing of electronically transmitted data. As customer needs change and as technology improves, management believes that it will be able to adapt and customize the InterCept Frame Relay Network as necessary to achieve the processing speeds and functionality it desires.

     The InterCept Frame Relay Network topology gives the Company the ability to acquire telecommunications access from providers other than MCI WorldCom. Management believes that, if necessary or desirable, the Company could utilize the networks of any major telecommunications access provider to operate the InterCept Frame Relay Network. Management believes that transferring the InterCept Frame Relay Network to another telecommunications access provider could be accomplished without significant service interruption or delay, although such a transfer may increase the Company's expenses for its telecommunications services. The Company maintains an automated backup system for the most critical data circuits in the InterCept Frame Relay Network in the event of a network outage or other similar occurrence. The Company also provides shared hub satellite transmission services as well as multi-drop and point-to-point hard line telecommunication networks. The Company uses Motorola telecommunications equipment and processing hardware to enable the InterCept Frame Relay Network to support the various data communications protocols most commonly used by its customers.

     The Company monitors and maintains the InterCept Frame Relay Network's lines, circuits and equipment functions on a seven-day, 24-hour basis from a central computer location in Norcross, Georgia. The Company maintains this EFT processing and data communications switching facility and has established a limited disaster recovery plan with certain telecommunications providers to provide alternative communications capabilities in the event the Company experiences a natural disaster or other interruption at its Norcross facility, rather than maintaining a "hot site" backup location for its EFT processing and InterCept Frame Relay Network switching hardware.

     Client/Server Enterprise Software and Services

     The Company offers client/server enterprise software processing and related products and services on both an in-house and service bureau basis primarily to community financial institutions. The Company satisfies its service bureau customers' core processing requirements, including general ledger and financial management, customer information file maintenance, loan and deposit processing, financial accounting and reporting and ATM and automated clearing house ("ACH") interfaces, through on-line data communications utilizing the InterCept Frame Relay Network. Historically, InterCept delivered its core data processing solutions on a service bureau basis using legacy computer system technology. However, in December 1996 the Company acquired PC BancPAC(TM) and has since licensed this client/server accounting software system on an in-house basis and implemented this software in its service bureau operations. Revenues from the Company's enterprise software and related services and $6.9 million, or 23.9% of revenues, for the year ended December 31, 1998.

     In August 1998, the Company acquired certain assets and liabilities of Nova Financial Corporation ("Nova"), a Georgia-based provider of core data processing, item capture and check imaging services. In September 1998, the Company acquired certain assets and liabilities of Advance Data ("Advance Data"), an Arkansas-based provider of core data processing, item capture and check imaging services from Mercantile Corporation. In October 1998, the Company acquired all of the common stock of Item Processing of America Inc. ("IPA"), a Florida-based provider of item capture and disaster recovery services. InterCept believes these acquisitions strengthen its suite of products and services and that they have expanded its market presence and customer support in several key states.

     PC BancPAC(TM) consists of a series of integrated software modules which, together, accommodate the core data processing needs of the Company's financial institution customers, including general ledger and financial management, customer information file maintenance, loan and deposit processing, financial accounting and reporting and ATM and ACH interfaces. PC BancPAC(TM) and related products operate in a Windows NT(R) environment and the Company believes they are well-suited for both in-house and service bureau core processing for financial institutions. The Company believes PC BancPAC(TM) is Year 2000 compliant and permits the Company to offer flexible alternatives to its existing customers and to pursue other segments of the financial institution processing market. Processing in a client/server environment provides superior flexibility in tailoring procedures and improves customer service throughout the institution. Using personal computers as workstations (the "client") and connecting them via a network to another personal computer containing the database (the "server"), client/server computing offers fast and easy processing on economical computer hardware. The Company believes PC BancPAC(TM) is a user-friendly product with easy-to-learn "point and click" and "drag and drop" features.

     As part of its software processing services, the Company also provides item processing and back office services including proofing and encoding, bulk filing, statement preparation and check imaging to accommodate the additional needs of its financial institution customers. The Company's data processing and item processing services are typically priced on the basis of account or item volume. The Company delivers its check imaging and item processing services from seven service centers located in Georgia, Florida, Arkansas and Colorado. Fees for check imaging services are generally based upon the volume of information and images (document pages) processed, stored or retrieved. Fees for item processing services are generally based upon the volume of items. The Company also offers a variety of owned and licensed complementary value-added services and products to its customers to enable them to compete with larger financial institutions that offer a broad array of services and products to their customers. These services and products include an integrated voice response banking system, safe deposit box accounting, cash management services, check imaging services and optical disk storage.

     The Company's data communications, EFT and outsourced client/server enterprise processing services utilize the InterCept Frame Relay Network and are coordinated through the Company's three host data centers located in Georgia, Arkansas and Colorado and seven check imaging and item processing facilities located in those states and in Florida. The Company continually plans for testing and implementation of new technology and emphasizes flexibility in structuring the services it offers using new technology. The Company's data centers, together with its remote check imaging and item processing centers, provide the comprehensive and customized data processing services required by InterCept's service bureau customers. The Company's data processing centers in Macon, Georgia, Colorado Springs and Denver, Colorado and Jonesboro, Arkansas each act as a back-up facility for the others in the event another site experiences a natural disaster, destruction or other similar event which eliminates or diminishes its processing capabilities.

     As of December 31, 1998, the Company provided data processing and/or item processing services to over 120 financial institutions pursuant to contracts which generally provide for three year renewable terms. The Company also provides account processing software support and maintenance to 12 financial institution customers that implement InterCept's products in-house.

Sales and Marketing

     The Company's sales force is made up of 14 sales representatives and product specialists who are responsible for selling the full suite of products and services the Company offers to its customers in specified geographic regions. Having a dedicated sales force selling all products and services allows the Company's sales representatives to capitalize on their relationships with the financial institutions. The sales representatives are trained on the specifics of each product line. Product specialists are available to assist the direct salesperson in the specifics of certain technical products. The Company offers its products and services on both a stand alone basis and in combination with one or more products and services to create customized solutions for each community financial institution.

     The Company's indirect marketing efforts include obtaining referrals and endorsements from its financial institution customers and various banking related organizations. InterCept currently has written marketing agreements with 7 of the 18 bankers' banks and has other relationships with 3 additional bankers' banks. Bankers' banks are local or regional business organizations that provide correspondent banking products and services to financial institutions that could not provide them in an efficient manner themselves due to cost, location, lack of resources or other similar circumstances. In addition, bankers' banks provide financial support and business advice to financial institutions with respect to various critical areas such as operations, profitability and federal and state regulation. The Company believes that the essential nature of the relationship between bankers' banks and community financial institutions makes the Company's alliances with bankers' banks an important part of its marketing strategy. Through its relationship with these bankers' banks, the Company has referral sources to thousands of financial institutions nationwide.

Customer Base

     The Company achieves growth in its recurring revenues and customer base primarily through cross-marketing its integrated products and services. The Company's customer base consists of more than 690 financial institutions in 20 states the majority of which are community financial institutions located in the southeastern United States and Colorado. Many of these customers use two or more of the products and services Intercept offers. As of December 31, 1998, the Company provided EFT products and services to more than 450 customers, 347 of which are full-service EFT customers. The Company also had 195 maintenance customers, some of which also use the Company's EFT services. In addition, the Company had 130 customers using its core data processing, item capture and check imaging services. Of the 130 customers, the Company provided core data processing through its service bureau for 64 customers as well as either item processing or check imaging and 12 were processing in-house. The Company also processed solely items for 54 customers, of which 13 were on imaging. The Company also has approximately 45 merchant portfolio management customers as of December 31, 1998.

Complementary Products and Customer Service

     To complement its integrated suite of electronic commerce solutions, the Company provides maintenance and technical support services, which generate recurring revenues, and supplies specialized equipment including ATMs, proof machines, teller equipment, personal computers, vaults and other security equipment. The Company provides ATM and various other banking equipment and maintenance services to 195 customers in Georgia, Alabama, Florida, Tennessee and South Carolina. Where applicable, the Company enters into standard ATM and other equipment maintenance contracts with its customers that generally provide for a term of between one and three years. Generally, these contracts automatically renew for varying periods at the end of the initial or any renewal term unless either party elects to cancel the agreement 180 days prior to its expiration. The Company also provides merchant portfolio management services which perform labor intensive "back-room" functions at a lower cost than many banks incur in-house by streamlining processes and taking advantage of economies of scale. Revenues from these activities were $6.4 million, or 22.1% of revenues, for the year ended December 31, 1998. The Company anticipates that, as revenues from its other operations increase, revenues from supplying equipment and maintenance and technical support services will decrease as a percentage of total revenues.

     The Company offers extensive customer services and technical support for its electronic commerce products and services. InterCept believes that well-trained support personnel are essential to attract and retain financial institution customers. InterCept's trained customer service and technical support personnel employ methodologies to enhance the Company's ability to offer reliable, secure and automated solutions. The Company's customer service departments are responsible for educating and assisting its customers in the use of the Company's integrated services, for resolving billing related issues and, in consultation with InterCept's technical support personnel, for solving any technical problems customers may experience. As of December 31, 1998, the Company employed 18 people in its customer service departments, which provide 24 hour per day, seven days per week coverage to its customers. Customer service representatives who support vital processing functions are also accessible by a toll-free telephone number.

     The Company employs separate personnel who are responsible for technical support functions. These employees are generally responsible for consulting with InterCept's financial institution customers regarding technical issues, and for solving any technical issues brought to their attention by the customer service department. The Company's technical support department is also responsible for maintaining the Company's backup systems and for coordinating the disaster recovery services maintained by certain of the Company's information processing customers. As of December 31, 1998, the Company employed 25 technical support representatives which provide 24 hour per day, seven days per week coverage to its customers. Technical support representatives who support vital processing functions are also accessible by a toll-free telephone number.

Competition

     The data communications, enterprise software and transaction processing industries are intensely competitive and highly fragmented, and the Company expects increased competition from both existing competitors and companies that enter the Company's existing or future markets. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than the Company. Numerous companies supply competing products and services, and many of these companies specialize in one or more of the services which the Company offers or intends to offer to its customers. The Company's market share represents a small percentage of the total information processing market. The Company believes that existing competitors are likely to expand their product and service offerings and that new competitors are likely to enter the market and attempt to integrate electronic commerce, information processing and other services, resulting in greater competition for the Company. Such competition could materially adversely affect the Company's business, financial condition and results of operations.

     Many of the Company's competitors have substantial resources and technical expertise, and could likely develop such comprehensive solutions if they chose to expend sufficient resources. The Company believes that the principal competitive factors affecting the market for its services generally are price, quality and reliability of service, degree of service integration, ease of use and service features. The Company's principal EFT competitors include major regional ATM networks, regional and local processing banks, non-bank processors and other independent electronic commerce and data communications organizations, many of which have substantially greater capital, management, marketing and technological resources than those of the Company. There can be no assurance that the Company will continue to be able to compete effectively with such competitors. The Company's EFT and outsourced core bank processing services are transmitted to its customers over telephone lines and the Telecommunications Act of 1996 (the "Act") lifted certain restrictions on regional telephone companies and others competing with the Company, which will likely lead to these companies competing with the Company by packaging information service offerings with other services and providing them on a wider geographic scale. The competitive pricing pressures that would result from any increase in competition could have a material adverse effect on the Company's business, financial condition and results of operations.

Intellectual Property and Other Proprietary Rights

     The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company does not believe that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products, and the Company has agreed to indemnify many of its customers against such claims. The Company anticipates that the number of infringement claims will increase as the number of electronic commerce and information technology products and services increase and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, and may not be resolved on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

     At December 31, 1998, the Company had 223 full-time employees, of which 22 were in sales and marketing, 164 were in operations and 37 were corporate and general administrative employees. Of these employees, 157 were based in Georgia, 13 were based in Colorado, 25 were based in Florida, 14 were based in Arkansas, 1 was based in New Jersey, 3 were based in Texas and 10 were based in Tennessee.

Additionally there were approximately 40 part-time employees in the Company's operations centers. None of the Company's employees is represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. Management believes that the Company's relationship with its employees is satisfactory.

Facilities

     The Company's principal office consists of 24,709 square feet of leased space located in Norcross, Georgia. The Company leases two additional offices in Norcross that are used for item processing and operations. The Company owns a facility in Thomson, Georgia that is used as a data and item processing center for the Company's service bureau operations. A leased facility in Macon, Georgia serves as an item and image processing center. The Company also leases two locations in Colorado related to its service bureau operations, including one in Colorado Springs which serves as a data and item processing center, and another in Denver used for item processing. The Company leases space is Jonesboro, Arkansas which serves as a data and item processing center. The company leases space in Jacksonville and Miami, Florida for its related to service bureau operations. The Company leases office space in Tennessee, Texas and New Jersey, primarily to support its sales and marketing efforts in these areas. The Company believes these facilities are adequate for its needs and does not anticipate any material difficulty in replacing such facilities or securing facilities for new offices.


ITEM 2.  PROPERTIES

     See the information provided in Item 1 above entitled "Business -- Facilities" for information with respect to the Company's facilities.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to, and none of its material properties is subject to, any material legal proceedings, other than routine litigation incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1998.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

Market Information

     Since its initial public offering in June 1998, InterCept's common stock has traded on the American Stock Exchange under the symbol ICG. As of February 10, 1999, the Company had approximately 889 beneficial holders of its common stock. Of this total, 68 were shareholders of record.

     InterCept has not paid cash dividends on its common stock and does not anticipate paying cash dividends on its common stock in the near future.

                                           Price Range
                                              High             Low
                                           -----------      ----------
Year Ended December 31, 1998:
Quarter Ended:
June 30, 1998                                 $7 3/8        $    7
September 30, 1998                             8 3/8             5
December 31, 1998                              7 3/4             4 1/2

Recent Sales of Unregistered Securities.

  Not applicable.

Use of Proceeds from Initial Public Offering

     On June 9, 1998, the Company completed the Offering of 2,387,500 shares (including 137,500 shares sold by a selling shareholder) of common stock at an offering price of $7.00 per share pursuant to a registration statement on Form S-1 (Commission File No. 333-47197). Net proceeds from the Offering were approximately $14.4 million (including proceeds from the exercise of the underwriters' over-allotment option) after deducting underwriters discounts and commissions and $1,820,000 of expenses related to the Offering. During 1998, the Company used portions of the proceeds as follows: (i) approximately $4,347,000 to pay down substantially all of its long-term debt; (ii) $1,800,000 to pay amounts owed to an officer of the Company for prior service; (iii) $1,550,000 to enhance and expand the InterCept Frame Relay Network; (iv) $440,000 to redeem its outstanding preferred stock and (v) a total of approximately $3,220,000 to acquire the business and/or assets of other companies, including Nova, ProImage, Advance Data and IPA. The balance of the proceeds have been and will be used for working capital and general corporate purposes, including possible acquisitions.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below. The selected consolidated financial data of the Company for each of the four years ended December 31, 1998 were derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data for the year ended December 31, 1994 were derived from unaudited consolidated financial statements which, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial condition and results of operations. These results may not be indicative of future results.

                                                                    Years Ended December 31,
                                           --------------------------------------------------------------------------
                                              1994 (1)         1995        1996 (2) (3)        1997         1998 (4)
                                           ------------     ----------     ------------     ----------    -----------
                                                                (In thousands, except share data)
Statements of Operations Data:
Revenues................................     $    6,076     $    8,223     $     14,511     $   23,260     $   28,902
Costs of services.......................          2,374          4,607            7,859         10,223         12,031
Selling, general and administrative
 expenses...............................          3,490          2,213            6,852         10,105         11,222
Depreciation and amortization...........            172            242              351          1,323          1,337
Loss on impairment of intangibles.......              0              0                0            728              0
Writeoff of purchased research and
 development costs......................              0              0              810              0              0
                                             ----------     ----------     ------------     ----------     ----------
Total operating expenses................          6,036          7,062           15,873         22,379         24,590
                                             ----------     ----------     ------------     ----------     ----------
Operating income (loss).................             40          1,161           (1,362)           881          4,312
Other income (expense), net.............            (86)           (63)             279           (649)          (184)
                                             ----------     ----------     ------------     ----------     ----------
Income (loss) before provision for
 income taxes and minority  interest....            (46)         1,098           (1,641)           232          4,128
Provision (benefit) for income taxes....            (17)           417             (236)           666          1,564
Minority interest in (income) loss......              0              0              (14)            39            (89)
                                             ----------     ----------     ------------     ----------     ----------
Net income (loss).......................            (29)           681           (1,419)          (395)         2,475
Preferred stock dividends...............              0              0               (8)           (32)           (16)
                                             ----------     ----------     ------------     ----------     ----------
Net income (loss) attributable to
 common shareholders....................     $      (29)    $      681     $     (1,427)    $     (427)    $    2,459
                                             ==========     ==========     ============     ==========     ==========
Basic and diluted net income (loss) per
 common share(5)........................         $(0.01)         $0.12           $(0.24)        $(0.06)         $0.30
                                             ==========     ==========     ============     ==========     ==========
Weighted average common shares
 outstanding............................      5,867,400      5,867,400        5,851,347      6,750,114      8,246,513

                                                               As of December 31,
                                             -----------------------------------------------------
                                               1994        1995       1996       1997       1998
                                             --------    -------    -------    -------     -------
Balance Sheet Data:
Cash and cash equivalents....................  $   63     $  356    $ 1,398    $ 2,010     $ 3,224
Working capital..............................     334        825      1,509      1,117       4,627
Total assets.................................   1,155      1,980     10,941     10,156      20,155
Long-term debt, net of current portion.......     746        589      5,212      4,717         211
Shareholders' (deficit) equity...............     (89)       767         82       (784)     16,258

(1) On June 4, 1996, Intercept Systems, Inc. ("Systems") merged with the Company in a share exchange combination by which Systems became a wholly-owned subsidiary of the Company. The results of operations of Systems have been included for the periods shown. See Note 3 of Notes to Consolidated Financial Statements.
(2) On June 4, 1996, the Company acquired Data Services Corp. ("Data Services") in a transaction accounted for as a purchase and the results of operations of Data Services have been included since the date of acquisition. On November 27, 1996, the Company acquired ProVesa, Inc. ("ProVesa") in a merger transaction accounted for as a purchase and the results of operations of ProVesa have been included since the date of acquisition. On December 17, 1996, InterCept acquired FiNet, Inc. ("FiNet") in a merger transaction accounted for as a purchase and the results of operations of FiNet have been included since the date of acquisition. On December 31, 1996, InterCept acquired Bank Services Corporation ("Bank Services") in a merger transaction accounted for as a purchase and the results of operations of Bank Services have been included since the date of acquisition. See Note 3 of Notes to Consolidated Financial Statements.
(3) On January 30, 1998, the Company acquired InterCept Communications Technologies, L.L.C. ("Technologies") in a transaction accounted for as a pooling of interests, and the results of operations of Technologies have been included for all periods presented.
(4) On August 4, 1998, InterCept acquired certain assets and assumed certain liabilities of Nova and the results of operations of Nova have been included since the date of acquisition. On August 25, 1998, InterCept acquired 33% of ProImage, Inc. ("ProImage"), raising its ownership interest in ProImage to 67%. On September 30, 1998, InterCept acquired certain assets and liabilities of Mercantile Corporation, which assets had been operated by Advance Data, and the results of operations of Advance Data have been included since the date of acquisition. On October 19, 1998, InterCept acquired certain assets and liabilities of Premier Imaging ("Premier"), and the results of operations of Premier have been included since the date of acquisition. On October 21, 1998, InterCept acquired IPA in a merger transaction accounted for as a purchase and the results of operations of IPA have been included since the date of acquisition. See
     Note 3 of Notes to Consolidated Financial Statements.
(5) See Notes 2 and 10 of Notes to the Consolidated Financial Statements for a discussion of the historical computations of net income (loss) per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is qualified by reference to, and should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto and other financial information included elsewhere in this Annual Report. The following discussion also contains forward-looking statements which are subject to the risks and uncertainties discussed on page 1 of this Annual Report.

Overview

     The Company derives revenues primarily from the following sources: (i) EFT processing services; (ii) data communications management; (iii) client/server enterprise software support, maintenance and related services; and (iv) maintenance and technical support services, sales of banking related equipment and complementary products and customer services.

     The Company derives EFT revenues principally from processing ATM, POS and debit card transactions. The Company receives a base fee for providing its ATM processing services and an additional fee for each ATM serviced. Once the number of transactions exceeds established levels (typically between 2,000 and 3,000 transactions), the Company charges additional fees for the extra transactions processed. For its POS services, the Company generally receives a portion of the interchange fees charged by its community financial institution customers that issue debit cards and charges a monthly fee if its customers do not meet a certain minimum dollar amount of transactions for a particular month. Most charges due under the Company's EFT service agreements are paid monthly.

     The Company's data communications management service revenues are principally derived from network management services, data packet transportation services across the InterCept Frame Relay Network, consulting, and equipment configuration, installation and sales. The Company charges a flat monthly fee for providing telecommunications connectivity and network management as well as an initial installation charge.

     The Company licenses PC BancPAC(TM), the Company's proprietary Windows NT(R) based client/server software system, on both a service bureau and in-house basis. On a service bureau basis, the Company derives revenues from license fees and service and item processing fees based on the volume of transactions processed. It is the Company's policy to recognize revenues for licensing of PC BancPAC(TM) in accordance with Statement of Position 97-2 on "Software Revenue Recognition" issued by the American Institute of Certified Public Accountants. Software license fees are recognized when a non-cancelable license agreement has been signed, the product has been shipped and all significant obligations to the customer have been satisfied. The Company also provides item capture and check imaging services to its customers. These revenues are recognized as the services are provided.

     The Company's maintenance, support and equipment revenues consist primarily of revenues from the Company's maintenance and technical support services as well as sales of equipment. Equipment revenues are recognized at the time of shipment while maintenance and technical support service revenues are recognized as the service period elapses.

     The Company's quarterly operating results have varied in the past and will likely vary significantly in the future. Factors that may cause the Company's future operating results to vary include, without limitation, the timing of new product and service announcements, changes in pricing policies by the

Company and its competitors, market acceptance of new and enhanced versions of the Company's products and services, the lengthening of sales cycles for new or existing customers, customer attrition, changes in operating expenses, changes in Company strategy, personnel changes, the introduction of alternative technologies, the Company's products becoming obsolete, failure, delay and expense in making software, systems and networks utilized in the Company's business Year 2000 compliant, the effect of acquisitions and general economic factors. Product and service revenues are difficult to forecast because the market for electronic commerce products and services is rapidly evolving, and the Company's sales cycle generally covers an extended period but varies substantially from customer to customer. InterCept believes that quarter to quarter comparisons of its results of operations should not be relied upon as indications of future performance.

Results of Operations

     The following table sets forth the percentage of revenues represented by certain items in the Company's consolidated statements of operations for the indicated periods.

                                                                                              Years Ended December 31,
                                                                               ----------------------------------------------------
                                                                                     1996               1997              1998
                                                                               --------------       ------------       ------------
Revenues.......................................................................     100.0%             100.0%             100.0%
Costs of services..............................................................      54.2               44.0               41.6
Selling, general and administrative expenses...................................      47.2               43.4               38.8
Depreciation and amortization..................................................       2.4                5.7                4.7
Loss on impairment of intangibles..............................................         0                3.1                  0
Writeoff of purchased research and development costs...........................       5.6                  0                  0
Total operating expenses.......................................................     109.4               96.2               85.1
                                                                                    -----              -----              -----
Operating income (loss)........................................................      (9.4)               3.8               14.9
Other income (expense), net....................................................      (1.9)              (2.8)              (0.6)
                                                                                    -----              -----              -----
Income (loss) before minority interest and provision for income taxes..........     (11.3)               1.0               14.3
Minority interest (income) loss................................................      (0.1)               0.2               (0.3)
Provision (benefit) for income taxes...........................................      (1.6)               2.9                5.4
                                                                                    -----              -----              -----
Net income.....................................................................     (9.8)%             (1.7)%               8.6%
                                                                                    =====              =====              =====

Year Ended December 31, 1998 Compared To Year Ended December 31, 1997

     Revenues. Revenues increased 24.1%, or $5.6 million, to $28.9 million for the year ended December 31, 1998 from $23.3 million for the year ended December 31, 1997. The $5.6 million increase was primarily related to (i) $2.5 million generated by an increase in EFT processing services, (ii) $1.3 million generated by additional core data processing (iii) $650,000 generated by an increase in data communications management services, (iv) $380,000 generated by an increase in merchant portfolio management and (v) other increases of $770,000.

     Costs of Services. Costs of services increased 17.7%, or $1.8 million, to $12.0 million for the year ended December 31, 1998 from $10.2 million for the year ended December 31, 1997. The $1.8 million increase was primarily attributable to (i) $1.0 million generated by an increase in core data processing sales, (ii) an increase of $710,000 related to equipment sales and maintenance services and (iii) other costs of $90,000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 11.1%, or $1.1 million, to $11.2 million for the year ended December 31, 1998 from $10.1 million for the year ended December 31, 1997. The $1.1 million increase was primarily due to additional personnel to support the Company's growth.

     Depreciation and Amortization. Depreciation and amortization remained constant at approximately $1.3 million for the years ended December 31, 1998 and 1997. An increase of $440,000 in depreciation expense related to fixed asset additions was offset by reduced amortization due to fully amortized contracts related to acquisitions which occurred in 1996 and 1997.

     Loss on Impairment of Intangibles. There was no loss on impairment of intangibles for the year ended December 31, 1998. The 1997 loss was due to (i) the writeoff of $540,000 of goodwill assumed in the Company's acquisition of FiNet and (ii) the writeoff of $190,000 in purchased software assumed in the Company's acquisition of ProVesa. These writeoffs were due to permanent impairment in the related long term assets.

     Operating Income (Loss). For the foregoing reasons, operating income increased $3.4 million to $4.3 million for the year ended December 31, 1998 from
$880,000 for the year ended December 31, 1997.   Exclusive of the nonrecurring
loss on impairment of intangibles in 1997, operating income would have been $1.6 million in 1997.

     Other Income (Expense). Other expense decreased $470,000 to $180,000 for the year ended December 31, 1998 from $650,000 for the year ended December 31, 1997. The decrease was due primarily to a decrease in interest expense resulting from the payment of the Company's long-term debt with the proceeds from the Company's initial public offering which was completed in June 1998.

     Minority Interest in Income (Loss). Minority interest in income increased $130,000 to $90,000 for the year ended December 31, 1998 from a loss of $(40,000) for the year ended December 31, 1997. The increase was primarily due to profits in ProImage's operations partially offset by the Company's acquisition of an additional 33% stake in the entity purchased in August 1998.

     Provision (Benefit) For Income Taxes. Provision for income taxes increased $900,000 to $1.6 million for the year ended December 31, 1998 from $670,000 for the year ended December 31, 1997. The increase was primarily due to increased profits partially offset by a reduction in nondeductible amortization.


Year Ended December 31, 1997 Compared To Year Ended December 31, 1996

     Revenues. Revenues increased 60.3%, or $8.7 million, to $23.3 million for the year ended December 31, 1997 from $14.5 million for the year ended December 31, 1996. The $8.7 million increase was primarily attributable to (i) $4.0 million generated by ProVesa as it was included for the full year in 1997 as compared to one month in 1996, (ii) $1.3 million generated by an increase in EFT processing services, (iii) $1.3 million generated by Bank Services since its acquisition on December 31, 1996, (iv) $1.2 million generated by Data Services as it has been included for a full year in 1997 and (v) $930,000 generated by additional data communications management services.

     Costs of Services. Costs of services increased 30.0%, or $2.3 million, to $10.2 million for the year ended December 31, 1997 from $7.9 million for the year ended December 31, 1996. The $2.3 million increase was primarily due to
(i) an increase of $1.1 million related to the service bureau operations at ProVesa as the operations were included for the full year in 1997 as compared to one month in 1996, (ii) an increase of $570,000 related to data communications management services, (iii) an increase of $310,000 related to service bureau operations at Bank Services which were included for the full year in 1997 and
(iv) $320,000 related to additional equipment sales and maintenance. Costs of services as a percentage of sales decreased to 44.0% from 54.2% in 1996, primarily due to additional higher margin EFT revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 47.5%, or $3.3 million, to $10.1 million for the year ended December 31, 1997 from $6.8 million for the year ended December 31, 1996. The $3.3 million increase was primarily attributable to (i) $1.3 million related to ProVesa as a full year of operations was included in 1997 as compared to one month in 1996, (ii) $980,000 related to Bank Services since its acquisition on December 31, 1996, of which approximately $500,000 was related to research and development activities, (iii) $840,000 related to Data Services as a full year of operations was included in 1997, (iv) $520,000 related to FiNet as a full year of operations was included in 1997 as compared to one month in 1996, (v) $1.3 million related to additional personnel and facilities to support the Company's growth and (vi) other expenses of $120,000 partially offset by a $1.8 million nonrecurring charge in 1996 related to a deferred compensation agreement with an officer of the Company.

     Depreciation and Amortization. Depreciation and amortization increased $970,000 to $1.3 million for the year ended December 31, 1997 from $350,000 for the year ended December 31, 1996. This increase was primarily due to (i) the amortization of $620,000 of goodwill and contracts related to the Company's purchase of ProVesa which was included for a full year in 1997 as opposed to one month in 1996, (ii) amortization of $90,000 of goodwill and contracts related to the Company's purchase of Data Services which was included for a full year in 1997, (iii) an increase in depreciation expense of $160,000 related primarily to acquisition and (iv) other net increases of $100,000.

     Loss on Impairment of Intangibles. Loss on impairment of intangibles totaled $730,000 for the year ended December 31, 1997. This was due to (i) the writeoff of $540,000 of goodwill assumed in the Company's acquisition of FiNet and (ii) the writeoff of $190,000 in purchased software assumed in the Company's acquisition of ProVesa. These writeoffs were due to permanent impairment in the related long term assets.

     Writeoff of Purchased Research and Development Costs. The $810,000 in writeoff of purchased research and development costs in 1996 was due to allocation of a component of the purchase price of Bank Services to incomplete research and development costs at the time of purchase as the development of certain projects had not yet reached technological feasibility and the technology had no alternative use and required substantial additional development.

     Operating Income (Loss). For the foregoing reasons, operating income increased $2.2 million to $880,000 for the year ended December 31, 1997 from an operating loss of $1.4 million for the year ended December 31, 1996. Exclusive of the nonrecurring loss on impairment of intangibles, operating income would have been $1.6 million in 1997.

     Other Income (Expense). Other expense increased $370,000 to $650,000 for the year ended December 31, 1997 from $280,000 for the year ended December 31, 1996. This increase was primarily due to interest on new debt to fund the Company's acquisitions during 1996 which was recorded for a full year in 1997.

     Minority Interest Income (Loss). Minority interest income decreased $50,000 to $(40,000) for the year ended December 31, 1997 from income of $10,000 for the year ended December 31, 1996. The decrease was primarily due to losses in ProImage's operations.

     Provision (Benefit) For Income Taxes. Provision for income taxes increased $900,000 to $670,000 for the year ended December 31, 1997 from a benefit of $(230,000) for the year ended December 31, 1996. The increase was primarily due to increased pre-tax income partially offset by deductible losses in 1996 primarily related to a deferred compensation agreement with an officer of the Company.

Liquidity and Capital Resources

     In June 1998, the Company completed the initial public offering of its common stock (the "Offering"). Proceeds to the Company from the Offering (after deducting expenses related to the Offering) were approximately $14.4 million (including proceeds from the underwriters' overallotment option which was exercised in July 1998). Proceeds of the Offering were used to pay down certain debt, pay obligations owed to a former officer of the Company, enhance and expand the InterCept Frame Relay Network, redeem shares of preferred stock and for general working capital needs, including acquisitions.

     Net cash provided by operating activities was $2.7 million, $2.1 million and $1.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in net cash provided by operating activities in 1998 as compared to 1997 was attributable primarily to an increase in net income partially offset by an increase in accounts receivable and other assets. The increase in net cash provided by operating activities in 1997 as compared to 1996 was due primarily to a decrease in accounts receivable.

     Net cash (used in) investing activities was $(8.4) million, $(630,000) and $(300,000) in 1998, 1997 and 1996, respectively. The increase in net cash used in investing activities in 1998 as compared to 1997 was attributable to increased capital expenditures levels and acquisitions during 1998. The increase in net cash used in investing activities in 1997 as compared to 1996 was primarily due to increased fixed asset purchases, partially offset by the collection of a related party receivable.

     Net cash provided by (used in) financing activities was $6.9 million, $(860,000) and $(470,000) for the years ended December 31, 1998, 1997 and 1996, respectively. The increase for 1998 as compared to 1997 was due to the completion of the Company's initial public offering partially offset by the paydown of $5.2 million of long-term debt and $1.8 million of deferred compensation. In 1997, this amount was related primarily to net payments on long term debt while the amounts in 1996 were related primarily to S corporation distributions to certain shareholders of Systems and Data Services.

     During 1998, the Company entered into a credit facility with First Union National Bank, ("First Union Credit Facility"), under which the Company may borrow up to $20.0 million to fund acquisitions and pay expenses related to acquisitions. In addition, at the Company's election, $2.0 million of the First Union Credit facility may become available for working capital purposes. The First Union Credit Facility contains provisions which require the Company to maintain certain financial ratios and minimum net worth amounts and which restrict the Company's ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay dividends. The First Union Credit Facility matures on November 1, 2001. As of December 31, 1998, there were no amounts outstanding under this facility. Interest is payable monthly and outstanding principal amounts accrue interest, at the Company's option, at an annual rate equal to either (i) a floating rate equal to the lender's prime rate minus one quarter of one percent or (ii) a fixed rate based upon the 30-day LIBOR rate plus applicable margins. The Company is negotiating to amend the First Union Credit Facility to allow for use of all of the proceeds for working capital needs. No assurances can be made that any such amendments will occur.

     While there can be no assurance, management believes that the remaining proceeds of the Offering, funds currently on hand, funds to be provided by operations and funds available for working capital purposes under the First Union Credit Facility will be sufficient to meet the Company's anticipated capital expenditure and liquidity requirements for its operations through at least the end of 1999. The Company intends to grow, in part, through strategic acquisitions and will make additional expenditures to negotiate and consummate acquisition transactions and integrate the acquired companies. While there can be no assurance, management currently believes that the proceeds of the Offering and funds from the First Union Credit Facility, together with the issuance of Common Stock and other securities, will be sufficient to fund its acquisition needs for the next 12 months. No assurance can be made with respect to the actual timing and amount of the expenditures and acquisitions. In addition, no assurance can be given that the Company will complete any acquisitions on terms favorable to the Company, if at all, or that additional sources of financing will not be required during these time periods or thereafter. The Company's estimates are forward-looking statements that are subject to risks and uncertainties as discussed on page 1 of this Annual Report.

Possible Effects of the Year 2000

     The Company's business and relationships with its customers depend significantly on a number of computer software programs, internal operating systems and connections to other regional and national networks. If any of these software programs, systems or networks are not programmed to recognize and properly process dates after December 31, 1999 (the "Year 2000" issue), significant system failures or errors may result which could have a material adverse effect on the business, financial condition, or results of operations of both the effected customers and the Company. The Company has conducted a preliminary review of its internal accounting and operating programs and systems and currently believes that these programs and systems and the network connections it maintains are adequately programmed to address the Year 2000 issue or can be modified or replaced to address the Year 2000 issue without incurring costs or delays which would have a material adverse effect on the Company's financial condition.

     The Company currently provides service bureau processing services to certain customers using a processing solution that is not Year 2000 compliant, and the Company is in the process of converting those customers to its PC BancPAC(TM) software, which the Company believes is Year 2000 compliant. At December 31, 1998, there were four institutions running a non-compliant processing solution. The Company believes they will be converted to PC BancPac(TM) before the end of June 1999. The Company has incurred costs of approximately 160,000 related to the conversions in 1998 and estimates that the completion of the four remaining conversions will cost 25,000; however it is difficult to predict such costs with certainity and there can be no assurance that the costs necessary to convert its customers to PC BancPac(TM) will not have a material adverse effect on the Company's business, financial condition, or results of operations. Further, any failure by the Company to complete the conversion of any of its service bureau customers in a timely manner could significantly interrupt the business operations of such customers, which could have a material adverse effect on the business, financial condition, or results of operations of both the effected customers and the Company.

     The Company currently provides service bureau processing services through six centers located in Georgia, Florida and Colorado. The Company has completed a detailed review of the equipment at each of these locations. The Company estimates the total costs required to make the equipment Year 2000 compliant will cost approximately $75,000. The Company believes the upgrades to existing equipment will be complete no later than June 30, 1999. In the event the equipment is not upgradeable, the Company believes it can purchase equipment that will allow processing to continue. It is impossible to estimate the potential expenses involved or delays which may result from a failure or delay in upgrading the equipment at the Company's service bureau processing centers.

     In regard to the Company's EFT operations, the Company believes the majority of internal coding required for its products has been completed. However, EFT processing is dependent upon coordinated testing between the ATM networks and the Company's systems. The Company has purchased software to coordinate the testing of its operations with that of the networks. The Company believes this testing will be complete and certified by June 30, 1999. If the networks do not successfully address Year 2000 issues in their operation and if the Company is unable to route the transaction volume over another network or another provider that has Year 2000 compliant systems, the Company's processing operations may be interrupted, hindered, or delayed which would have a material adverse effect on its business, financial condition and results of operations.

     In regard to the Company's ATM network and services, InterCept is in the process of certifying its connections to other ATM networks as well as examining some of its customer's ATMs and other equipment. InterCept believes this testing will be substantially completed by June 30, 1999. It is difficult to estimate the cost of the effort as the majority of expenditures relate to existing programmers and support staff required to review the financial institutions networks and equipment. It is impossible to estimate the potential expenses involved or delays which may result from a failure or delay by these institutions and third parties in resolving their Year 2000 issues.

     In regard to the Company's data communications operations, the Company has completed a review of its internal equipment as well as third party products and systems used in its operations. It is the Company's belief that its data communications equipment and services, which are primarily provided by companies such as Motorola, Bell South and MCI WorldCom are compliant. If these companies do not successfully address Year 2000 issues in their operations and if the Company is unable to successfully transfer its business operations to another provider that has Year 2000 compliant systems, the Company's processing operations may be interrupted, hindered or delayed, which would have a material adverse effect on its business, financial condition and results of operations.

     The Company has completed a preliminary assessment of third party products and systems used in its business. Other companies interact electronically with the Company and its customers, and the Company must coordinate its EFT, data communications and enterprise software processing with such other companies and its customers. If these other companies or the Company's customers do not successfully address Year 2000 issues in their operations and if the Company is unable to successfully transfer its business operations to another provider that has Year 2000 compliant systems, the Company's processing operations may be interrupted, hindered or delayed, which would have a material adverse effect on its business, financial condition and results of operations. Furthermore, the Company believes that many financial institutions and third party vendors and network processors (including customers, vendors and processors of the Company) are still in the preliminary stages of analyzing their software and network applications to address Year 2000 issues. It is impossible to estimate the potential expenses involved or delays which may result from the failure of these institutions and third parties to resolve their Year 2000 issues in a timely manner and there can be no assurance that such expenses, failures or delays will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     InterCept does not use derivative financial instruments in its operations or investments and does not have significant operations subject to fluctuations in foreign currency exchange rates. The Company's $20 million credit facility has an interest rate which is based (at the Company's election) upon either the lender's prime rate less an applicable margin or the 30-day LIBOR rate plus applicable margins. As of March 1, 1999, the total amount outstanding under this credit facility was less than $1.0 million and, therefore, the Company believes it does not have a significant risk due to potential fluctuations in interest rates at this time. Changes in interest rates which dramatically increase the interest rate on the Company's credit facility would make it more costly to borrow proceeds under that facility and may impede InterCept's acquisition and growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company, including the Company's consolidated balance sheet as of December 31, 1998 and 1997 and consolidated statements of income, consolidated statements of cash flows and consolidated statements of changes in shareholders' equity for the years ended December 31, 1998, 1997 and 1996, together with the report thereto of Arthur Andersen LLP dated February 19, 1999, and the schedule containing certain supporting information are attached hereto as pages F-1 through F-19.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                   PART III

     Certain information required by Part III is omitted from this Report because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the financial year covered by this Report, and certain information included therein is incorporated herein by reference.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference from the Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference from the Proxy Statement, except for those portions relating to the Compensation Committee's Report on Executive Compensation and to the Company's Comparative Performance.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the Proxy Statement.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

     The following consolidated financial statements of The InterCept Group, Inc. and Subsidiaries are filed as part of this Report and are attached hereto as pages F-1 to F-19:

     Report of Independent Public Accountants
     Consolidated Balance Sheets of December 31, 1997 and 1998
     Consolidated Statements of Operations for the years ended December 31,
          1996, 1997 and 1998
     Consolidated Statements of Changes in Shareholders' Equity (Deficit) for
          the years ended December 31, 1996, 1997 and 1998
     Consolidated Statements of Cash Flows for the years ended December 31,
          1996, 1997 and 1998
     Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

     Financial statement schedules I and III through VI are omitted because they are either: (i) not applicable or not requires; or (ii) the information is contained in the consolidated financial statements or notes thereto.

Schedule II Valuation and Qualifying Accounts

                     Balance                                                  Balance
Description          12/31/97         Purchase reserves    Deductions         12/31/98
-------------------------------------------------------------------------------------------------
Restructuring
 reserve related
 to acquisition      $      0             $178,169           $68,646 (i)      $ 109,523
-------------------------------------------------------------------------------------------------

     (i) Amount includes $50,968 of lease costs charged against reserve and $17,678 adjusted against goodwill to reflect revised estimates of exit costs.


                     Charge to
                     beginning Costs                        Ending
Description          and balance           Expense         Writeoffs          Balance
-------------------------------------------------------------------------------------------------
1996 Allowance for
 Doubtful Accounts   $ 84,787             134,153           (61,168)          157,772

1997 Allowance for
 Doubtful Accounts    157,772                 --             (1,156)          156,616

1998 Allowance for
 Doubtful Accounts    156,616              20,000            (6,864)          169,752
-------------------------------------------------------------------------------------------------


 Report of Independent Public Accountants on Financial Statement Schedules is
                         attached hereto as page F-20.


(b)  Exhibits


Exhibit
No.       Description
-------   -----------

2.1 Asset Purchase Agreement dated August 4, 1998 by and between The Intercept Group, Inc., Nova Financial Corporation and Broadnet, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed on August 19, 1998).

2.2 Asset Purchase Agreement dated September 30, 1998 by and between ProVesa, Inc., Mercantile Corporation and Dale May (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October 14, 1998).

2.3 Acquisition and Merger Agreement dated October 30, 1998 by and between ProVesa, Inc., IPA Acquisition Corp., Item Processing of America, Inc. ("IPA") and certain shareholders of IPA (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on November 13, 1998).

3.1 Amended and Restated Articles of Incorporation, as filed with the Secretary of the State of Georgia on April 29, 1998.*

3.2       Amended and Restated Bylaws.*

4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company.

10.1      The InterCept Group, Inc. Amended and Restated 1996 Stock Option
          Plan.*/**

10.2 Form of Stock Option Agreement under The InterCept Group, Inc. Amended and Restated 1996 Stock Option Plan.*/**

10.3 Form of Stock Option Agreement for Directors under The InterCept Group, Inc. Amended and Restated 1996 Stock Option Plan.*/**

10.4 Employment Agreement by and between the Company and John W. Collins dated as of January 30, 1998.*/**

10.5 Employment Agreement by and between the Company and Donny R. Jackson dated as of January 30, 1998.*/**

10.6 Employment Agreement by and between the Company and Scott R. Meyerhoff dated as of February 1, 1998.*/**

10.7 Employment Agreement by and between the Company, Vir Nanda and Intercept Systems, Inc. dated June 4, 1996.*/**

10.8 Stock Option Agreement by and between the Company and Donny R. Jackson dated January 14, 1997.*/**

10.9 Stock Option Agreement dated as of February 1, 1998 by and between the Company and Scott R. Meyerhoff.*/**

10.10 Stock Option Agreement dated as of February 24, 1997 by and between the Company and Michael R. Boian.*/**

10.11 Form of Indemnification Agreement entered into between the Company and its directors and officers.*

10.12     Form of General Marketing Agent Agreement.*

10.13     Form of Master Electronic Funds Transfer Services Agreement.*

10.14     Form of Data Processing Agreement.*

10.15     Form of Service Agreement for Data Communications.*

10.16     Form of Software License Agreement for PC BancPAC(TM).*

10.17 Channel Services Payment Plan Agreement dated December 22, 1993 between Intercept Systems, Inc. and BellSouth Communications, Inc.*

10.18 Form of Special Service Arrangement Agreement with BellSouth Telecommunications, Inc. for frame relay services.*

10.19 Form of SynchroNet Service Agreement with Southern Bell Telephone and Telegraph Company.*

10.20 WorldCom Data Services Agreement dated as of February 27, 1998 by and between WorldCom, Inc. and Intercept Communications Technologies, L.L.C.*+

10.21 Form of Stock Option Agreement for Directors under The InterCept Group, Inc. Amended and Restated 1996 Stock Option Plan.*/**

10.22 Loan and Security Agreement dated April 28, 1998 by and among the Company, its wholly-owned subsidiaries and First Union National Bank.*

10.23 Stock Option Agreement dated as of June 24, 1998 by and between the Company and John W. Collins (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the Securities and Exchange Commission on August 14, 1998 (the "Second Quarter 1998 Report")).**

10.24 Stock Option Agreement dated as of June 24, 1998 by and between the Company and Donny R. Jackson (incorporated by reference to Exhibit
          10.2 of the Second Quarter 1998 Report).**

10.25 Stock Option Agreement dated as of June 24, 1998 by and between the Company and Scott R. Meyerhoff (incorporated by reference to Exhibit
          10.3 of the Second Quarter 1998 Report).**

10.26 First Amendment to the Loan and Security Agreement dated October 9, 1998 by and among the Company, its wholly-owned subsidiaries and First Union National Bank.

21.1      Subsidiaries of the Company.

23.1      Consent of Arthur Andersen LLP.

24.1    Power of Attorney (contained on the signature page hereof).

27.1 Financial Data Schedule for the periods ending December 31, 1997 and 1998 (for SEC use only).
________________
* Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 333-47197) as declared effective by the Securities and Exchange Commission on June 9, 1998.

** This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

+ Confidential treatment has been granted for certain confidential portions of this exhibit pursuant to Rule 406 under the Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Commission.


(c)  Reports on Form 8-K

Form 8-K filed August 19, 1998
Reporting under Item 2 that the Company entered into a definitive Asset Purchase Agreement to purchase certain assets and assume certain liabilities of Nova Financial Corporation (the "Nova Agreement").

Form 8-K filed October 14, 1998
Reporting under Item 2 that ProVesa, Inc., a wholly owned subsidiary of the Company, entered into a definitive Asset Purchase Agreement to purchase certain assets and assume certain liabilities of Advance Data (the "Advance Data Agreement").

Form 8-K/A filed October 17, 1998
Reporting under Item 7 the Financial Statements, Pro Forma Financial Information and Exhibits with respect to the Nova Agreement.

Form 8-K filed November 13, 1998
Reporting under Item 2 that ProVesa, Inc., a wholly-owned subsidiary of the Company, entered into a definitive Acquisition and Merger Agreement to acquire Item Processing of America, Inc. by merger.

Form 8-K/A filed December 11, 1998
Reporting under Item 7 the Financial Statements, Pro Forma Financial Information and Exhibits with respect to the Advance Data Agreement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                  The InterCept Group, Inc.

March 2, 1999                     By: /s/ John W. Collins
-------------                        --------------------
Date                                  John W. Collins
                                      Chairman and Chief Executive Officer



                               POWER OF ATTORNEY

     KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, John W. Collins and Donny R. Jackson, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchanges Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                              Title                        Date
-------------------------------------------  ----------------------------       ---------------
 /s/ John W. Collins                         Chairman of the Board and          March 2, 1999
-------------------------------------------  Chief Executive Officer
     John W. Collins                         (principal executive
                                             officer)

 /s/ Scott R. Meyerhoff                      Chief Financial Officer            March 2, 1999
-------------------------------------------  (principal financial and
     Scott R. Meyerhoff                      accounting officer)

 /s/ Donny R. Jackson
-------------------------------------------  President, Chief Operating         March 2, 1999
     Donny R. Jackson                        Officer and Director

 /s/ Jon R. Burke                            Director                           March 2, 1999
-------------------------------------------
     Jon R. Burke

Signatures                                              Title                        Date
-------------------------------------------  ----------------------------       ---------------
 /s/ Boone A. Knox                           Director                           March 2, 1999
-------------------------------------------
     Boone A. Knox

 /s/ Bruce P. Leonard                        Director                           March 2, 1999
-------------------------------------------
     Bruce P. Leonard

 /s/ Glenn W. Sturm                          Director                           March 2, 1999
-------------------------------------------
     Glenn W. Sturm

                           THE INTERCEPT GROUP, INC.

                               AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1997, AND 1998


                               TABLE OF CONTENTS


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of December 31, 1997 and 1998

     Consolidated Statements of Operations for the Years Ended December 31, 1996, 1997, and 1998

     Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the Years Ended December 31, 1996, 1997, and 1998

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997, and 1998

     NOTES TO FINANCIAL STATEMENTS

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The InterCept Group, Inc.:

We have audited the accompanying consolidated balance sheets of THE INTERCEPT GROUP, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1997 and 1998 and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The InterCept Group, Inc. and subsidiaries as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP


Atlanta, Georgia
February 19, 1999

                  THE INTERCEPT GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                             DECEMBER 31,
                                                     ---------------------------
                 ASSETS                                  1997           1998
                 ------                              -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents                          $ 2,010,236     $ 3,224,313
  Accounts receivable, less allowance for
    doubtful accounts of $156,616 and
    $169,752 in 1997 and 1998, respectively            2,775,608       3,503,071
  Deferred tax assets                                     75,016          80,007
  Inventory, prepaid expenses, and other                 279,969       1,266,839
                                                     -----------     -----------
      Total current assets                             5,140,829       8,074,230

PROPERTY AND EQUIPMENT, net                            2,515,868       7,093,255

DEFERRED TAX ASSETS                                      593,315               0

INTANGIBLE ASSETS, net                                 1,683,097       4,660,969

OTHER NONCURRENT ASSETS                                  223,353         326,868
                                                     -----------     -----------
                                                     $10,156,462     $20,155,322
                                                     ===========     ===========

    LIABILITIES AND SHAREHOLDERS'
           (DEFICIT) EQUITY
    -----------------------------
CURRENT LIABILITIES:
  Current maturities of notes payable                $   580,590      $   94,851
  Line of credit                                         200,000               0
  Accounts payable and accrued liabilities             1,871,209       2,105,732
  Accrued income taxes                                   232,359          99,397
  Deferred revenue                                     1,139,614       1,147,191
                                                     -----------     -----------
      Total current liabilities                        4,023,772       3,447,171
                                                     -----------     -----------
NOTES PAYABLE, less current portion                    4,716,511         210,825
                                                     -----------     -----------
DEFERRED TAX LIABILITY                                         0         182,162
                                                     -----------     -----------
DEFERRED COMPENSATION                                  1,800,000               0
                                                     -----------     -----------
      Total liabilities                               10,540,283       3,840,158
                                                     -----------     -----------
MINORITY INTEREST                                              0          57,191
                                                     -----------     -----------
COMMITMENTS AND CONTINGENCIES

SERIES A REDEEMABLE PREFERRED STOCK,
  8% cumulative, no par value; 30,000 shares
  authorized, 4,000 and 0 shares issued and
  outstanding in 1997 and 1998, respectively             400,000               0

SHAREHOLDERS' (DEFICIT) EQUITY:
  Preferred stock, no par value; 1,000,000
    shares authorized, Series A
    reported above                                             0               0
  Common stock, no par value; 50,000,000 shares
    authorized, 6,750,114 and 9,248,539 shares
    issued and outstanding in 1997 and 1998,
    respectively                                       2,764,405      17,169,585
  Accumulated deficit                                 (3,548,226)     (1,097,612)
  Accumulated other comprehensive income                       0         186,000
                                                     -----------     -----------
      Total shareholders' (deficit) equity              (783,821)     16,257,973
                                                     -----------     -----------
                                                     $10,156,462     $20,155,322
                                                     ===========     ===========

                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                           THE INTERCEPT GROUP, INC.

                                AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Years Ended December 31,
                                                                       ----------------------------------------
                                                                           1996         1997          1998
                                                                       -----------   ------------   -----------
REVENUES:
  Service fee income                                                     $ 9,215,549   $16,841,276    $21,463,518
  Data communications management income                                    2,194,766     3,119,318      3,772,145
  Equipment and product sales, services, and other                         3,100,380     3,299,488      3,665,941
                                                                         -----------   -----------    -----------
      Total revenues                                                      14,510,695    23,260,082     28,901,604
                                                                         -----------   -----------    -----------
COSTS OF SERVICES:
  Cost of service fee income                                               3,196,893     5,215,251      6,321,055
  Cost of data communications management income                            1,908,551     2,411,508      2,555,521
  Cost of equipment and product sales, services and other                  2,753,891     2,595,892      3,154,956
                                                                         -----------   -----------    -----------
     Total costs of services                                               7,859,335    10,222,651     12,031,532

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                              6,852,444    10,105,317     11,222,008

DEPRECIATION AND AMORTIZATION                                                350,991     1,323,771      1,336,620

LOSS ON IMPAIRMENT OF INTANGIBLES                                                  0       727,500              0

WRITE-OFF OF PURCHASED RESEARCH AND DEVELOPMENT COSTS                        810,000             0              0
                                                                         -----------   -----------    -----------
      Total operating expenses                                            15,872,770    22,379,239     24,590,160
                                                                         -----------   -----------    -----------
OPERATING (LOSS) INCOME                                                   (1,362,075)      880,843      4,311,444

INTEREST EXPENSE                                                            (320,431)     (770,175)      (344,163)

INTEREST AND OTHER INCOME, net                                                41,686       121,535        160,718
                                                                         -----------   -----------    -----------
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR
  INCOME TAXES AND MINORITY INTEREST                                      (1,640,820)      232,203      4,127,999

(BENEFIT) PROVISION FOR INCOME TAXES                                        (236,379)      666,125      1,564,242

MINORITY INTEREST IN LOSS (INCOME) OF CONSOLIDATED SUBSIDIARY                (14,558)       38,564        (88,908)
                                                                         -----------   -----------    -----------
NET (LOSS) INCOME BEFORE PREFERRED DIVIDENDS                              (1,418,999)     (395,358)     2,474,849

PREFERRED DIVIDENDS                                                           (8,000)      (32,000)       (16,000)
                                                                         -----------   -----------    -----------
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS                     (1,426,999)     (427,358)     2,458,849
                                                                         -----------   -----------    -----------
OTHER COMPREHENSIVE INCOME, net of tax:
  Unrealized holding gains arising during period                                   0             0        186,000
                                                                         -----------   -----------    -----------
      Total comprehensive (loss) income                                  $(1,426,999)  $  (427,358)   $ 2,644,849
                                                                         ===========   ===========    ===========
NET (LOSS) INCOME PER COMMON SHARE:
  Basic                                                                       $(0.24)       $(0.06)         $0.30
                                                                         ===========   ===========    ===========
  Diluted                                                                     $(0.24)       $(0.06)         $0.30
                                                                         ===========   ===========    ===========


 The accompanying notes are an integral part of these consolidated statements.

                           THE INTERCEPT GROUP, INC.

                                AND SUBSIDIARIES


      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                            Unrealized    Realized
                                                                       Common Stock          Holding      Earnings
                                                                  -----------------------    Gains on   (Accumulated
                                                                    Shares       Amount     Investments    Deficit)       Total
                                                                  ---------   -----------   -----------  -----------   -----------
BALANCE, December 31, 1995                                        5,867,400   $   106,128      $      0  $   660,631   $   766,759

  Distributions for taxes to shareholders of
    pass-through entities                                                 0             0             0   (1,579,045)   (1,579,045)
  Reclassification of accumulated deficit upon conversion
    to a C corporation                                                    0      (369,969)            0      369,969             0
  Acquisition and retirement of treasury stock                     (694,750)       (8,916)            0     (991,084)   (1,000,000)
  Issuance of common stock in connection with the acquisition
    of Data Services Corporation                                    610,537       878,700             0            0       878,700
  Issuance of common stock in connection with the acquisition
    of ProVesa                                                      221,057       505,303             0            0       505,303
  Issuance of common stock in connection with the acquisition
    of FiNet                                                        244,741       576,000             0            0       576,000
  Issuance of common stock in connection with the acquisition
    of Bank Services Corporation                                    501,129     1,083,276             0            0     1,083,276
  Net loss attributable to common shareholders                            0             0             0   (1,426,999)   (1,426,999)
  Pro forma tax provision                                                 0             0             0      278,228       278,228
                                                                  ---------   -----------      --------  -----------   -----------
BALANCE, December 31, 1996                                        6,750,114     2,770,522             0   (2,688,300)       82,222

  Distributions for taxes to shareholders of
    pass-through entities                                                 0             0             0     (596,796)     (596,796)
  Reclassification of accumulated deficit upon conversion to
    a C corporation                                                       0       (11,717)            0       11,717             0
  Issuance of common stock                                                0         5,600             0            0         5,600
  Net loss attributable to common shareholders                            0             0             0     (427,358)     (427,358)
  Pro forma tax provision                                                 0             0             0      152,511       152,511
                                                                  ---------   -----------      --------  -----------   -----------
BALANCE, December 31, 1997                                        6,750,114     2,764,405             0   (3,548,226)     (783,821)

  Net income attributable to common shareholders                          0             0             0    2,458,846     2,458,846
  Distributions for taxes to shareholders of
    pass-through entities                                                 0             0             0       (8,232)       (8,232)
  Preferred stock premium paid                                            0       (40,000)            0            0       (40,000)
  Initial public offering proceeds, net of expenses               2,498,425    14,445,180             0            0    14,445,180
  Other comprehensive income                                              0             0       186,000            0       186,000
                                                                  ---------   -----------      --------  -----------   -----------
BALANCE, December 31, 1998                                        9,248,539   $17,169,585      $186,000  $(1,097,612)  $16,257,973
                                                                  =========   ===========      ========  ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                           THE INTERCEPT GROUP, INC.

                                AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Years Ended December 31,
                                                                         ----------------------------------------
                                                                             1996          1997          1998
                                                                         -----------    ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income before preferred dividends                           $(1,418,999)   $ (395,358)   $ 2,474,846
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
    Depreciation                                                             157,212       567,761      1,009,264
    Amortization                                                             193,779       756,010        327,356
    Write-off of purchased research and development                          810,000             0              0
    Loss on impairment of intangibles                                              0       727,500              0
    Loss on disposal of property and equipment                                     0             0         34,950
    Minority interest in income (loss) of consolidated subsidiary             14,558       (38,564)        88,908
    Deferred income tax (benefit) provision                                 (706,075)      (15,095)       770,486
    Pro forma tax expense                                                    278,228       152,511              0
    Changes in operating assets and liabilities, net of effects of purchase acquisitions:
      Accounts receivable                                                   (790,494)       60,356       (310,931)
      Inventory, prepaid expenses, and other                                 234,049        (4,992)      (674,689)
      Other assets                                                           (25,968)      (65,415)        (6,357)
      Accounts payable and accrued expenses                                  941,754       286,372     (1,030,007)
      Deferred revenue                                                       331,899        67,861         (1,723)
      Deferred compensation                                                1,800,000             0              0
                                                                         -----------    ----------    -----------
        Net cash provided by operating activities                          1,819,943     2,098,947      2,682,103
                                                                         -----------    ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES, net of effects of
 purchase acquisitions:
  (Decrease) increase in note receivable                                    (556,326)      412,688         19,684
  Purchases of property and equipment, net                                  (137,124)     (992,331)    (4,839,365)
  Additions to capitalized software                                                0             0       (322,924)
  Purchase of businesses, net of cash acquired                               388,751             0     (3,219,536)
  Increase in investments                                                          0       (50,000)             0
                                                                         -----------    ----------    -----------
        Net cash used by investing activities                               (304,699)     (629,643)    (8,362,141)
                                                                         -----------    ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES, net of effect of
 purchase acquisitions:
  Proceeds from notes payable and line of credit                           3,000,000       280,000              0
  Payments on notes payable and line of credit                              (860,639)     (513,990)    (6,991,425)
  Distributions for taxes to shareholders of pass-through entities        (1,579,045)     (596,796)        (8,232)
  Issuance of common stock, net of expenses                                        0         5,600     14,445,180
  Retirement of  preferred stock                                             (25,000)            0       (440,000)
  Payment of preferred dividends                                              (8,000)      (32,000)       (16,000)
  Purchase and retirement of treasury stock                               (1,000,000)            0              0
  Debt issuance costs                                                              0             0        (95,408)
                                                                         -----------    ----------    -----------
        Net cash (used in) provided by financing activities                 (472,684)     (857,186)     6,894,115
                                                                         -----------    ----------    -----------
NET INCREASE IN CASH                                                       1,042,560       612,118      1,214,077

CASH, beginning of year                                                      355,558     1,398,118      2,010,236
                                                                         -----------    ----------    -----------
CASH, end of year                                                        $ 1,398,118    $2,010,236    $ 3,224,313
                                                                         ===========    ==========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                                 $   382,240    $  725,923    $   365,265
                                                                         ===========    ==========    ===========
  Cash paid for income taxes                                             $   146,184    $  341,604    $ 1,020,968
                                                                         ===========    ==========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                          THE INTERCEPT GROUP, INC.

                               AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1997 AND 1998


1.  ORGANIZATION AND NATURE OF BUSINESS

    The InterCept Group, Inc. ("Intercept" or the "Company") (a Georgia corporation) designs, develops, markets and implements a suite of fully integrated electronic commerce products and services primarily for community financial institutions in the United States. The Company's products and services include electronic funds transfer ("EFT"), data communications management, client/server enterprise software and other processing solutions.

    The Company is a single-source provider of a broad range of flexible and customized electronic commerce solutions and supporting value-added products and services. The Company provides numerous EFT products and services, including automated teller machine ("ATM"), point-of-sale ("POS"), and scrip debit services; debit card transactions; funds transfer services and remote banking services. The Company licenses client/server enterprise software, which operates in a Windows NT(R) environment, to community financial institutions on both a service-bureau and in-house basis. The Company also supplies banking-related equipment, provides related maintenance and technical support, and offers numerous ancillary products and services to its financial institution customers.

    In June 1998, the Company completed the initial public offering of its common stock (the "Offering"). Proceeds to the Company from the Offering (after deducting expenses related to the Offering) were approximately $14.4 million (including proceeds from the underwriters' overallotment option which was exercised in July 1998). Proceeds of the Offering were used to pay certain debt, pay obligations owed to a former officer of the Company, enhance and expand the InterCept frame relay network, and redeem shares of preferred stock and for general working capital needs, including acquisitions.

    The Company was incorporated on April 30, 1996 as a shell entity. On June 4, 1996, InterCept Systems, Inc. ("Systems") was combined with the Company. Systems provided EFT services through multiyear contracts.

    The Company has made several acquisitions since inception. See Note 3 where discussed.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries ProVesa Services, Inc. ("ProVesa"), InterCept Switch, Inc., Item Processing of America, Inc. and InterCept Communications Technologies, Inc. as of December 31, 1998. In addition, ProImage, Inc. ("ProImage"), a corporation in which ProVesa has a 67% ownership interest as of December 31, 1998, has been consolidated in the accompanying consolidated financial statements since its inception, due to Intercept's control of

    ProImage. Management of InterCept retains responsibility for all day-to-day operations of ProImage, and has and will continue to provide complete financial support for ProImage subsequent to its formation due to legal limitations on the other investors' ability to fund losses. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity and earnings of ProImage.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash and Cash Equivalents

    The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents.

    Marketable Securities

    Marketable securities totaled $50,000 and $350,000 at December 31, 1997 and 1998, respectively, and are included in inventory, prepaid expenses, and other current assets on the accompanying consolidated balance sheets. The Company categorizes all of its investment securities as available-for-sale which are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported (net of tax effects) as adjustments to shareholders' (deficit) equity and as a component of comprehensive income. Realized gains and losses (and declines in value judged to be other than temporary) are included in the Company's results of operations. The cost of securities sold is based on the specific identification method.

    Property and Equipment

    Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Major additions and improvements are charged to the property accounts while replacements, maintenance and repairs which do not improve or extend the lives of respective assets are expensed in the current period. Estimated useful lives for the Company's assets are as follows:

            Building and improvements        5 to 31 years
            Machinery and equipment          3 to 30 years
            Furniture and office equipment   5 to 10 years
            Software licenses                3 to 5 years

    Software Development Costs

    The Company capitalizes software-development costs incurred from the time technological feasibility of the software is established until the software is saleable. These costs are amortized on the straight-line basis over five years, the estimated economic life of the software. Amortization expense totaled $0, $30,000, and $53,617 in 1996, 1997, and 1998, respectively.
    Research and development costs and maintenance costs related to software development are expensed as incurred. Amortization of capitalized software development costs begins as products are made available for sale or as the related product is put into use with annual amortization equal to the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for the product or the straight-line method over the remaining estimated economic life of the product, which is a maximum of five years.

    Intangible Assets

    Intangible assets include goodwill, customer contracts, capitalized product technology and organizational costs. The Company periodically evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the related asset. If the amount of such estimated undiscounted future cash flow is less than the net book value of the asset, the asset is written down to the amount of the estimated undiscounted cash flows.

      Goodwill

      Goodwill represents the excess of the purchase price over the net tangible and identifiable intangible assets of acquired businesses. Goodwill is amortized on a straight-line basis over periods of 15 to 40 years.

      Customer Contracts

      In connection with certain of the Company's acquisitions, the Company allocated a portion of the purchase price to customer contracts acquired based on a discounted cash flow analysis of the applicable contracts. The estimated fair values attributed to the contract are being amortized over a period of 18 months to 3 years, which represents the estimated average remaining life of the contracts.

      Product Technology

      Product technology represents internally developed software acquired. Product technology is amortized on a straight-line basis over five years.


    Segment Reporting

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company does not disclose segment information as it believes it has only one segment. The Company offers its multiple products and services to the same customer base of financial institutions. Additionally, management reviews company performance on a consolidated level rather than on a product or service level.

    Revenue Recognition

    Revenues include service fee income, data-processing fees, data-communication management fees, equipment sales, installation and maintenance, software-license fees, and software maintenance. Service-fee income, data-processing fees, data-communication management fees, and installation revenues are recognized as services are performed. Revenue from software and equipment sales are recognized upon shipment of the product to customers, provided that there are no significant obligations remaining and collectibility of the revenues is probable. Any postcontract support included in the contract is separately priced and deferred and recognized over the period of the postcontract support in accordance with AICPA Statement of Position No. 97-2. The Company recognizes revenue from software license fees, services, and maintenance ratably over the period during which the license fees, services, and maintenance are performed.

    Deferred Revenue

    Deferred revenue represents the liability for advanced billings to customers primarily related to maintenance contracts. Such amounts are recognized as revenue when the related services are performed.

    Long-Lived Assets

    The Company reviews its long-lived assets for impairment at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed.

    Management periodically evaluates the intangible assets related to each acquisition individually to determine whether an impairment has occurred. An impairment is recognized when the discounted future cash flows estimated to be generated by the acquired business are not sufficient to recover the unamortized balance of the intangible asset with the amount of any such deficiency charged to income in the current year. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences.

    Income Taxes

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for a portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies.

    Through May 15, 1996, Systems had elected by consent of its shareholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the shareholders included their respective shares of the company's earnings or losses in their individual income tax returns.

    From January 1, 1996 to October 31, 1997, in accordance with the provisions of the Internal Revenue Code, the income or loss of Technologies was included in the income tax returns of the members of the limited liability company.

    The income tax provision reflects pro forma income taxes as if Systems and Technologies had been C corporations for all periods presented. The provision includes pro forma taxes of $278,228 and $152,511 for the years ended December 31, 1996 and 1997.

    In connection with the change in tax status of Systems in 1996 and Technologies in 1997 to C corporations, accumulated deficits of $369,969 and $11,717 were reclassified from accumulated deficit to common stock in the accompanying statement of shareholders' equity (deficit).

    Fair Value of Financial Instruments

    The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, and accounts payable, approximate carrying value due to the short-term maturity of the instruments. The fair value of short-term and long-term debt and deferred compensation amounts approximate carrying value and are based on their effective interest rates compared to current market rates.

    Advertising Costs

    The Company expenses all advertising costs as incurred.

    Sources of Supplies

    The Company voluntarily uses a single vendor for routing equipment issued in the Company's network. However, if the vendor were unable to meet the Company's needs, management believes that other sources for this equipment exist on commensurate terms and that operating results would not be affected.

    Net (Loss) Income Per Common Share

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 effective December 31, 1997. Basic earnings per share are computed based on the weighted average number of total common shares outstanding during the respective years. Diluted earnings per share are computed based on the weighted average number of total shares of common stock outstanding, adjusted for common stock equivalents.

    On February 4, 1998, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 98 "Computation of Earnings Per Share." SAB No. 98 requires the retroactive inclusion of nominal issuances of common stock and common stock equivalents in earnings per share calculation for all periods presented and precludes the use of the treasury stock method for these issuances. Management believes that all issuances of common stock and stock options have been made at the current market value at the time of issuance and that there have been no nominal issuances.

    Comprehensive Income

    As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting of comprehensive income, which is the total of net income and all other nonowner changes in shareholders' (deficit) equity. The adoption of SFAS No. 130 had no effect on the Company's net (loss) income.

    For the years ended December 31, 1996 and 1997, there were no non-owner changes in shareholders' (deficit) equity. For the year ended December 31, 1998, other comprehensive income consists of unrealized holding gains on marketable securities of $300,000, net of related tax effects of $114,000. There were no gains realized on marketable securities in net (loss) income for the years ended December 31, 1996, 1997, and 1998, and thus there were no reclassification adjustments to comprehensive income.

    Reclassifications

    Certain prior year amounts have been reclassified to conform with current year presentation.


3.  ACQUISITIONS

    On June 4, 1996, Systems merged with the Company in a share exchange combination whereby Systems became a wholly owned subsidiary of the Company. The merger was effected by the exchange of 721 out of the 927 outstanding shares of common stock of Systems for 2,431,622 shares of common stock of the Company. The remaining 206 common shares of Systems (equivalent to 694,750 shares of the Company) were acquired for $1,000,000 and retired.

    On June 4, 1996, the Company acquired all of the outstanding shares of common stock of Data Services for 610,537 shares of common stock of the Company, valued at $1.44 per share, with a total value of $878,700. The transaction was accounted for as a purchase. The consideration exceeded the net tangible asset value of Data Services by approximately $917,750. Of this excess, $360,000 was allocated to customer contracts based on a discounted cash flow analysis and amortized over a period of 18 months and the remaining $468,000 was allocated to goodwill and is being amortized over a period of 20 years. The results of operations of the acquired businesses have been included in the Company's consolidated financial statements from the date of acquisition.

    On November 27, 1996, the Company acquired all of the outstanding shares of common and Series A preferred stock of ProVesa in exchange for 221,057 shares of common stock, valued at $2.29 per share, and 4,250 shares of Series A preferred stock, valued at $100 per share, of the Company with a total fair value of approximately $905,303. The transaction was accounted for as a purchase. The consideration exchanged exceeded the net tangible asset value of ProVesa by approximately $1,304,700. Of this excess, $441,600 was allocated to customer contracts based on a discounted cash flow analysis and amortized over a period of 18 months, $300,000 was allocated to existing product technology and is being amortized over a period of 3 years, and the remaining $563,100 was allocated to goodwill and is being amortized over a period of 40 years. The results of operations of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition. In December 1997, the Company made a decision to write off the costs allocated to product technology, as the software was not Year 2000 compliant, and the Company made a decision not to further develop or support the software. The Company took a charge of $191,000 in arriving at operating income in its accompanying financial statements during the fourth quarter of 1997. Customers using the software are being migrated to other software products of the Company which are Year 2000 compliant.

    On December 17, 1996, the Company acquired all of the outstanding shares of FiNet in exchange for 244,741 shares of common stock of the Company, valued at $2.35 per share, with a total fair value of approximately $576,000. The transaction was accounted for as a purchase. The consideration exchanged exceeded the net tangible asset value of FiNet by approximately $575,800. This amount was allocated to goodwill and is being amortized over a period of 15 years. The results of operations of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition.

    During 1997, the operating losses of FiNet significantly exceeded budgeted amounts. In addition, FiNet was not successful in implementing its sales plan to targeted customers, and the Company anticipated that FiNet would continue to incur operating losses for the foreseeable future. Based on the current and projected losses, the Company determined in December 1997 that the goodwill recorded on the purchase of FiNet was impaired and, accordingly, recorded a $536,000 charge to operating income. In addition, in January 1998, the Company canceled certain performance stock options which had been granted to the officers of FiNet.

    On December 31, 1996, the Company acquired all of the outstanding shares of Bank Services in exchange for 501,129 shares of common stock of the Company, valued at $2.16 per share, with a total fair value of approximately $1,087,300. The transaction was accounted for as a purchase. The consideration exchanged exceeded the net tangible asset value of Bank Services by approximately $1,310,000. Of this excess, $810,000 was allocated to incomplete research and development projects based on a third-party appraisal report, and expensed in the statement of operations on the acquisition date. The incomplete research and development projects had not reached technological feasibility, had no alternative use, and required substantial additional development by the Company. Of the remaining excess, $150,000 was allocated to product technology and amortized over a period of 3 years and the remaining $350,000 was allocated to goodwill and amortized over a period of 20 years. The results of operations of the acquired business have been included in the consolidated financial statements from the date of acquisition.

    On January 31, 1998, the Company acquired all of the outstanding shares of Technologies in exchange for 2,741,029 shares of common stock of the Company. The transaction was accounted for as a pooling of interests. The results of operations of Technologies have been included in the accompanying financial statements for all periods presented.

    On August 4, 1998, the Company acquired certain assets and assumed certain liabilities of Nova. The transaction was accounted for as a purchase. The consideration exchanged was approximately $1,100,000. The consideration exchanged exceeded the net tangible asset value of Nova by approximately $1,200,000. This amount was allocated to goodwill and is being amortized over a period of 40 years. The results of operations of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition. In conjunction with the acquisition, the Company established a reserve of approximately $160,000 for estimated costs to close the existing Nova facility. The costs mainly consisted of the remaining noncancelable obligation under the lease on the facility. During 1998, approximately $51,000 of lease costs were charged against the reserve.


    On September 30, 1998, the Company acquired certain assets and assumed certain liabilities of Advance Data. The transaction was accounted for as a purchase. The consideration exchanged was approximately $1,100,000 and exceeded the net tangible asset value of Advance Data by approximately $556,000. Of this excess, $38,000 was allocated to contracts based on a discounted cash flow analysis and is being amortized over a period of 24 months, and the remaining $518,000 has been allocated to goodwill and is being amortized over a period of 40 years. The results of operations of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition.

    On October 21, 1998, the Company acquired certain assets and assumed certain liabilities of Item Processing of America, ("IPA"). The transaction was accounted for as a purchase. The consideration exchanged was approximately $1,255,000 and exceeded the net tangible asset value of IPA by approximately $1,135,000. Of this excess, $195,000 was allocated to contracts based on a discounted cash flow analysis and is being amortized over a period of 24 months, and the remaining $940,000 has been allocated to goodwill and is being amortized over a period of 40 years. The results of operations of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition.

    The Company acquired an additional 33% of ProImage in August 1998 and acquired certain assets and assumed certain liabilities of Premier Imaging in September 1998. Total purchase price was approximately $290,000. The purchase price exceeded net tangible assets by approximately $83,000, which has been allocated to contracts based on a discounted cash flow analysis and is being amortized over a period of 36 months. The results of operations of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition.

    The following unaudited pro forma consolidated financial information for the year ended December 31, 1995 and 1996 assume the acquisitions of Data Services, ProVesa, FiNet, and Bank Services had occurred as of January 1, 1995. The unaudited pro forma consolidated financial information for the years ended December 31, 1997 and 1998 assume the acquisitions of Nova, Advance Data, and IPA had occurred as of January 1, 1997.

                                1995         1996         1997         1998
                             -----------  -----------  -----------  -----------
    Revenues                 $15,131,938  $21,556,149  $27,093,634  $31,537,741
                             ===========  ===========  ===========  ===========
    Net income (loss) before
      income taxes and
      minority interest          936,009     (227,480)      11,185    3,944,474
                             ===========  ===========  ===========  ===========
    Net income (loss) per
      common share                 $0.16       $(0.04)      $(0.11)       $0.27
                             ===========  ===========  ===========  ===========

    The unaudited pro forma consolidated financial information is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the periods presented or of future operations of the combined entities.


4.  PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1997 and 1998 consisted of the following:

                                                     1997          1998
                                                 -----------   -----------
    Land and building                            $   622,114   $   622,114
    Leasehold improvements                            94,472       141,383
    Machinery and equipment                        3,248,941     7,040,139
    Furniture and office equipment                   391,298       310,235
    Software                                         484,697     1,420,657
    Construction in progress                               0       386,422
                                                 -----------   -----------
                                                   4,841,522     9,920,950
    Less accumulated depreciation                 (2,325,654)   (2,827,695)
                                                 -----------   -----------
    Property and equipment, net                  $ 2,515,868   $ 7,093,255
                                                 ===========   ===========

5.  INTANGIBLES

    Intangibles at December 31, 1997 and 1998 are summarized as follows:

                                                     1997          1998
                                                 -----------   -----------
    Goodwill                                     $ 1,536,085   $ 4,270,473
    Product technology                               150,000       473,856
    Customer contracts                               801,600       674,600
    Organizational costs                              20,000        23,120
                                                 -----------   -----------
                                                   2,507,685     5,442,049
    Less accumulated amortization                   (824,588)     (781,080)
                                                 -----------   -----------
                                                 $ 1,683,097   $ 4,660,969
                                                 ===========   ===========

6.  NOTES PAYABLE AND LINE OF CREDIT

    Notes payable at December 31, 1997 and 1998 consisted of the following:

                                                     1997           1998
                                                  ----------      --------
    Note payable to Georgia State Bank,
    interest payable monthly at prime plus 2.5%;
    paid in full June 1998                        $2,732,974      $      0

    Note payable to FNB Commerce, interest
    payable monthly at prime plus 2%; paid in
    full June 1998                                 1,377,522             0

    Note payable to Community Bank of Georgia,
    interest payable monthly at prime
    plus 1%; paid in full January 1998               402,963             0

    Mortgage note payable to Allied Bank,
    interest payable at prime; paid in full
    June 1998                                        389,493             0

    Note payable to First Macon Bank & Trust
    interest payable at prime; monthly principal
    and interest installments, payable in full
    on September 15, 2001; the note is
    collateralized by assets of the Company,
    and a corporate guarantee by ProVesa
    of two-thirds of the balance of the debt         316,123       241,697

    Note payable to First Macon Bank & Trust,
    interest payable at prime, monthly principal
    and interest payments, payable in full on
    October 25, 2002; the note is collateralized
    by assets of the Company, and a corporate
    guarantee by ProVesa of two-thirds of the
    balance of the debt                               78,026        63,979
                                                  ----------      --------
                                                   5,297,101       305,676
    Less current maturities                         (580,590)      (94,851)
                                                  ----------      --------
                                                  $4,716,511      $210,825
                                                  ==========      ========

    Future maturities of notes payable at December 31, 1998 are as follows:

                        1999            $ 94,851
                        2000             103,261
                        2001              91,704
                        2002              15,860
                                        --------
                                        $305,676
                                        ========

    Note Payable

    During 1998, the Company entered into a credit facility with First Union National Bank , the ("First Union Credit Facility"), under which the Company may borrow up to $20 million to fund acquisitions and pay expenses related to acquisitions. In addition, at the Company's election, $2 million of the First Union Credit Facility may become available for working capital purposes. The First Union Credit Facility contains provisions which require the Company to maintain certain financial ratios and minimum net worth amounts and which restrict the Company's ability to incur additional debt; make certain capital expenditures; enter into agreements for mergers, acquisitions, or the sale of substantial assets; and pay dividends. The First Union Credit Facility matures on November 1, 2001. Interest is payable monthly and outstanding principal amounts accrue interest, at the Company's option, at an annual rate equal to either (i) a floating rate equal to the lender's prime rate minus one quarter of 1% or
    (ii) a fixed rate based on the 30-day LIBOR rate plus applicable margins.


7.  INCOME TAXES

    The components of income tax (benefit) provision in the consolidated statement of operations for the years ended December 31, 1996, 1997, and 1998 are as follows:

                                               1996       1997        1998
                                            ---------   --------   ----------
    Current expense                         $ 191,468   $528,709   $  793,756
    Deferred (benefit) expense               (706,075)   (15,095)     770,486
    Pro forma tax expense                     278,228    152,511            0
                                            ---------   --------   ----------
    (Benefit) provision for income taxes    $(236,379)  $666,125   $1,564,242
                                            =========   ========   ==========

    The income tax (benefit) provision reflects pro forma income taxes as if Systems and Technologies had been C corporations for all periods presented.

    The income tax (benefit) provision, as reported in the statements of income, differs from the amounts computed by applying federal statutory rates due to the following for the years ended December 31, 1996, 1997, and 1998:

                                               1996       1997        1998
                                            ---------   --------   ----------
    Federal income tax (benefit)
      provision at statutory rate           $(557,879)  $ 78,949   $1,373,361
    Tax/book basis differences,
      primarily goodwill                       62,411    493,671       40,914
    Purchased research and development        275,400          0            0
    Meals and entertainment                     5,613     16,562       22,110
    State taxes (benefit) provision,
      net of federal effect                   (59,825)    72,594      159,956
    Net effect of an S corporation
      conversion to a C corporation            36,563          0            0
    Other                                       1,338      4,349      (32,099)
                                            ---------   --------   ----------
                                            $(236,379)  $666,125   $1,564,242
                                            =========   ========   ==========

    In May 1996, Systems converted from S corporation status to C corporation status. On the conversion date, the Company recorded an expense through its tax provision to record the effect of cumulative temporary differences through such date. In November 1997, Technologies converted from limited liability company status to C corporation status. The effect of recording cumulative temporary differences was immaterial.

    Deferred income tax assets and liabilities for 1997 and 1998 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences that give rise to deferred tax assets and liabilities at December 31, 1997 and 1998 are as follows:

                                                   1997        1998
                                                ---------   ---------
    Deferred tax assets:
      Deferred compensation                     $ 683,281   $       0
      Accounts receivable reserves                 59,451      64,505
      Net operating loss carryforwards                  0      33,943
      Other                                        40,338      30,702
                                                ---------   ---------
        Total gross deferred tax assets           783,070     129,150
      Less valuation allowance                          0     (33,943)
                                                ---------   ---------
        Net deferred tax assets                   783,070      95,207
                                                ---------   ---------
    Deferred tax liabilities:
      Accelerated depreciation                   (114,739)   (186,008)
      Other                                             0     (11,354)
                                                ---------   ---------
      Total gross deferred tax liabilities       (114,739)   (197,362)
                                                ---------   ---------
    Net deferred tax asset (liability)          $ 668,331   $(102,155)
                                                =========   =========

    Less noncurrent net deferred tax assets
      (liabilities)                               593,315    (182,162)
                                                ---------   ---------
    Current net deferred tax assets                75,016      80,007
                                                =========   =========

    In 1998, the Company recorded a deferred tax asset of $39,106 in connection with the acquisition of IPA, related to the net operating loss carryforwards of IPA of approximately $103,000. These net operating loss carryforwards expire in 2008-2009. Approximately $14,000 of the losses were used by the Company in 1998. The Company has established a valuation allowance against the remaining deferred tax assets related to the losses of $33,943 as of December 31, 1998 due to uncertainity of realization.


8.  SHAREHOLDERS' EQUITY

    On February 25, 1998, the board of directors declared a stock split on the Company's common stock. The stock split was effected in the form of a stock dividend of 1.1053 shares of common stock issued for each share of common stock held by shareholders of record on February 28, 1998. The effect of the stock split has been retroactively reflected as of December 31, 1994 in the statements of changes in shareholders' (deficit) equity and for all periods presented. All references to the per share amounts and elsewhere in the financial statements and related footnotes have been restated as appropriate to reflect the effect of the stock split.

9.  STOCK OPTION PLANS

    1996 Stock Option Plan

    The Board of Directors and the Company's shareholders approved the Company's Amended and Restated 1996 Stock Option Plan ("1996 Stock Option Plan") effective as of November 12, 1996. Awards under the 1996 Stock Option Plan are currently granted by a committee composed of two independent directors (the "Committee") of the Board of Directors. Awards issued under the 1996 Stock Option Plan may include incentive stock options ("ISOs") and/or nonqualified stock options ("NQSOs") and/or grants of restricted stock. The Committee administers the 1996 Stock Option Plan and generally has the discretion to determine the terms of an option grant, including the number of option shares, option price, term, vesting schedule, the post-termination exercise period, and whether the grant will be an ISO or NQSO. Notwithstanding this discretion, (i) the number of shares subject to options granted to any individual in any fiscal year may not exceed 315,795 shares (subject to certain adjustments), (ii) if an option is intended to be an ISO and is granted to a shareholder holding more than 10% of the combined voting power of all classes of the Company's stock or the stock of its parent or subsidiary on the date of the grant of the option, the option price per share of common stock may not be less than 110% of the fair market value of such share at the time of grant, and (iii) the term of an ISO may not exceed ten years, or five years if granted to a shareholder owning more than 10% of the total combined voting power of all classes of stock on the date of the grant of the option.

    The 1996 Stock Option Plan provides for the granting of nonqualified stock options to the directors of the Company ("Director Grants"). The board of directors has authorized the issuance of up to 175,000 shares of common stock under the 1996 Stock Option Plan pursuant to options having an exercise price equal to the fair market value of the common stock on the date the options are granted. The board of directors has approved Director Grants of (i) options to purchase 35,000 shares to each nonemployee director of the Company who beneficially owns less than 4% of the Company's outstanding common stock on the date of such directors' initial election to the board of directors and (ii) options to purchase 5,000 shares to each director on each anniversary date of such director's election to the board at an exercise price equal to the fair market value of the common stock on the date the options are granted. Each initial Director Grant option vests ratably over the director's three-year term of service, and each annual grant vests on the date of grant. Each Director Grant expires five years after the date of grant unless canceled sooner as a result of termination of service or death or unless such option is fully exercised prior to the end of the option period.

    The maximum number of shares of common stock that currently may be subject to outstanding options, determined immediately after the grant of any option at December 31, 1998, is 1,263,180 shares (subject to certain adjustments). The 1996 Stock Option Plan provides that the number of shares of common stock available for issuance thereunder shall be automatically increased on the first trading day of each calendar year beginning January 1, 1999 by the lesser of (i) 3% of the number of shares outstanding on the preceding trading day or (ii) 315,795 shares (subject to certain adjustments). Shares of common stock that are attributable to awards which have expired, terminated, or been canceled or forfeited during any calendar year are available for issuance or use in connection with future awards during such calendar year.

    The 1996 Stock Option Plan will remain in effect until terminated by the Board of Directors. The 1996 Stock Option Plan may be amended by the Board of Directors without the consent of the shareholders of the Company, except that any amendment, although effective when made, will be subject to shareholder approval within one year after approval by the Board of Directors if the amendment increases the total number of shares issuable pursuant to ISOs (other than the permitted annual increase), changes the class of employees eligible to receive ISOs that may participate in the 1996 Stock Option Plan or otherwise materially increases the benefits accruing to recipients of ISOs.

    The Onmibus Budget Reconciliation Act of 1993 added Section 162(m) to the Internal Revenue Code of 1986, as amended. Section 162(m) generally disallows a public company's tax deduction for compensation to the chief executive officer and four other most highly compensated executive officers in excess of $1,000,000 in any tax year beginning on or after January 1, 1994. Compensation that qualifies as "performance-based compensation" is excluded from the $1,000,000 deductibility cap and therefore remains fully deductible by the company that pays it. The Company intends that options granted with an exercise price at least equal to 100% of fair market value of the underlying stock at the date of grant will qualify as such "performance-based compensation," although other awards under the 1996 Stock Option Plan may not so qualify.

    A summary status of the Company's stock option plan as of December 31, 1996, 1997, and 1998 and changes during the year is presented below:

                                                       Price
                                          Shares       Range
                                        ---------   -----------
    Outstanding at December 31, 1996      613,171   $2.16-$2.37
      Granted                             178,951   $      2.16
                                        ---------
    Outstanding at December 31, 1997      792,122   $2.16-$2.37
      Granted                           1,036,378   $6.38-$7.70
      Terminated                         (844,146)  $2.16-$7.70
                                        ---------
    Outstanding at December 31, 1998      984,354   $2.16-$7.70
                                        =========

    Grants and terminations listed above for 1998 include 317,689 options granted on February 1, 1998 to certain employees and directors. These options were issued at $7.70 per share but were later canceled and reissued at the initial public offering date at $7 per share, the fair market value of the stock at the reissue date.

    Statement of Financial Accounting Standards No. 123

    During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting methodology required by APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

    The Company has elected to account for its stock based compensation plans under APB Opinion No. 25, under which no compensation cost has been recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of its common stock granted since January 1, 1995 to employees of the Company using the Black-Scholes option pricing model prescribed by SFAS No. 123 and the following weighted-average assumptions:

                                           1997              1998
                                       -----------   -------------------
    Risk-free interest rate            6.15%-6.29%           5.34%-5.56%
    Expected dividend yield                     0%                    0%
    Expected lives                      Five years   Three to four years
    Expected volatility                         0%                   35%

    The weighted average fair value of options for the stock granted to employees of the Company in 1997 and 1998 was $1.19 and $2.35 per share, respectively. The total value of options for the Company's stock granted to employees of the Company during 1997 and 1998 was computed as approximately $101,447 and $1,668,034, respectively, which would be amortized on a pro forma basis over the five-year vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net income for the years ended December 31, 1997 and 1998 would have been as follows:

                                        As Reported       Pro Forma
                                        -----------       ----------
    Net loss for the year ended
      December 31, 1997                 $ (427,358)       $ (473,302)
    Net income for the year ended
      December 31, 1998                  2,458,846         1,886,825

    The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

                                                  Weighted
     Exercise                      Weighted        Average
      Price           Number       Average       Contractual
      Range         of Shares       Price      Life (in years)
    ---------       ---------      --------    ---------------
      $2.16          236,059        $2.16           6.83
       2.37           42,106         2.37           6.00
       7.00          506,189         7.00           8.11
       7.70          200,000         7.70           4.50

    At December 31, 1997, 77,896 options for the Company's common stock with a weighted average exercise price of $2.27 per share were exercisable by employees of the Company. At December 31, 1998, 447,043 options of the Company's common stock with a weighted average exercise price of $5.79 per share were exercisable by employees of the Company.


10. NET (LOSS) INCOME PER COMMON SHARE

    Net (Loss) Income per share at December 31, 1996, 1997, and 1998 were as follows:

                                                                             1996         1997         1998
                                                                         -----------   ----------   ----------
    Basic:
      Net (loss) income                                                  $(1,418,999)  $ (395,358)  $2,474,846
        Less preferred stock dividends                                        (8,000)     (32,000)     (16,000)
                                                                         -----------   ----------   ----------
      Net (loss attributable) income available to common shareholders    $(1,426,999)  $ (427,358)  $2,458,846
                                                                         ===========   ==========   ==========
    Weighted average common shares outstanding                             5,851,347    6,750,114    8,132,240
                                                                         ===========   ==========   ==========
    Per share amount                                                     $     (0.24)  $    (0.06)  $     0.30
                                                                         ===========   ==========   ==========
    Diluted:
      Net (loss) income                                                  $(1,418,999)  $ (395,358)  $2,474,846
        Less preferred stock dividends                                        (8,000)     (32,000)     (16,000)
                                                                         -----------   ----------   ----------
      Net (loss attributable) income available to common shareholders    $(1,426,999)  $ (427,358)  $2,458,846
                                                                         ===========   ==========   ==========

                                                                             1996         1997         1998
                                                                         -----------   ----------   ----------
    Weighted average common shares outstanding                           $ 5,851,347   $6,750,114   $8,132,240
    Shares assumed issued upon exercise of stock options using
      the treasury stock method                                                    0            0      114,274
                                                                         -----------   ----------   ----------
            Total                                                        $ 5,851,347   $6,750,114   $8,246,514
                                                                         ===========   ==========   ==========
    Per share amount                                                     $     (0.24)  $    (0.06)  $     0.30
                                                                         ===========   ==========   ==========

    Basic and diluted earnings per common share were computed by dividing net
    (loss) income by the weighted average number of shares of common stock outstanding during the year. Outstanding stock options, totaling 613,171, 792,122, and 706,189 shares for the years ended December 31, 1996, 1997, and 1998, respectively, were antidilutive and were therefore excluded from the computation of diluted shares above.

11. EMPLOYEE BENEFITS

    The Company maintains a separate defined contribution 401(k) savings plan, which covers substantially all employees, subject to certain minimum age and service requirements. Contributions to this plan by employees are voluntary; however, the Company matches a percentage of the employees' contributions. This percentage is determined annually by the Company. The Company's contributions approximated $13,000, $38,000, and $80,000 in 1996, 1997, and 1998, respectively.

12. COMMITMENTS

    The Company leases various equipment and facilities under operating lease agreements. Future minimum annual obligations under these leases as of December 31, 1998 are as follows:

                         1999          $  871,484
                         2000             816,504
                         2001             689,209
                         2002             613,940
                         2003             428,381
                   Thereafter              74,436
                                       ----------
                        Total          $3,493,954
                                       ==========

    Net rental expense was approximately $621,000, $1,030,000, and $865,000 during 1996, 1997, and 1998, respectively.

13. RELATED PARTY TRANSACTIONS

    During the year ended December 31, 1996, the Company incurred costs for supplies and services in the amount of $125,296 with ATM Source, Inc., a corporation owned 100% by a director and shareholder of the Company.

    During the years ended December 31, 1996, 1997, and 1998, the Company incurred fees of $137,967, $31,489, and $813,921, respectively for legal services to the law firm in which one its partners is also a director and shareholder of the Company.

    For the period January 1, 1996 to May 31, 1996, the Company incurred costs of $44,775 from Data Services related to equipment maintenance services. Such amounts are included in selling, general, and administrative expenses in the accompanying statements of operations.

    The Company provided EFT services to ProVesa, a company partially owned by certain shareholders of the Company prior to its acquisition on November 27, 1996, totaling $166,572 for the period from January 1, 1996 to November 27, 1996.

    The Company and Phoenix International Ltd., Inc. ("Phoenix") have entered into software license and development agreements dated December 31, 1997 (the "December Agreement") and January 15, 1998 (the "January Agreement"). Under the December Agreement, the Company licensed ATM and voice response software from Phoenix and obtained the rights to develop the software and integrate it with the Company's existing software programs. Under the January Agreement, Phoenix licensed EFT software from the Company and obtained the rights to develop the software and integrate it with Phoenix's existing programs. A director and shareholder of the Company is also a director of Phoenix.

    The Company had a note receivable of $466,941 at December 31, 1996 and of $20,443 at December 31, 1998 from Dyad Corporation, a company partially owned by certain shareholders of the Company. There was no amount outstanding at December 31, 1997. The Company also owns 2% of the outstanding common stock of Dyad, Inc. which is reflected at its cost and is included in other assets in the accompanying consolidated balance sheets.

    The Company provided telecommunications connectivity to Towne Services, Inc. ("Towne"). The Company recorded revenue of $127,917 during 1998, which is classified in data communications management income. At December 31, 1998, receivables from Towne were $28,054. Additionally, the Company owns 50,000 shares of Towne common stock, which was purchased in 1997. A director and shareholder of InterCept serves as a director of Towne.

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To The InterCept Group, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of The InterCept Group, Inc. included in this Form 10-K and have issued our report thereon dated February 19, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The foregoing schedule is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen


Atlanta, Georgia
February 19, 1999

                                 EXHIBIT INDEX

Exhibit
No.       Description
-------   -----------
2.1 Asset Purchase Agreement dated August 4, 1998 by and between The Intercept Group, Inc., Nova Financial Corporation and Broadnet, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed on August 19, 1998).

2.2 Asset Purchase Agreement dated September 30, 1998 by and between ProVesa, Inc., Mercantile Corporation and Dale May (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October 14, 1998).

2.3 Acquisition and Merger Agreement dated October 30, 1998 by and between ProVesa, Inc., IPA Acquisition Corp., Item Processing of America, Inc. ("IPA") and certain shareholders of IPA (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on November 13, 1998).

3.1 Amended and Restated Articles of Incorporation, as filed with the Secretary of the State of Georgia on April 29, 1998.*

3.2       Amended and Restated Bylaws.*

4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company.

10.1      The InterCept Group, Inc. Amended and Restated 1996 Stock Option
          Plan.*/**

10.2 Form of Stock Option Agreement under The InterCept Group, Inc. Amended and Restated 1996 Stock Option Plan.*/**

10.3 Form of Stock Option Agreement for Directors under The InterCept Group, Inc. Amended and Restated 1996 Stock Option Plan.*/**

10.4 Employment Agreement by and between the Company and John W. Collins dated as of January 30, 1998.*/**

10.5 Employment Agreement by and between the Company and Donny R. Jackson dated as of January 30, 1998.*/**

10.6 Employment Agreement by and between the Company and Scott R. Meyerhoff dated as of February 1, 1998.*/**

10.7 Employment Agreement by and between the Company, Vir Nanda and Intercept Systems, Inc. dated June 4, 1996.*/**

10.8 Stock Option Agreement by and between the Company and Donny R. Jackson dated January 14, 1997.*/**

10.9 Stock Option Agreement dated as of February 1, 1998 by and between the Company and Scott R. Meyerhoff.*/**

10.10 Stock Option Agreement dated as of February 24, 1997 by and between the Company and Michael R. Boian.*/**

10.11 Form of Indemnification Agreement entered into between the Company and its directors and officers.*

10.12     Form of General Marketing Agent Agreement.*

10.13     Form of Master Electronic Funds Transfer Services Agreement.*

10.14     Form of Data Processing Agreement.*

10.15     Form of Service Agreement for Data Communications.*

10.16     Form of Software License Agreement for PC BancPAC(TM).*

Exhibit
No.       Description
-------   -----------
10.17 Channel Services Payment Plan Agreement dated December 22, 1993 between Intercept Systems, Inc. and BellSouth Communications, Inc.*

10.18 Form of Special Service Arrangement Agreement with BellSouth Telecommunications, Inc. for frame relay services.*

10.19 Form of SynchroNet Service Agreement with Southern Bell Telephone and Telegraph Company.*

10.20 WorldCom Data Services Agreement dated as of February 27, 1998 by and between WorldCom, Inc. and Intercept Communications Technologies, L.L.C.*+

10.21 Form of Stock Option Agreement for Directors under The InterCept Group, Inc. Amended and Restated 1996 Stock Option Plan.*/**

10.22 Loan and Security Agreement dated April 28, 1998 by and among the Company, its wholly-owned subsidiaries and First Union National Bank.*

10.23 Stock Option Agreement dated as of June 24, 1998 by and between the Company and John W. Collins (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the Securities and Exchange Commission on August 14, 1998 (the "Second Quarter 1998 Report")).**

10.24 Stock Option Agreement dated as of June 24, 1998 by and between the Company and Donny R. Jackson (incorporated by reference to Exhibit
          10.2 of the Second Quarter 1998 Report).**

10.25 Stock Option Agreement dated as of June 24, 1998 by and between the Company and Scott R. Meyerhoff (incorporated by reference to Exhibit
          10.3 of the Second Quarter 1998 Report).**

10.26 First Amendment to the Loan and Security Agreement dated October 9, 1999 by and among the Company, its wholly-owned subsidiaries and First Union National Bank.

21.1      Subsidiaries of the Company.

23.1      Consent of Arthur Andersen LLP.

24.1      Power of Attorney (contained on the signature page hereof).*

27.1 Financial Data Schedule for the period ending December 31, 1997 and 1998 (for SEC use only).
---------------