Form 10-Q
period 1999-03-31
INTERCEPT GROUP INC
filed 1999-05-14
CIK 1054930

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                 Form 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.



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



  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. (1) Yes X   No   ;  (2) Yes X   No
                                                 ---    ---          ---    ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at May 5, 1999

  Common Stock, no par value                        9,406,907
                                                 (No. of Shares)

================================================================================

THE INTERCEPT GROUP, INC.



                                 INDEX TO FORM 10-Q


                                                                         PAGE
                                                                         ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 31, 1999 and December 31, 1998                              3

         Condensed Consolidated Statements of Operations for
         the Three Months ended March 31, 1999 and 1998                    4

         Condensed Consolidated Statements of Cash Flows for
         the Three Months ended March 31, 1999 and 1998                    5

         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                16

Item 2.  Changes in Securities                                            16

Item 3.  Defaults upon Senior Securities                                  16

Item 4.  Submission of Matters to a Vote of Security Holders              16

Item 5.  Other Information                                                16

Item 6.  Exhibits and Reports on Form 8-K                                 16

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

                                                                                 March 31,            December 31,
                                                                                   1999                   1998
                                                                                 ---------            ------------
                                                                                           (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                     $ 2,750               $ 3,251
    Accounts receivable, less allowance for doubtful accounts of $190
          and $190 at March 31, 1999 and December 31, 1998, respectively            3,472                 3,534
    Deferred tax assets                                                                80                    80
    Inventory, prepaid expenses and other                                           2,011                 1,267
                                                                                  -------               -------
          Total current assets                                                      8,313                 8,132

Property and equipment, net                                                         7,306                 7,108
Intangible assets, net                                                              5,532                 4,703
Other noncurrent assets                                                               565                   327
                                                                                  -------               -------
          Total assets                                                            $21,716               $20,270
                                                                                  =======               =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of notes payable                                                95                   173
    Line of credit                                                                    761                   200
    Accounts payable and accrued liabilities                                        2,085                 2,338
    Deferred revenue                                                                1,379                 1,226
                                                                                  -------               -------
          Total current liabilities                                                 4,320                 3,937

Notes payable, less current portion                                                   185                   211
Deferred tax liability                                                                223                   182
                                                                                  -------               -------
          Total liabilities                                                         4,728                 4,330

Minority interest in consolidated subsidiary                                           78                    57

Commitments and contingencies


Shareholders' equity:
    Preferred stock, no par value; 1,000,000 shares authorized;  no shares
        issued or outstanding                                                           0                     0
    Common stock, no par value; 50,000,000 shares authorized;
        9,406,907 and 9,399,768 shares issued and outstanding
        at March 31, 1999 and December 31, 1998, respectively                      17,381                17,365
    Accumulated deficit                                                              (738)               (1,668)
    Accumulated other comprehensive income                                            267                   186
                                                                                  -------               -------
          Total shareholders' equity                                               16,910                15,883
                                                                                  -------               -------
          Total liabilities and shareholders' equity                              $21,716               $20,270
                                                                                  =======               =======

                    The accompanying notes are an integral part of these condensed consolidated balance sheets.


The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

                                                              Three Months Ended
                                                                   March 31,
                                                              --------------------
                                                                 1999      1998
                                                              --------------------
                                                                 (unaudited)
Revenues:
    Service fee income                                          $6,815    $4,665
    Data communications management income                        1,139       849
    Equipment and product sales, services and other                737       835
                                                                ------    ------
          Total revenues                                         8,691     6,349

Costs of services:
    Cost of service fee income                                   1,912     1,414
    Cost of data communications management income                  775       629
    Cost of equipment and product sales                            639       713

Selling, general and administrative expenses                     3,404     2,611
Depreciation and amortization                                      469       289
                                                                ------    ------

          Total operating expenses                               7,199     5,656

Operating income                                                 1,492       693
Other income (expense), net                                         26      (160)
                                                                ------    ------

Income before provision for income taxes and minority interest   1,518       533
Provision for income taxes                                         568       258
Minority interest in (income) loss of consolidated subsidiary      (20)       (4)
                                                                ------    ------

Net income before preferred dividends                              930       271
Preferred dividends                                                  0        (8)
                                                                ------    ------

Net income attributable to common shareholders                  $  930    $  263
                                                                ======    ======

Net income per common share:
Basic                                                           $ 0.10    $ 0.04
                                                                ======    ======
Diluted                                                         $ 0.10    $ 0.04
                                                                ======    ======

Weighted average shares outstanding:
Basic                                                            9,405     6,901
Diluted                                                          9,679     6,901


        The accompanying notes are an integral part of these condensed consolidated statements of operations.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                                ---------------------------
                                                                                                1999                   1998
                                                                                                ----                   ----
                                                                                                       (unaudited)
Cash flows from operating activities:
Net income                                                                                   $   930                  $  271
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                            469                     289
        Minority interest in income of consolidated subsidiary                                    20                       4
        Deferred income tax provision                                                             40                       5
    Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable, net                                                                  13                     352
        Inventory, prepaid expenses, and other                                                  (612)                   (869)
        Other assets                                                                            (249)                      5
        Accounts payable and accrued expenses                                                   (301)                   (490)
        Deferred revenue                                                                          48                     577
                                                                                             -------                  ------
             Net cash provided by operating activities                                           358                     144
                                                                                             -------                  ------

Cash flows from investing activities:
       Acquisitions, net of cash acquired                                                       (708)                      0
       Decrease in note receivable                                                                 3                       8
       Purchases of property and equipment, net                                                 (534)                   (505)
       Increases in capitalized software                                                         (91)                    (83)
                                                                                             -------                  ------
             Net cash used in investing activities                                            (1,330)                   (580)
                                                                                             -------                  ------

Cash flows from financing activities:
       Proceeds from line of credit                                                              761                       0
       Payments on notes payable and line of credit                                             (305)                   (621)
       Payment of preferred dividends                                                              0                      (8)
       Proceeds from exercise of stock options                                                    15                       0
                                                                                             -------                  ------
             Net cash provided by (used in) financing activities                                 471                    (629)

Net decrease in cash and cash equivalents                                                       (501)                 (1,065)
Cash and cash equivalents at beginning of the period                                           3,251                   2,038
                                                                                             -------                 -------
Cash and cash equivalents at end of the period                                               $ 2,750                 $   973
                                                                                             =======                 =======

Supplemental disclosures of cash flow information:
       Cash paid for interest                                                                $    24                 $   177
                                                                                             =======                 =======
       Cash paid for income taxes                                                            $    65                 $   227
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

                           THE INTERCEPT GROUP, INC.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization and Basis of Presentation


     Organization


     The InterCept Group, Inc. ("InterCept" or the "Company") designs, develops, markets and implements a suite of fully integrated electronic commerce products and services primarily for community financial institutions in the United States. The Company's products and services include electronic funds transfer ("EFT"), data communications management, client/server enterprise software, internet banking applications and other processing solutions.

     The Company is a single source provider of a broad range of flexible electronic commerce solutions supporting value-added products and services. The Company provides numerous EFT products and services, including automated teller machine ("ATM"), point-of-sale ("POS") and scrip debit services, debit card transactions and funds transfer services. The Company licenses client/server enterprise software, which operates in a Windows NT(R) environment, to community financial institutions on both a service bureau and an in-house basis. The Company also provides internet banking software, banking related equipment, provides related maintenance and technical support and offers numerous ancillary products and services to its financial institution customers.


     Basis of Presentation


     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and ProImage, Inc. ("ProImage"), a corporation in which the Company has a controlling 66.6% ownership interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations, and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for a 12-month period. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   Net Income Per Share



     Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method based on average stock price for the period. The effects of anti-dilutive options have been excluded.



     The following tables set forth a reconciliation of basic earnings per share to diluted earnings per share (in thousands, except earnings per share ("EPS") amounts):


                              Three Months Ended              Three Months Ended
                                March 31, 1999                  March 31, 1998
                            ------------------------        ------------------------
                             Income  Shares   EPS            Income  Shares   EPS
                            ------------------------        ------------------------
Basic EPS                     $930    9,405   $0.10            $263    6,901   $0.04

Dilutives:
Stock options                    -      274       -               -        -       -

                             ======================            =====================
Diluted EPS                   $930    9,679   $0.10            $263    6,901   $0.04
                              ====    =====   =====            ====    =====   =====

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

     The following table sets forth the calculation of the Company's comprehensive income for the periods indicated below (in thousands):

                              Three Months Ended
                                   March 31,
                            --------------------
                             1999           1998
                            ------         -----
Net income, as reported     $  930          $263
                            ------          ----
Unrealized gain on
 securities, net of tax:        81             0
                            ------          ----

Comprehensive income        $1,011          $263
                            ======          ====


4.   Acquisitions

     On January 11, 1999, the Company acquired certain assets and assumed certain liabilities of Eastern Software, Inc., a provider of loan portfolio management software. The consideration exchanged was approximately $450,000. This acquisition was accounted for as a purchase in accordance with Accounting Principles Board ("APB") Opinion No. 16, and, accordingly, the purchase price has been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the acquisition date. The results of operations of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition.

     On March 9, 1999, the Company acquired Direct Access Interactive, Inc., a provider of telephone banking and Internet banking services to financial institutions, in a transaction accounted for as a pooling-of-interests. In connection with the merger, the Company issued approximately 150,000 shares of its common stock in exchange for all of the issued and outstanding common shares of Direct Access. Accordingly the Company's financial statements have been restated for all periods presented to include the results of operations of Direct Access.


6. In conjunction with the acquisition of Nova Financial Corporation in August 1998, the Company established a reserve of approximately $160,000 for estimated costs to close the existing Nova facility. The costs mainly consisted of the remaining noncancelable obligation under the lease on the facility. During 1998, approximately $51,000 of lease costs were charged against the reserve and during the first quarter of 1999 approximately $31,000 of lease costs were charged against the reserve.



7.   Long-Term Debt and Capital Lease Obligations


     Long-term debt and capital lease obligations at March 31, 1999 and December 31, 1998 consisted of the following (in thousands):




                                                                                       March 31,     December 31,
                                                                                         1999           1998
                                                                                      -----------    ------------
Note payable to First Macon Bank & Trust, interest payable at prime; monthly principal and interest payments, payable in full on
September 15, 2001; the note is collaterized by assets of
ProImage and a corporate guarantee by ProVesa of two-thirds of
the balance of the debt.                                                                    220            242

Note payable to First Macon Bank & Trust, interest payable at prime, monthly principal and interest payments,payable in full on
October 25, 2002; the note is collaterized by assets of ProImage and a corporate guarantee by ProVesa of two-thirds of the balance
of the debt.                                                                                  60            64

Note payable to shareholder; paid in full on March 9, 1999                                     0            78

Line of Credit with First Union National Bank, interest payable at the option of the Company at (i) prime less 0.25% or (ii) LIBOR less applicable margin as defined, payable in full on November 1, 2001,
guaranteed by substantially all assets of the Company.                                       761             0

Line of Credit with First Citizens National Bank; paid in full on March 9, 1999                0           200
                                                                                           -----           ---
                                                                                           1,041           584
Less current maturities                                                                      (95)          (95)
                                                                                           -----           ---
                                                                                             946           489
                                                                                           =====           ===


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

  The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Quarterly Report and include all statements that are not statements of historical fact regarding the intent, belief or expectations of InterCept and its management. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyong InterCept's control. Words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate" are meant to identify such forward-looking statements. Such forward-looking statements are not guarantees and actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: InterCept's brief combined operating history and whether it will be able to maintain profitability; whether it can obtain and manage growth or execute agreements with new customers; whether it can successfully locate, acquire and integrate new businesses and products; customer attrition; whether the market will accept InterCept's new products and services; increased competition; possible system failures and rapid changes in technology; and the other risk factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  The Company derives revenues primarily from the following sources: (i) EFT processing services; (ii) data communications management; (iii) client/server enterprise software, support, maintenance and related services; and (iv) maintenance and technical support services, sales of banking related equipment and complementary products and customer services.

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

  The Company has successfully converted all of its customers that are currently provided service bureau processing services to its PC BancPac software, which the Company believes is Year 2000 compliant. The Company has incurred costs of approximately $175,000 related to the conversions.

  The Company currently provides service bureau processing services through six centers located in Georgia, Florida and Colorado. The Company has completed a detailed review of the equipment at each of these locations. The Company estimates the total costs required to make the equipment Year 2000 compliant will total approximately $75,000. The Company believes the upgrades to existing equipment will be completed no later than June 30, 1999. In the event the equipment cannot be upgraded, the Company believes it can purchase equipment that will allow processing to continue. It is impossible to estimate the potential expenses involved or delays which may result from a failure or delay in upgrading the equipment at the Company's service bureau processing centers.

  In regard to the Company's EFT operations, the Company believes the majority of internal coding required for its products to be Year 2000 compliant has been completed. However, EFT processing is dependent upon coordinated testing between the ATM networks and the Company's systems. The Company has purchased software to coordinate the testing of its operations with that of the networks. The Company believes this testing will be complete and certified by September 30, 1999. If the networks do not successfully address Year 2000 issues in their operation and if the Company is unable to route the transaction volume over another network or another provider that has Year 2000 compliant systems, the Company's processing operations may be interrupted, hindered, or delayed which would have a material adverse effect on its business, financial condition and results of operations.

  In regard to the Company's ATM network and services, InterCept is in the process of certifying its connections to other ATM networks as well as examining some of its customer's ATMs and other equipment. InterCept believes this testing will be substantially completed by September 30, 1999. It is difficult to estimate the cost of the effort as the majority of expenditures relate to existing programmers and support staff required to review the financial institutions networks and equipment. It is impossible to estimate the potential expenses involved or delays which may result from a failure or delay of these institutions and third parties in resolving their Year 2000 issues.

  In regard to the Company's data communications operations, the Company has completed a review of its internal equipment as well as third party products and systems used in its operations. It is the Company's belief that its data communications equipment and services, which are primarily provided by companies such as Motorola, BellSouth, MCI WorldCom and Qwest Communications are compliant. If these companies do not successfully address Year 2000 issues in their operations and if the Company is unable to successfully transfer its business operations to another provider that has Year 2000 compliant systems, the Company's processing operations may be interrupted, hindered or delayed, which would have a material adverse effect on its business, financial condition and results of operations.

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

  The Company's quarterly operating results have varied in the past and will likely vary in the future. Factors that may cause the Company's future operating results to vary include, without limitation: the timing of new product and service announcements; changes in pricing policies by the Company and its competitors; market acceptance of new and enhanced versions of the Company's products and services; the lengthening of sales cycles for new or existing products or services; customer attrition; changes in operating expenses; changes in Company strategy; personnel changes; the introduction of alternative technologies; the Company's products becoming obsolete; failure, delay and expenses in making software, systems and networks utilized in the Company's business Year 2000 compliant; the effect of acquisitions; and general economic factors. Product and service revenues are difficult to forecast because the market for electronic commerce products and services is rapidly evolving, and the

Company's sales cycle generally covers an extended period but varies substantially from customer to customer. Intercept believes that quarter to quarter comparisons of its results of operations should not be relied upon as indications of future performance.


Results of Operations


  The Company's financial statements for all periods presented have been restated to include the operating results of Direct Access Interactive which was acquired in a transaction that was accounted for as a pooling-of-interests. The following discussion and analysis is prepared on that basis.


  The following table sets forth the percentage of revenues represented by certain line items in the Company's consolidated statements of operations for the periods indicated:


                                            Three Months Ended
                                                 March 31,
                                            -------------------
                                              1999      1998
                                            ---------  --------

Revenues                                       100.0%   100.0%
Costs of services                               38.3     43.4
Selling, general, and administrative expense    39.2     41.1
Depreciation and amortization                    5.4      4.6
                                               -----    -----
Total operating expenses                        82.9     89.1
                                               -----    -----

Operating income                                17.1     10.9
Other income (expense), net                      0.3     (2.5)
                                               -----    -----

Income before minority interest and
    provision for income taxes                  17.4      8.4
Minority interest in (income) loss              (0.2)     0.0
Provision for income taxes                       6.5      4.1
                                               -----    -----

Net income                                      10.7%     4.3%
                                               -----    -----

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998


  Revenues. Revenues increased 36.9%, or $2.3 million, to $8.7 million for the three months ended March 31, 1999 from $6.3 million for the three months ended March 31, 1998. The $2.3 million increase was primarily attributable to (i) $1.2 million generated by an increase in core data processing services, of which $930,000 was related to the Company's acquisitions during 1998, (ii) $680,000 generated by an increase in EFT processing services, (iii) $290,000 generated by an increase in data communication services, (iv) increases of $180,000 generated by software and other product sales from the Company's acquisitions and (v)other decreases of $50,000.

  Costs of Services. Costs of services increased 20.7%, or $570,000, to $3.3 million for the three months ended March 31, 1999 from $2.8 million for the three months ended March 31, 1998. The $570,000 increase was primarily attributable to (i) $400,000 generated by the Company's acquisitions related to core data processing services, (ii) $60,000 generated by additional equipment sales and (iii) other increases of $110,000. Cost of services as a percentage of sales decreased from 43.4% for the three months ended March 31, 1998 to 38.3% for the three months ended March 31, 1999, primarily due to additional higher margin EFT revenues and synergies from the Company's acquisitions.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 30.4%, or $790,000, to $3.4 million for the three months ended March 31, 1999 from $2.6 million for the three months ended March 31, 1998. The increase was primarily attributable to $640,000 related to the Company's acquisitions during the third quarter of 1998, $100,000 to support the continued growth of the Company's business and $50,000 in costs associated with the acquisition of Direct Access. Selling, general and administrative expenses as a percentage of sales decreased from 41.1% for the three months ended March 31, 1998 to 39.2% for the three months ended March 31, 1999.

  Depreciation and Amortization. Depreciation and amortization increased 62.3%, or $180,000, to $470,000 for the three months ended March 31, 1999 from $290,000 for the three months ended March 31, 1998. The increase was primarily attributable to additional property, plant and equipment obtained through acquisitions as well as internal growth, amortization of intangible assets related to the Company's acquisitions, partially offset by a decrease in amortization of intangibles.

  Other Income (Expense). Other income (expense) increased 116.3%, or $190,000, to income of $30,000 for the three months ended March 31, 1999 from expense of $(160,000) for the three months ended March 31, 1998. The increase was primarily due to the reduction of long-term debt with proceeds from the Company's initial public offering in June 1998 which in turn reduced interest expense.

  Minority Interest in Income. Minority interest in income increased to $(20,000) for the three months ended March 31, 1999 from $(4,000) for the three months ended March 31, 1998. The increase was attributable to profits in ProImage's operations.

  Provision for Income Taxes. Provision for income taxes increased $310,000 to $570,000 for the three months ended March 31, 1999 from $260,000 for the three months ended March 31, 1998. The increase was attributable to increased profits partially offset by a reduction in nondeductible amortization.

Liquidity and Capital Resources

  Cash and cash equivalents were $2.8 million at March 31, 1999. Net cash provided by operating activities was $360,000 and $140,000 for the three months ended March 31, 1999 and 1998, respectively. The increase in the net cash provided by operating activities was primarily attributable to an increase in earnings.

  Net cash used in investing activities was $1.3 million and $580,000 for the three months ended March 31, 1999 and 1998, respectively. The increase in net cash used in investing activities was primarily due to the Company's acquisitions and an increase in capital expenditures.

  Net cash provided by (used in) financing activities was $470,000 and ($630,000) for the three months ended March 31, 1999 and 1998, respectively. The increase in cash provided by financing activities was primarily due to borrowings under the Company's credit facility with First Union National Bank (the "First Union Credit Facility").

  During 1998, the Company entered into the First Union Credit Facility, under which the Company may borrow up to $20.0 million to fund acquisitions and pay expenses related to acquisitions. In addition, at the Company's election, $2.0 million of the First Union Credit facility may become available for working capital purposes. The First Union Credit Facility contains provisions which require the Company to maintain certain financial ratios and minimum net worth amounts which restrict the Company's ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay dividends. The First Union Credit Facility matures on November 1, 2001. As of March 31, 1999, there was $760,000 outstanding under this facility. Interest is payable monthly and outstanding principal amounts accrue interest, at the Company's option, at an annual rate equal to either (i) a floating rate equal to the lender's prime rate minus one quarter of one percent or (ii) a fixed rate based upon the 30-day LIBOR rate plus applicable margins. The Company is negotiating to amend the First Union Credit Facility to allow for use of a greater portion of the proceeds for working capital needs. No assurances can be made that any such amendments will occur.

  While there can be no assurances, the Company believes that the cash on hand, funds to be provided by operations, and funds which may be available for working capital purposes under the First Union Credit Facility will be sufficient to meet the Company's anticipated capital expenditure and liquidity requirements for its operations through at least March 2000. The Company intends to grow, in part, through strategic acquisitions and will make additional expenditures to negotiate and consummate acquisition transactions and integrate the acquired companies. While there can be no assurance, management currently believes that cash on hand and funds from the First Union Credit Facility, together with the issuance of Common Stock and other securities, will be sufficient to fund its acquisition needs for the next 12 months. No assurance can be made with respect to the actual timing and the amount of the expenditures or acquisition. The Company's estimates are forward-looking statements that are subject to risks and uncertainties discussed above.

PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings

  The Company is not a party to, nor is any of its property subject to, any material legal proceedings, other than routine litigation incidental to its business.

Item 2.    Changes in Securities

  None.

Item 3.    Defaults upon Senior Securities

  None.

Item 4.    Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote by the Company's security holders during the first quarter ended March 31, 1999.

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

  27.1     Financial Data Schedule for the three months ended March 31, 1999 and
           1998.

     b)         Reports on Form 8-K
                Form 8-K filed March 26, 1999
           Reporting under Item 5 that the Company now trades its common stock on the Nasdaq National Market.
                Form 8-K filed March 26, 1999
           Reporting under Item 5 that the Company entered into a purchase agreement to acquire Direct Access Interactive, Inc.

                                 SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            THE INTERCEPT GROUP, INC.



May 13, 1999                /s/ John W. Collins
------------                -------------------
Date                        John W. Collins
                            Chairman of the Board and Chief Executive Officer
                            (principal executive officer)



May 13, 1998                /s/ Scott R. Meyerhoff
------------                ----------------------
Date                        Scott R. Meyerhoff
                            Chief Financial Officer, Vice President - Finance
                            and Secretary
                            (principal financial and accounting officer)

                                 EXHIBIT INDEX






Exhibit
  No.      Description
-------    -----------
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

27.1       Financial Data Schedule for the three months ended March 31, 1999 and
           1998.