Form 10-Q
period 1999-06-30
INTERCEPT GROUP INC
filed 1999-08-06
CIK 1054930

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                      Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ____________, 19_____.


                       Commission file number:  01-14213

                        ------------------------------

                           The InterCept Group, Inc.
            (Exact name of registrant as specified in its charter)



                        Georgia                                              58-2237359
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)


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


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. (1) Yes X No   ; (2) Yes X No
                                                 ---  ---         ---  ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at August 4, 1999

    Common Stock, no par value                                9,907,388
                                                          (No. of Shares)

================================================================================

THE INTERCEPT GROUP, INC.


                              INDEX TO FORM 10-Q

                                                                         PAGE
                                                                       --------
PART I    FINANCIAL INFORMATION                                            3

Item 1.   Financial Statements                                             3

          Condensed Consolidated Balance Sheets as of
          June 30, 1999 and December 31, 1998                              3

          Condensed Consolidated Statements of Operations for
          the Three and Six Months ended June 30, 1999 and 1998            4

          Condensed Consolidated Statements of Cash Flows for
          the Six Months ended June 30, 1999 and 1998                      5

          Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9

PART II   OTHER INFORMATION                                               17

Item 1.   Legal Proceedings                                               17

Item 2.   Changes in Securities and Use of Proceeds                       17

Item 3.   Defaults upon Senior Securities                                 17

Item 4.   Submission of Matters to a Vote of Security Holders             17

Item 5.   Other Information                                               18

Item 6.   Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                                19

EXHIBIT INDEX                                                             20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

                                                                                     June 30,  December 31,
                                                                                       1999      1998
                                                                                     ----------------------
                                                                                          (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                        $ 2,443    $ 3,224
    Accounts receivable, less allowance for doubtful accounts of $230
          and $170 at June 30, 1999 and December 31, 1998, respectively                4,214      3,503
    Deferred tax assets                                                                  103         80
    Inventory, prepaid expenses and other                                              2,595      1,267
                                                                                     ------------------
          Total current assets                                                         9,355      8,074

Property and equipment, net                                                            9,257      7,093
Intangible assets, net                                                                12,731      4,661
Other noncurrent assets                                                                  612        327
                                                                                     ------------------
          Total assets                                                               $31,955    $20,155
                                                                                     ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of notes payable                                              $    99    $    95
    Line of credit                                                                       761          -
    Accounts payable and accrued liabilities                                           3,223      2,205
    Deferred revenue                                                                   1,151      1,147
                                                                                     ------------------
          Total current liabilities                                                    5,234      3,447

Notes payable, less current portion                                                      157        211
Deferred tax liability                                                                   259        182
                                                                                     ------------------
          Total liabilities                                                            5,650      3,840

Minority interest in consolidated subsidiary                                             115         57

Commitments and contingencies


Shareholders' equity:
    Preferred stock, no par value;  1,000,000 shares authorized;  no shares
        issued or outstanding                                                              -          -
    Common stock, no par value;  50,000,000 shares authorized;
        9,907,388 and 9,248,539 shares issued and outstanding
        at June 30, 1999 and December 31, 1998, respectively                          25,071     17,170
    Retained earnings (accumulated deficit)                                              907     (1,098)
    Accumulated other comprehensive income                                               212        186
                                                                                     ------------------
          Total shareholders' equity                                                  26,190     16,258
                                                                                     ------------------
          Total liabilities and shareholders' equity                                 $31,955    $20,155
                                                                                     ==================

        The accompanying notes are an integral part of these condensed consolidated balance sheets.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)




                                                              Three Months Ended      Six Months Ended
                                                                   June 30,               June 30,
                                                              ------------------------------------------
                                                                 1999        1998       1999      1998
                                                              ----------  ----------  --------  --------
                                                                    (unaudited)          (unaudited)
Revenues:
    Service fee income                                         $  7,650    $  4,785    14,351     9,358
    Data communications management income                         1,255         909     2,394     1,758
    Equipment and product sales, services and other               1,182         955     1,919     1,790
                                                              ----------  ----------  --------  --------
          Total revenues                                         10,087       6,649    18,664    12,906

Costs of services:
    Cost of service fee income                                    2,140       1,429     4,020     2,721
    Cost of data communications management income                   886         591     1,661     1,220
    Cost of equipment and product sales                             882         720     1,521     1,433

Selling, general and administrative expenses                      3,798       2,575     7,083     5,107
Depreciation and amortization                                       616         314     1,109       599
                                                              ----------  ----------  --------  --------
          Total operating expenses                                8,322       5,629    15,394    11,080

Operating income                                                  1,765       1,020     3,270     1,826
Other income (expense), net                                          37        (132)       63      (292)
                                                              ----------  ----------  --------  --------
Income before provision for income taxes and minority interest    1,802         888     3,333     1,534
Provision for income taxes                                          704         349     1,272       607
Minority interest in income of consolidated subsidiary              (38)        (46)      (58)      (50)
                                                              ----------  ----------  --------  --------

Net income before preferred dividends                             1,060         493     2,003       877
Preferred dividends                                                  -           (8)       -        (16)
                                                              ----------  ----------  --------  --------
Net income attributable to common shareholders                 $  1,060    $    485     2,003       861
                                                               =========   =========   =======   =======

Net income per common share:
Basic                                                          $   0.11    $   0.07    $ 0.21   $  0.12
                                                               =========   =========   =======   =======
Diluted                                                        $   0.11    $   0.07    $ 0.20   $  0.12
                                                               =========   =========   =======   =======

Weighted average shares outstanding:
Basic                                                             9,594       7,250     9,444     7,000
Diluted                                                          10,035       7,371     9,802     7,119


The accompanying notes are an integral part of these condensed consolidated statements of operations.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)



                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                            ------------------------
                                                                                              1999            1998
                                                                                            ------------------------
                                                                                                  (unaudited)
Cash flows from operating activities:
Net income before preferred dividends                                                        $ 2,003         $   877
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                          1,109             599
        Minority interest in income of consolidated subsidiary                                    58              50
        Deferred income tax provision                                                             77               4
    Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable, net                                                                 (67)            183
        Inventory, prepaid expenses, and other                                                (1,112)           (273)
        Other assets                                                                            (409)              -
        Accounts payable and accrued expenses                                                    363             329
        Deferred revenue                                                                        (241)            301
                                                                                             -------         -------
             Net cash provided by operating activities                                         1,781           2,070
                                                                                             -------         -------

Cash flows from investing activities:
       Acquisitions, net of cash acquired                                                       (375)              -
       Decrease in note receivable                                                                 6              14
       Purchases of property and equipment, net                                               (2,440)         (2,400)
       Increases in capitalized software                                                        (202)           (308)
                                                                                             -------         -------
             Net cash used in investing activities                                            (3,011)         (2,694)
                                                                                             -------         -------

Cash flows from financing activities:
       Proceeds from line of credit, net                                                         761               -
       Debt issuance costs                                                                         -             (88)
       Retirement of preferred stock                                                               -            (440)
       Distributions for taxes to shareholders of pass through entities                            -              (8)
       Payments on notes payable                                                                (327)         (6,946)
       Payment of preferred dividends                                                              -             (16)
       Proceeds from issuance of common stock, net of related issuance costs                       -          13,055
       Proceeds from exercise of stock options                                                    15               -
                                                                                             -------         -------
             Net cash provided by financing activities                                           449           5,557

Net (decrease) increase in cash and cash equivalents                                            (781)          4,933
Cash and cash equivalents at beginning of the period                                           3,224           2,010
                                                                                             -------         -------
Cash and cash equivalents at end of the period                                               $ 2,443        $  6,943
                                                                                             =======        ========

Supplemental disclosures of cash flow information:
       Cash paid for interest                                                                $    28        $   337
                                                                                             =======        =======
       Cash paid for income taxes                                                            $   739        $   435
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

     The Company is a single source provider of a broad range of flexible electronic commerce solutions and supporting value-added products and services. The Company provides numerous EFT products and services, including automated teller machine ("ATM"), point-of-sale ("POS") and scrip debit services, debit card transactions and funds transfer services. The Company licenses client/server enterprise software, which operates in a Windows NT(R) environment, to community financial institutions on both a service bureau and an in-house basis. The Company also provides internet banking software, banking related equipment, provides related maintenance and technical support and offers numerous ancillary products and services to its financial institution customers.

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

2.   Accounting Changes

     In July 1999, the Company announced a letter of intent to merge its internet banking subsidiary with the internet banking businesses of two other companies. These transactions are subject to negotiations between the parties and the execution of definitive agreements that we currently believe will happen quickly, although there can be no assurance in this regard. This announcement results in the restatement of the Company's acquisition of Direct Access Interactive, Inc. The acquisition of Direct Access was originally accounted for as a pooling-of-interests and is restated to be accounted for as a purchase. Accordingly, the Company has restated its unaudited interim financial statements for 1998 and 1999.

3.   Net Income Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method based on the average stock price for the period. The effects of anti-dilutive options have been excluded.

     The following tables set forth a reconciliation of basic earnings per share to diluted earnings per share (in thousands, except earnings per share ("EPS") amounts):


                    Three Months Ended            Three Months Ended
                      June 30, 1999                  June 30, 1998
                ------------------------       ------------------------

                ------------------------       ------------------------
                 Income   Shares   EPS           Income   Shares   EPS
                ------------------------       ------------------------
Basic            $1,060   9,594   $0.11          $ 485    7,250   $0.07

Stock options         -     441       -              -      121       -

                -----------------------        ------------------------
Diluted          $1,060  10,035   $0.11          $ 485    7,371   $0.07
                =======  ======  ======        =======   ======  ======


                    Six Months Ended                Six Months Ended
                      June 30, 1999                   June 30, 1998
                ------------------------       ------------------------

                ------------------------       ------------------------
                  Income   Shares   EPS          Income   Shares   EPS
                ------------------------       ------------------------
Basic            $2,003   9,444    $0.21         $ 861    7,000   $0.12

Stock options         -     358        -             -      119       -

                ------------------------       ------------------------
Diluted          $2,003   9,802    $0.20         $ 861    7,119   $0.12
                =======  ======  =======       =======   ======  ======


4.   Comprehensive Income

     The following table sets forth the calculation of the Company's comprehensive income for the periods indicated below (in thousands):



                                      Three Months Ended         Six Months Ended
                                           June 30,                  June 30,
                                    ---------------------      --------------------
                                       1999        1998          1999        1998
                                    ---------------------      --------------------
Net income                           $ 1,060      $ 485        $ 2,003     $   861

Unrealized (loss) gain on
     securities, net of tax:             (55)         0             26           0
                                    ----------   --------      --------    --------

Comprehensive income                 $ 1,005      $ 485        $ 2,029     $   861
                                    ==========   ========      ========    ========

5.   Acquisitions

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

     On March 9, 1999, the Company acquired Direct Access Interactive, Inc., a provider of telephone banking and Internet banking services to financial institutions. The consideration exchanged was approximately 150,000 shares of common stock of the Company with a fair market value of approximately $1,400,000 and assumption of long-term debt of approximately $300,000. This acquisition has been accounted for as a purchase in the accompanying financial statements in accordance with Accounting Principles Board ("APB") Opinion No. 16, as discussed in Note 2 and, accordingly, the purchase price has been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the acquisition date. The results of operations of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition.

     On May 28, 1999, the Company acquired L.E. Vickers & Associates, Inc. and Data Equipment Services, Inc. L.E. Vickers & Associates is a provider of core data processing and Data Equipment Services is an equipment and maintenance provider. The consideration exchanged was approximately 500,000 shares of common stock of the Company with a fair market value of approximately $6,500,000. This acquisition has been accounted for as a purchase in the accompanying financial statements in accordance with Accounting Principles Board ("APB") Opinion No. 16, as discussed in Note 2 and, accordingly, the purchase price has been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the acquisition date. The results of operations of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition.

6.   Facility Closing Reserve

     In conjunction with the acquisition of Nova Financial Corporation in August 1998, the Company established a reserve of approximately $160,000 for estimated costs to close the existing Nova facility. The costs mainly consisted of the remaining noncancelable obligation under the lease on the facility. During 1998, approximately $51,000 of lease costs were charged against the reserve and during the first six months of 1999 approximately $64,000 of lease costs were charged against the reserve.

7.   Long-Term Debt

     Long-term debt at June 30, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                                         June 30,    December 31,
                                                                           1999         1998
                                                                         ------------------------
Note payable to First Macon Bank & Trust, interest payable at prime; monthly principal and interest payments, payable in full on
September 15, 2001; the note is collaterized by assets of
ProImage and a corporate guarantee by ProVesa of two-thirds of
the balance of the debt.                                                    200           242

Note payable to First Macon Bank & Trust, interest payable at prime, monthly principal and interest payments,payable in full on
October 25, 2002; the note is collaterized by assets of ProImage and a corporate guarantee by ProVesa of two-thirds of the balance
of the debt.                                                                 56            64

Line of Credit with First Union National Bank, interest payable at the option of the Company at (i) prime less 0.25% or (ii) LIBOR plus applicable margin as defined, payable in full on November 1, 2001,
guaranteed by substantially all assets of the Company.                        -             -
                                                                         ------------------------
                                                                            256           306
Less current maturities                                                     (99)          (95)
                                                                         ------------------------
                                                                            157           211
                                                                         ========================

During 1998, the Company entered into a Line of Credit with First Union National Bank, interest is payable to First Union at the option of the Company at (i) prime less 0.25% or (ii) LIBOR plus an applicable margin as defined, the Line of Credit is payable in full on November 1, 2001, and is guaranteed by substantially all assets of the Company. The amount outstanding under this facility was $760,000 and $0 as of June 30, 1999 and December 31, 1998, respectively.

8.   Reclassifications

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

  The Company has successfully converted all of its non Year 2000 compliant customers that are currently provided service bureau processing services to its PC BancPac software, which the Company believes is Year 2000 compliant. The Company has incurred costs of approximately $175,000 related to the conversions.

  The Company currently provides service bureau processing services through eleven centers located in Georgia, Florida, Tennessee, Arkansas and Colorado. The company has completed the upgrade of the equipment at each of these locations to be Year 2000 compliant. The total cost to make the equipment Year 2000 compliant was approximately $75,000. In the event that the upgraded equipment does not function properly, the Company believes that it can purchase equipment that will allow processing to continue. It is impossible to estimate the potential expense involved or delays which may result from a failure of the upgraded equipment at the Company's service bureau processing centers.

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

  In regard to the Company's data communications operations, the Company has completed a review of its internal equipment as well as third party products and systems used in its operations. It is the Company's belief that its data communications equipment and services, which are primarily provided by companies such as Motorola, BellSouth, MCI WorldCom and Qwest Communications are Year 2000 compliant. If these companies do not successfully address Year 2000 issues in their operations and if the Company is unable to successfully transfer its business operations to another provider that has Year 2000 compliant systems, the Company's processing operations may be interrupted, hindered or delayed, which would have a material adverse effect on its business, financial condition and results of operations.

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

Results of Operations

  The following table sets forth the percentage of revenues represented by certain line items in the Company's consolidated statements of operations for the periods indicated:


                                                     Three Months Ended     Six Months Ended
                                                         June 30,               June 30,
                                                     ------------------     ----------------
                                                      1999      1998         1999      1998
                                                     ------------------     ----------------
Revenues                                             100.0  %  100.0  %     100.0  % 100.0  %
Costs of services                                     38.7      41.2         38.6     41.6
Selling, general, and administrative expenses         37.7      38.7         38.0     39.6
Depreciation and amortization                          6.1       4.7          5.9      4.6
                                                     --------  --------     --------  -------
Total operating expenses                              82.5      84.6         82.5     85.8
                                                     --------  --------     --------  -------

Operating income                                      17.5      15.4         17.5     14.2
Other income (expense), net                            0.4      (2.0)         0.3     (2.3)
                                                     --------  --------     --------  ------

Income before minority interest and
   provision for income taxes                         17.9      13.4         17.8     11.9
Minority interest in income                           (0.4)     (0.8)        (0.3)    (0.4)
Provision for income taxes                             7.0       5.2          6.8      4.7
                                                     --------  --------     --------  ------

Net income                                            10.5 %     7.4 %       10.7 %    6.8 %
                                                     =======   ========     ========  ======

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

  Revenues. Revenues increased 51.7%, or $3.4 million, to $10.1 million for the three months ended June 30, 1999 from $6.6 million for the three months ended June 30, 1998. The $3.4 million increase was primarily attributable to (i) $1.4 million generated by an increase in core data processing services, (ii) $1.3 million generated by an increase in EFT processing services, (iii) $360,000 generated by an increase in data communication services, (iv) increases of $220,000 generated by software and other product sales and (v) other increases of $120,000.

  Costs of Services. Costs of services increased 42.6%, or $1.2 million, to $3.9 million for the three months ended June 30, 1999 from $2.7 million for the three months ended June 30, 1998. The $1.2 million increase was primarily attributable to (i) $450,000 generated by the Company's core data processing services, (ii) 350,000 generated by additional communications sales, (iii) $100,000 generated by additional equipment sales, and (iv) other increases of $300,000. Cost of services as a percentage of sales decreased from 41.2% for the three months ended June 30, 1998 to 38.7% for the three months ended June 30, 1999, primarily due to additional higher margin EFT revenues and synergies from the Company's acquisitions.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 47.5%, or $1.2 million, to $3.8 million for the three months ended June 30, 1999 from $2.6 million for the three months ended June 30, 1998. The increase was primarily attributable to $720,000 to support the continued growth of the Company's business and $480,000 related to the Company's acquisitions. Selling, general and administrative expenses as a percentage of sales decreased from 38.7% for the three months ended June 30, 1998 to 37.7% for the three months ended June 30, 1999.

  Depreciation and Amortization. Depreciation and amortization increased 96.2%, or $300,000, to $620,000 for the three months ended June 30, 1999 from $310,000 for the three months ended June 30, 1998. The increase was primarily attributable to additional property, plant and equipment obtained through acquisitions as well as internal growth, amortization of intangible assets related to the Company's acquisitions, partially offset by a decrease in amortization of other intangibles.

  Other Income (Expense). Other income (expense) increased $170,000, to income of $40,000 for the three months ended June 30, 1999 from expense of $(130,000) for the three months ended June 30, 1998. The increase was primarily due to the reduction of long-term debt with proceeds from the Company's initial public offering in June 1998 which in turn reduced interest expense.

  Minority Interest in Income. Minority interest in income decreased to $40,000 for the three months ended June 30, 1999 from $50,000 for the three months ended June 30, 1998. The decrease was attributable to the Company's acquisition of an additional 33% stake in ProImage purchased in August 1998.

  Provision for Income Taxes. Provision for income taxes increased $360,000 to $700,000 for the three months ended June 30, 1999 from $350,000 for the three months ended June 30, 1998. The increase was attributable to increased profits and an increase in nondeductible amortization.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

  Revenues. Revenues increased 44.6%, or $5.8 million, to $18.7 million for the six months ended June 30, 1999 from $12.9 million for the six months ended June 30, 1998. The $5.8 million increase was primarily attributable to (i) $2.5 million generated by an increase in core data processing services, (ii) $2.0 million generated by an increase in EFT processing services, (iii) $640,000 generated by an increase in data communication services, (iv) increases of $280,000 generated by software and other product sales and (v)other increases of $380,000.

  Costs of Services. Costs of services increased 34.0%, or $1.8 million, to $7.2 million for the six months ended June 30, 1999 from $5.4 million for the six months ended June 30, 1998. The $1.8 million increase was primarily attributable to (i) $700,000 generated by the Company's core data processing services, (ii) $440,000 generated by additional communications sales, (iii) $200,000 generated by an increase in EFT processing services, (iv) $100,000 generated by software and other product sales and (v) other increases of $360,000. Costs of services as a percentage of sales decreased from 41.6% for the six months ended June 30, 1998 to 38.6% for the six months ended June 30, 1999, primarily due to additional higher margin EFT revenues and synergies from the Company's acquisitions.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 38.7%, or $2.0 million, to $7.1 million for the six months ended June 30, 1999 from $5.1 million for the six months ended June 30, 1998. The increase was primarily attributable to $1.1 million to support the continued growth of the Company's business and $870,000 related to the Company's acquisitions. Selling, general and administrative expenses as a percentage of sales decreased from 39.6% for the six months ended June 30, 1998 to 38.0% for the six months ended June 30, 1999.

  Depreciation and Amortization. Depreciation and amortization increased 85.1%, or $510,000, to $1.1 million for the six months ended June 30, 1999 from $600,000 for the six months ended June 30, 1998. The increase was primarily attributable to additional property, plant and equipment obtained through acquisitions as well as internal growth, amortization of intangible assets related to the Company's acquisitions, partially offset by a decrease in amortization of other intangibles.

  Other Income (Expense). Other income (expense) increased $360,000, to income of $60,000 for the six months ended June 30, 1999 from expense of $290,000 for the six months ended June 30, 1998. The increase was primarily due to the reduction of long-term debt with proceeds from the Company's initial public offering in June 1998 which in turn reduced interest expense.

  Minority Interest in Income. Minority interest in income increased to $60,000 for the six months ended June 30, 1999 from $50,000 for the six months ended June 30, 1998. The increase was attributable to profits in ProImage's operations.

  Provision for Income Taxes. Provision for income taxes increased $670,000 to $1.3 million for the six months ended June 30, 1999 from $610,000 for the six months ended June 30, 1998. The increase was attributable to increased profits and an increase in nondeductible amortization.


Liquidity and Capital Resources

  Cash and cash equivalents were $2.4 million at June 30, 1999. Net cash provided by operating activities was $1.8 million and $2.1 million for the six months ended June 30, 1999 and 1998, respectively.

  Net cash used in investing activities was $3.0 million and $2.7 million for the six months ended June 30, 1999 and 1998, respectively. The increase in net cash used in investing activities was primarily due to the Company's acquisitions and an increase in capital expenditures.

  Net cash provided by financing activities was $450,000 and $5.6 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in cash provided by financing activities was primarily due to completion of the Company's initial public offering in the second quarter of 1998.

  During 1998, the Company entered into the First Union Credit Facility, under which the Company may borrow up to $20.0 million to fund acquisitions and pay expenses related to acquisitions. In addition, at the Company's election, $5.0 million of the First Union Credit facility may become available for working capital purposes. The First Union Credit Facility contains provisions which require the Company to maintain certain financial ratios and minimum net worth amounts which restrict the Company's ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay dividends. The First Union Credit Facility matures on November 1, 2001. As of June 30, 1999, there was $760,000 outstanding under this facility. Interest is payable monthly and outstanding principal amounts accrue interest, at the Company's option, at an annual rate equal to either (i) a floating rate equal to the lender's prime rate minus one quarter of one percent or (ii) a fixed rate based upon the 30-day LIBOR rate plus applicable margins. The Company is negotiating to amend the First Union Credit Facility to allow for use of a greater portion of the proceeds for working capital needs. No assurances can be made that any such amendments will occur.

  While there can be no assurances, the Company believes that the cash on hand, funds to be provided by operations, and funds which may be available for working capital purposes under the First Union Credit Facility will be sufficient to meet the Company's anticipated capital expenditure and liquidity requirements for its operations through at least June 2000. The Company intends to grow, in part, through strategic acquisitions and will make additional expenditures to negotiate and consummate acquisition transactions and integrate the acquired companies. While there can be no assurance, management currently believes that cash on hand and funds from the First Union Credit Facility, together with the issuance of Common Stock and other securities, will be sufficient to fund its acquisition needs for the next 12 months. No assurance can be made with respect to the actual timing and the amount of the expenditures or acquisitions. The Company's estimates are forward-looking statements that are subject to risks and uncertainties discussed above.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

  The Company is not a party to, nor is any of its property subject to, any material legal proceedings, other than routine litigation incidental to its business.

Item 2.  Changes in Securities and Use of Proceeds

  On March 9, 1999, the Company issued approximately 150,000 shares of common stock to the five shareholders of Direct Access Interactive, Inc. in connection with its acquisition by the Company.

  On May 28, 1999, the Company issued approximately 500,000 shares of common stock to the sole shareholder of L. E. Vickers & Associates, Inc. and the sole shareholder of Data Equipment Services, Inc. in connection with its acquisition of those companies.

  The Company issued the securities described above in reliance on one or more exemptions from registration provided by Sections (4)2 and 4(6) of the Securities Act and Regulation D promulgated by the SEC under the Securities Act of 1933. Recipients of securities in these transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for the sale in connection with any distribution of those securities, and the Company affixed appropriate legends to the share certificates issued in those transactions. All recipients of these securities had adequate access, through their relationships with the Company or otherwise, to information about the Company.

Item 3.  Defaults upon Senior Securities

  None.

Item 4.  Submission of Matters to a Vote of Security Holders

  On June 15, 1999, the Company held its Annual Meeting of Shareholders. The results of the proposals submitted for vote at such meeting were as follows:

1. Election of two Directors (there were no abstentions or broker non-votes in connection with the election of directors).

                                     For        Withhold

         Jon R. Burke             7,845,285      3,382
         Glenn W. Sturm           7,845,285      3,382

2. Ratification of Arthur Andersen LLP as the independent public accountants of the Registrant for the year ended December 31, 1999.


                                     Number of Shares

         For                            7,464,781
         Against                            1,482
         Abstain                          382,404

Item 5. Other Information

  None.

Item 6. Exhibits and Reports on Form 8-K


a)  Exhibits


  Exhibit
    No.    Description
 --------  -----------
    2.1    Acquisition and Merger Agreement dated May 28, 1999 by and between
           The InterCept Group, Inc., LEV Acquisition Corp., L.E. Vickers &
           Associates, Inc., Data Equipment Services, Inc., and certain shareholders of L.E. Vickers & Associates, Inc. and Data Equipment
           Services, Inc, (incorporated by reference to Exhibit 2.1 of the
           Company's Current Report on Form 8-K filed June 11, 1999).

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

   27.1 Financial Data Schedule for the three and six months ended June 30, 1999 and 1998.


b)  Reports on Form 8-K
    Form 8-K filed June 11, 1999

    Reporting under Item 5 that the Company entered into a merger agreement to acquire L.E. Vickers and Associates, Inc. and Data Equipment Services, Inc.

                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             THE INTERCEPT GROUP, INC.



August 5, 1999               /s/ John W. Collins
---------------              -------------------
Date                         John W. Collins
                             Chairman of the Board and Chief Executive Officer
                             (principal executive officer)



August 5, 1998               /s/ Scott R. Meyerhoff
--------------               ----------------------
Date                         Scott R. Meyerhoff
                             Chief Financial Officer, Vice President--Finance
                             and Secretary
                             (principal financial and accounting officer)

                                 EXHIBIT INDEX


Exhibit
  No.      Description
-------    -----------
 2.1       Acquisition and Merger Agreement dated May 28, 1999 by and between
           The InterCept Group, Inc., LEV Acquisition Corp., L.E. Vickers &
           Associates, Inc., Data Equipment Services, Inc., and certain shareholders of L.E. Vickers & Associates, Inc. and Data Equipment
           Services, Inc, (incorporated by reference to Exhibit 2.1 of the
           Company's Current Report on Form 8-K filed June 11, 1999).

 3.1 Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Georgia on April 29, 1998 (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No. 333-47197) as declared effective by the SEC on June 9,
           1998 (the "Registration Statement")).

 3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement)

 4.1       See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
           Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company.

27.1 Financial Data Schedule for the three and six months ended June 30, 1998 and 1999.
