Form 10-Q
period 1999-09-30
INTERCEPT GROUP INC
filed 1999-11-15
CIK 1054930

  ===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

                                      Or


[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____, 19__.

                      Commission file number :  01-14213

                        ------------------------------


                           The InterCept Group, Inc.
            (Exact name of registrant as specified in its charter)

                Georgia                                   58 - 2237359
     (State or other jurisdiction            (I.R.S.Employer Identification No.)
   of incorporation or organization)

          3150 Holcomb Bridge Road, Suite 200, Norcross,Georgia 30071
                   (Address of principal executive offices)

                                (770) 248-9600
              (Registrant's telephone number including area code)

                                      N/A
             (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at November 10, 1999

       Common Stock, no par value                        10,115,972
                                                      (No. of Shares)

===========================================================================

THE INTERCEPT GROUP, INC.

                              INDEX TO FORM 10-Q


                                                                                       PAGE
                                                                                     ---------
      PART I           FINANCIAL INFORMATION                                             1
       Item 1.         Financial Statements                                              1

                       Condensed Consolidated Balance Sheets as of
                       September 30, 1999 and December 31, 1998                          1

                       Condensed Consolidated Statements of Operations for
                       the Three Months and Nine Months ended September 30,
                       1999 and 1998                                                     2

                       Condensed Consolidated Statements of Cash Flows for
                       the Nine Months ended September 30, 1999 and 1998                 3

                       Notes to Condensed Consolidated Financial Statements              4

       Item 2.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                               9

       Item 3.         Quantitative and Qualitative Disclosure About
                       Market Risk                                                      16

     PART II           OTHER INFORMATION                                                17

       Item 1.         Legal Proceedings                                                17

       Item 2.         Changes in Securities and Use of Proceeds                        17

       Item 3.         Defaults upon Senior Securities                                  17

       Item 4.         Submission of Matters to a Vote of Security Holders              17

       Item 5.         Other Information                                                17

       Item 6.         Exhibits and Reports on Form 8-K                                 17

     SIGNATURES                                                                         20

     EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)


                                                                                           September 30,        December 31,
                                                                                               1999                 1998
                                                                                         ------------------  -----------------
                                                                                            (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                                                      $  1,163          $  3,224
    Accounts receivable, less allowance for doubtful accounts of $360
          and $170 at September 30, 1999 and December 31, 1998, respectively                          8,518             3,503
    Deferred tax assets                                                                               1,589                80
    Inventory, prepaid expenses and other                                                             2,631             1,267
                                                                                                   --------          --------
          Total current assets                                                                       13,901             8,074

Property and equipment, net                                                                          10,206             7,093
Intangible assets, net                                                                               19,970             4,661
Accounts receivable - affiliate (Note 6)                                                             31,525                 0
Other noncurrent assets                                                                               8,447               327
                                                                                                   --------          --------
          Total assets                                                                             $ 84,049          $ 20,155
                                                                                                   ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of notes payable                                                            $    151          $     95
    Line of credit                                                                                   30,330                 0
    Accounts payable and accrued liabilities                                                          7,629             2,205
    Deferred revenue                                                                                  4,629             1,147
                                                                                                   --------          --------
          Total current liabilities                                                                  42,739             3,447

Notes payable, less current portion                                                                     200               211
Deferred revenue                                                                                        455                 0
Deferred tax liability                                                                                8,403               182
                                                                                                   --------           --------
          Total liabilities                                                                          51,797             3,840

Minority interest in consolidated subsidiary                                                            143                57

Commitments and contingencies


Shareholders' equity:
    Preferred stock, no par value;  1,000,000 shares authorized;  no shares
        issued or outstanding                                                                             0                 0
    Common stock, no par value;  50,000,000 shares authorized;
        10,115,972 and 9,248,539 shares issued and outstanding
        at September 30, 1999 and December 31, 1998, respectively                                    29,228            17,170
    Retained earnings (accumulated deficit)                                                           2,814            (1,098)
    Accumulated other comprehensive income                                                               67               186
                                                                                                    --------         --------
          Total shareholders' equity                                                                 32,109            16,258
                                                                                                   --------          --------
          Total liabilities and shareholders' equity                                               $ 84,049          $ 20,155
                                                                                                   ========          ========

                    The accompanying notes are an integral part of these condensed consolidated balance sheets.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)


                                                                     Three Months Ended                     Nine Months Ended
                                                                        September 30,                         September 30,
                                                                ------------------------------        ---------------------------
                                                                    1999             1998                1999           1998
                                                                ------------------------------        ---------------------------
                                                                         (Unaudited)                          (Unaudited)
Revenues:
    Service fee income                                              $ 10,285          $ 5,518            $ 24,636       $ 14,876
    Data communications management income                              1,349              977               3,743          2,735
    Equipment and product sales, services and other                    2,276            1,082               4,195          2,872
                                                                -------------    -------------        ------------   ------------
          Total revenues                                              13,910            7,577              32,574         20,483

Costs of services:
    Cost of service fee income                                         2,776            1,654               6,796          4,375
    Cost of data communications management income                        912              648               2,573          1,868
    Cost of equipment and product sales, services and other            1,908              958               3,429          2,391

Selling, general and administrative expenses                           5,698            2,790              12,781          7,897
Depreciation and amortization                                          2,102              363               3,211            962
                                                                -------------    -------------        ------------   ------------
          Total operating expenses                                    13,396            6,413              28,790         17,493

Operating income                                                         514            1,164               3,784          2,990
Other income (expense), net                                           16,056               81              16,119           (211)
                                                                -------------    -------------        ------------   ------------
Income before provision for income taxes
       and minority interest                                          16,570            1,245              19,903          2,779
Provision for income taxes                                             9,092              469              10,364          1,076
Minority interest in loss of unconsolidated subsidiary                 5,541                0               5,541              0
Minority interest in income of consolidated subsidiary                    28               30                  86             80
                                                                -------------    -------------        ------------   ------------

Net income before preferred dividends                                  1,909              746            $  3,912       $  1,623
Preferred dividends                                                        0                0                   0            (16)
                                                                -------------    -------------        ------------   ------------
Net income attributable to common shareholders                       $ 1,909            $ 746            $  3,912       $  1,607
                                                                =============    =============        ============   ============

Net income per common share:
Basic                                                                 $ 0.19           $ 0.08              $ 0.41         $ 0.21
                                                                =============    =============        ============   ============
Diluted                                                               $ 0.18           $ 0.08              $ 0.39         $ 0.20
                                                                =============    =============        ============   ============

Weighted average shares outstanding:
Basic                                                                 10,035            9,221               9,643          7,749
Diluted                                                               10,610            9,337              10,059          7,867


 The accompanying notes are an integral part of these condensed consolidated statements of operations.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                              ------------------------------------
                                                                                                   1999                1998
                                                                                              ------------------------------------
                                                                                                            (Unaudited)
Cash flows from operating activities:
Net income before preferred dividends                                                                $ 3,912              $ 1,623
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                                  3,210                  962
        Minority interest in income of consolidated subsidiary                                            86                   80
        Deferred income tax provision                                                                  8,315                  (31)
        Gain due to stock issuances of subsidiary (Note 5)                                           (16,044)                   0
        Equity in net loss of affiliate                                                                5,541                    0
        Stock compensation charge (Note 7)                                                               480                    0
    Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable, net                                                                      (1,343)                 488
        Inventory, prepaid expenses, and other                                                           152                 (667)
        Other assets                                                                                    (355)                   6
        Accounts payable and accrued expenses                                                            456                  130
        Deferred revenue                                                                                (545)                 106
                                                                                              ---------------     ----------------
             Net cash provided by operating activities                                                 3,865                2,697
                                                                                              ---------------     ----------------

Cash flows from investing activities:
       Acquisitions, net of cash acquired                                                               (488)              (1,851)
       Increase in note receivable                                                                        14                   17
       Advances to affiliate (Notes 5 and 6)                                                         (31,525)                   0
       Purchases of property and equipment, net                                                       (3,731)              (3,639)
       Increases in capitalized software                                                                (433)                (513)
                                                                                              ---------------     ----------------
             Net cash used in investing activities                                                   (36,163)              (5,986)
                                                                                              ---------------     ----------------

Cash flows from financing activities:
       Proceeds from line of credit                                                                   30,331                    0
       Debt issuance costs                                                                                 0                  (88)
       Retirement of preferred stock                                                                       0                 (440)
       Distributions for taxes to shareholders of pass through entities                                    0                   (8)
       Payments on notes payable and line of credit                                                     (154)              (6,974)
       Payment of preferred dividends                                                                      0                  (16)
       Proceeds from issuance of common stock, net of related issuance costs                               0               14,451
       Proceeds from exercise of stock options                                                            60                    0
                                                                                              ---------------     ---------------
             Net cash provided by financing activities                                                30,237                6,925

Net (decrease) increase in cash and cash equivalents                                                  (2,061)               3,636
Cash and cash equivalents at beginning of the period                                                   3,224                2,010
                                                                                              ---------------     ----------------
Cash and cash equivalents at end of the period                                                       $ 1,163              $ 5,646
                                                                                              ===============     ================

Supplemental disclosures of cash flow information:
       Cash paid for interest                                                                          $ 163                $ 444
                                                                                              ===============     ================
       Cash paid for income taxes                                                                      $ 752                $ 445
                                                                                              ===============     ================

Non-cash investing activities:
        InterCept common stock issued for acquisitions, 844,017 shares (Note 5)                     $ 11,998                $   0
        Netzee common stock issued for acquisitions, 6,016,137 shares (Note 5)                      $ 69,086                $   0

               The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

                           THE INTERCEPT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

     Organization

     The InterCept Group, Inc. designs, develops, markets and implements a suite of fully integrated electronic commerce products and services primarily for community financial institutions in the United States. InterCept's products and services include electronic funds transfer ("EFT"), data communications management, client/server enterprise software, check imaging products and services and other processing solutions.

     InterCept is a single source provider of a broad range of flexible electronic commerce solutions and supporting value-added products and services. InterCept provides numerous EFT products and services, including automated teller machine ("ATM"), point-of-sale ("POS") and scrip debit services, debit card transactions and funds transfer services. InterCept licenses client/server enterprise software, which operates in a Windows NT(R) environment, to community financial institutions on both a service bureau and an in-house basis. InterCept also provides optical storage, banking related equipment, related maintenance and technical support and numerous ancillary products and services to its financial institution customers.

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements represent the accounts of InterCept, its wholly-owned subsidiaries, and ProImage, Inc. ("ProImage"), a corporation in which InterCept has a controlling 66.6% ownership interest. In the third quarter of 1999, Direct Access Interactive, Inc. (one of InterCept's wholly owned subsidiaries) issued common stock in connection with several transactions discussed in
     Note 5. As a result of these transactions, InterCept's ownership interest in Direct Access decreased to approximately 64%. Direct Access was then merged with a new subsidiary, Netzee, Inc. ("Netzee"), which issued additional shares of common stock on September 3, 1999 as discussed in
     Note 5. As a result of these transactions, InterCept's ownership percentage in Netzee decreased to approximately 49% as of September 3, 1999. After this date, InterCept has accounted for its investment in Netzee under the equity method, under which the operations of Netzee are recorded on a single line item in the statements of operations titled "minority interest in unconsolidated subsidiary." Because InterCept is currently funding the operations of Netzee, none of the losses of Netzee through September 3, 1999 were allocated to the minority owners, and the full amount of Netzee's losses incurred after September 3, 1999 have been included in minority interest in unconsolidated subsidiary, rather than InterCept's relative percentage of those losses. When InterCept's funding of the operations of Netzee is complete, only the relative percentage of the net losses of Netzee will be recorded.

     The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly InterCept's financial position, results of operations, and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for a 12-month period. The interim financial statements should be read in conjunction with InterCept's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   Accounting Changes

     In July 1999, InterCept announced a letter of intent to merge its internet banking business with the internet banking businesses of two other companies. See Note 5 to the Condensed Consolidated Financial Statements. This announcement resulted in the restatement of InterCept's financial statements. The acquisition of Direct Access was originally accounted for as a pooling-of-interests and our financial statements have been restated to account for the acquisition as a purchase. Accordingly, InterCept has restated its unaudited interim financial statements for 1998 and 1999.

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

     The following tables set forth a reconciliation of basic earnings per share to diluted earnings per share (in thousands, except earnings per share ("EPS") amounts):

                                                   Three Months Ended                                Three Months Ended
                                                   September 30, 1999                                September 30, 1998
                                          --------------------------------------            -------------------------------------
                                          --------------------------------------            -------------------------------------
                                             Income      Shares        EPS                    Income      Shares        EPS
                                          --------------------------------------            -------------------------------------
Basic EPS                                  $    1,909      10,035     $    0.19               $    746       9,221     $    0.08

Dilutives:
Stock options                                                 575     $       0                                116     $       0

                                          --------------------------------------            -------------------------------------
Diluted EPS                                $    1,909      10,610     $    0.18               $    746       9,337     $    0.08
                                          ======================================            =====================================


                                                    Nine Months Ended                                Nine Months Ended
                                                   September 30, 1999                                September 30, 1998
                                          --------------------------------------            -------------------------------------
                                          --------------------------------------            -------------------------------------
                                             Income      Shares        EPS                    Income      Shares        EPS
                                          --------------------------------------            -------------------------------------
Basic EPS                                  $    3,912       9,643     $    0.41               $  1,607       7,749     $    0.21

Dilutives:
Stock options                                                 416     $   (0.02)                               118     $   (0.01)
                                          --------------------------------------            -------------------------------------
Diluted EPS                                $    3,912      10,059     $    0.39               $  1,607       7,867     $    0.20
                                          ======================================            =====================================


4.   Comprehensive Income

     As of December 31, 1997, InterCept adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS No. 130 establishes new rules for the reporting of "comprehensive income," which is the total of net income and all other non-owner changes in shareholders' equity. The adoption of SFAS No. 130 had no effect on InterCept's net income.

     The following table sets forth the calculation of InterCept's comprehensive income for the periods indicated below (in thousands):

                                                       Three Months Ended                        Nine Months Ended
                                                          September 30,                            September 30,
                                                 --------------------------------          ------------------------------
                                                     1999               1998                   1999             1998
                                                 --------------------------------          ------------------------------
Net income, as reported                            $     1,909        $      746            $     3,912      $     1,607

Unrealized (loss) gain on securities,
     net of tax:                                          (145)              225                   (119)             225
                                                 --------------      ------------          -------------     ------------

Comprehensive income                               $     1,764        $      971            $     3,793      $     1,832
                                                 ==============      ============          =============     ============


5.   Acquisitions

     On January 11, 1999, InterCept acquired certain assets and assumed certain liabilities of Eastern Software, Inc., a provider of loan portfolio management software. The consideration exchanged was approximately $450,000. This acquisition was accounted for as a purchase in accordance with Accounting Principles Board ("APB") Opinion No. 16, and, accordingly, the purchase price has been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the acquisition date. The results of operations of the acquired business have been included in InterCept's consolidated financial statements from the date of acquisition.

     On March 9, 1999, InterCept acquired Direct Access Interactive, Inc., a provider of telephone and Internet banking services to financial institutions. The consideration exchanged was approximately 150,000 shares of common stock of InterCept with a fair market value of approximately $1.4 million and assumption of long-term debt of approximately $300,000. This acquisition has been accounted for as a purchase in the accompanying financial statements in accordance with APB Opinion No. 16, as discussed in
     Note 2, and accordingly, the purchase price has been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the acquisition date. The results of operations of the acquired business have been included in InterCept's consolidated financial statements from the date of acquisition.

     On May 28, 1999, InterCept acquired L.E. Vickers & Associates, Inc. and Data Equipment Services, Inc. L.E. Vickers & Associates is a provider of core data processing and check imaging services and Data Equipment Services is an equipment and maintenance provider. The consideration exchanged was approximately 500,000 shares of common stock of InterCept with a fair market value of approximately $6.5 million. This acquisition has been accounted for as a purchase in the accompanying financial statements in accordance with APB Opinion No. 16, and accordingly, the purchase price has been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the acquisition date. The results of operations of the acquired businesses have been included in InterCept's consolidated financial statements from the date of acquisition.

     On August 6, 1999, InterCept acquired SBS Data Services, Inc., an Alabama corporation that provides core data processing services for community financial institutions in exchange for approximately 192,000 shares of InterCept's common stock with a fair market value of approximately $4.1 million. At the same time, Direct Access merged with SBS Corporation, an Alabama corporation which provided Internet and telephone banking, check imaging and optical storage products and services to community financial institutions. Total consideration paid by Direct Access was approximately $16.6 million in cash, 2.6 million shares of Direct Access common stock valued at $11.50 per share and repayment of approximately $4.9 million in debt owed by SBS Corp. The former shareholders of SBS Corp. have the right to put the shares back to Direct Access at $11.50 per share if Direct Access does not complete an initial public offering by August 6, 2001. To enable Direct Access to complete this transaction, InterCept borrowed $21.6 million under its line of credit and loaned these funds to Direct Access (Notes 6 and 9). After the merger, Direct Access sold all of the assets of SBS Corp, other than its Internet and telephone banking assets, to InterCept in exchange for 450,000 shares of Direct Access common stock owned by InterCept.

     In August 1999, InterCept formed Netzee, Inc. a wholly-owned subsidiary for the purpose of combining Direct Access and several other businesses, as discussed below:

      1. Pursuant to an Agreement and Plan of Merger between Netzee and Direct Access, Direct Access merged with and into Netzee. The shareholders of Direct Access received one share of Netzee common stock for each share of Direct Access common stock they owned.

      2. Pursuant to an Asset Contribution Agreement between InterCept, Netzee and The Bankers Bank, a Georgia banking corporation ("TBB"), Netzee acquired various assets and assumed certain liabilities related to the Internet banking division of TBB. As consideration, Netzee issued 1,361,000 shares of its common stock to TBB valued at $11.50 per share. Pursuant to an Asset Contribution Agreement between InterCept, Netzee and TIB The Independent Banker's Bank, a Texas banking association ("TIB"), Netzee acquired various assets and assumed certain liabilities related to the Internet banking division of TIB. As consideration, Netzee issued 1,361,000 shares of its common stock to TIB valued at $11.50 per share. Additional consideration of 76,000 shares of common stock was issued to a third party for $100,000 in connection with these acquisitions.

      3. Pursuant to an Agreement and Plan of Merger by and among Netzee, Dyad Corporation, a Georgia corporation ("Dyad"), and certain shareholders of Dyad, Dyad merged with and into Netzee. As consideration, Netzee paid to Dyad's shareholders approximately $900,000 in cash and approximately 618,000 shares of Netzee common stock valued at $11.50 per share. Netzee also repaid approximately $3.5 million in debt of Dyad at the closing. Based in Norcross, Georgia, Dyad develops proprietary loan application and approval and fulfillment software.

     Netzee also acquired Call Me Bill, LLC, a provider of 24-hour electronic bill payment services to financial institutions' customers, for $3.3 million in cash. To enable Netzee to complete these transactions, InterCept loaned to Netzee approximately $7.3 million. This loan was in addition to the $21.6 million loaned to Netzee, as the successor to Direct Access, in connection with the merger of Direct Access and SBS Corp. in August 1999 (Note 6).

     As a result of the issuance of shares of Netzee in connection with these transactions, InterCept's ownership in Netzee decreased to approximately 49% on September 3, 1999. Because of this reduction in InterCept's percentage ownership of Netzee, InterCept has recognized gains in accordance with Staff Accounting Bulletin No. 51 related to the increases in InterCept's percentage ownership of the equity of Netzee. This gain totaled approximately $36.8 million. However, $20.8 million of this amount represented the gain created by the issuance of stock to shareholders of SBS Corp. which is puttable to InterCept as discussed above. As such, this amount has not been and will not be recognized until the put option has expired. The remaining gain of $16.0 million has been included in other income in the accompanying 1999 statements of operations.

6.   Advances to Affiliate

     As discussed in Note 5, in order to enable Netzee to complete its acquisitions in August and September of 1999, InterCept borrowed funds under its line of credit and loaned these funds to Netzee. InterCept also made advances to Netzee to fund operations. All of InterCept's loans to Netzee accrue interest at a fluctuating annual rate equal to the prime rate plus 2.0% and are payable upon the earlier of the completion of an initial public offering by Netzee or the expiration of two years following the date of the loan. As of September 30, 1999, the total amount due from Netzee was approximately $31.5 million and is included in accounts receivable - affiliate in the accompanying consolidated balance sheet.

7.   Stock Compensation Charge

     In August 1999, Direct Access issued stock options to management at exercise prices below the fair market value of its common stock on the date of grant. Because InterCept owned the majority of the common stock of Direct Access at the time these options were granted, InterCept has recognized compensation expense of approximately $480,000 which is included in selling, general, and administrative expenses in the accompanying statement of operations. Netzee will recognize the remaining compensation expense over the vesting period of the options.

8.   Facility Closing Reserve

     In conjunction with the acquisition of Nova Financial Corporation in August 1998, InterCept established a reserve of approximately $160,000 for estimated costs to close the existing Nova facility. However, InterCept's costs have been higher than anticipated. During the third quarter of 1999, InterCept accrued an additional $100,000 to cover these costs. The costs primarily consist of the remaining noncancelable obligation under the lease on the facility. For the year ended December 31, 1998 and the nine months ended September 30, 1999, approximately $51,000 and $130,000 of lease costs related to the noncancellable obligation were charged against the reserve.

9.   Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations at September 30, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                                                               September 30,        December 31,
                                                                                                 1999                   1998
                                                                                           ----------------------------------------
Note payable to First Macon Bank & Trust, interest payable at prime; monthly principal and interest payments, payable in full on September 15, 2001; the note is collaterized by assets of ProImage and a corporate guarantee by ProVesa of
two-thirds of the balance of the debt.                                                                  179                    242

Note payable to First Macon Bank & Trust, interest payable at prime, monthly principal and interest payments,payable in full on October 25, 2002; the note is collaterized by assets of ProImage and a corporate guarantee by ProVesa of
two-thirds of the balance of the debt.                                                                   54                     64

$ 35.0 million line of credit with First Union National Bank, as amended, interest payable at the option of the Company at (i) prime less 0.25% or (ii)
LIBOR plus applicable margin as defined, payable in full on June 30, 2002,
guaranteed by substantially all assets of the Company.                                               30,330                      0

Equipment under capital lease expiring July 2001.                                                       113                      0

Other                                                                                                     5                      0
                                                                                           ----------------------------------------
                                                                                                     30,681                    306
Less current maturities                                                                             (30,481)                   (95)
                                                                                           ----------------------------------------
                                                                                                        200                    211
                                                                                           ========================================

10.  Subsequent Event

     On November 9, 1999, the Securities Exchange Commission declared effective the Registration Statement for Netzee's initial public offering of 4,448,155 shares of common stock (including 448,155 shares sold by selling shareholders) at an offering price of $14.00 per share. We anticipate that the offering will close on November 15, 1999. Upon such closing, the put option held by the former shareholders of SBS Corporation discussed in
     Note 5 will expire. InterCept will recognize gains on its shares of Netzee common stock in accordance with Staff Accounting Bulletin No. 51 associated with each of these events in the fourth quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Quarterly Report and include all statements that are not statements of historical fact regarding the intent, belief or expectations of InterCept and its management. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond InterCept's control. Words such as "may," "would," could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate" are meant to identify such forward-looking statements. Such forward-looking statements are not guarantees and actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: InterCept's brief combined operating history and whether it will be able to maintain profitability; whether it can obtain and manage growth or execute agreements with new customers; whether it can successfully locate, acquire and integrate new businesses and products; customer attrition; whether the market will accept InterCept's new products and services; increased competition; possible system failures and rapid changes in technology; whether Netzee will be successful in completing its IPO or its business strategies and the other risk factors discussed in InterCept's Registration Statement on Form S-3 (Registration No. 333-88321), as declared effective on November 10, 1999.

     We derive revenues primarily from the following sources:

     .  electronic funds transfer, or EFT, processing services;
     . core data processing systems, support, maintenance and related services; . check imaging systems, support and related services;
     .  data communications management; and
     . ancillary products and services, including maintenance and technical support services, sales of banking related equipment and complementary products.

     We derive EFT revenues principally from processing ATM and debit card transactions. We receive a base fee for providing our ATM processing services and an additional fee for each ATM serviced. Once the number of transactions by a financial institution exceeds established levels, typically between 2,000 and 3,000 transactions per month, we charge additional fees for the extra transactions processed. For debit card transactions, we generally receive a portion of the interchange fees charged by our financial institution customers, and we charge a monthly fee if our customers do not meet a certain minimum dollar amount of transactions for a particular month. Most charges due under our EFT service agreements are paid monthly.

     On a service bureau basis, we generate core data processing revenues from service and processing fees based on the volume of transactions processed. These revenues are recognized as the services are performed. We also generate core data processing revenues by licensing PC BancPAC, our proprietary Windows(R) NT based client/server software system, on an in-house basis. We recognize revenues for licensing of PC BancPAC in accordance with Statement of Position 97-2 on "Software Revenue Recognition" issued by the American Institute of Certified Public Accountants. We recognize software license fees when we have signed a non-cancelable license agreement, shipped the product and satisfied all significant obligations to the customer.

     We license on an in-house basis Renaissance software, our proprietary check imaging software that we acquired through SBS Corp. in August 1999. We generate revenues from upfront license fees and recurring annual maintenance fees charged for this system. Revenues from licensing of Renaissance are recognized in accordance with Statement of Position 97-2, as discussed above. We also provide check imaging in a service bureau environment. On a service bureau basis, we generate revenues based on the volume of items processed. This revenue is recognized as we provide the service.

     We generate our data communications management service revenues principally from network management and data traffic across our frame relay network and from equipment configuration, installation and sales. We charge a flat monthly fee for providing telecommunications connectivity and network management as well as an initial installation charge.

     Our ancillary products and services generate revenues primarily from our maintenance and technical support services as well as sales of equipment. We recognize maintenance and technical support service revenues as the service period elapses. We recognize equipment sales revenues at the time of shipment.

     In June 1998, we completed an initial public offering of our common stock. Since that time, we have completed a number of acquisitions. We originally accounted for our acquisition of Direct Access in March 1999 as a pooling of interest. As a result of the Netzee transactions described in Note 5 of the Notes to the accompanying Condensed Consolidated Financial Statements of Operations we have changed the accounting for this transaction to a purchase. Therefore, all of our acquisitions since our initial public offering have been accounted for as purchase transactions and are reflected as such in the accompanying condensed consolidated financial statements.

     We base our expenses to a significant extent on our expectations of future revenues. Most of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenues are lower than we expect. In an attempt to enhance our long term competitive position, we may also make decisions regarding pricing, marketing, services and technology that could have an adverse near-term effect on our financial condition and operating results. Due to the foregoing factors and other risks discussed in our SEC filings, we believe that quarter to quarter comparisons of our operating results are not a good indication of our future performance. It is likely that our operating results will fall below the expectations of securities analysts or investors in some future quarter. In such event, the trading price of our common stock would likely decline, perhaps significantly.

Results of Operations

     The following table sets forth the percentage of revenues represented by certain line items in InterCept's condensed consolidated statements of operations for the periods indicated.

                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30,                   September 30,
                                                                  ------------------------------    ---------------------------
                                                                      1999              1998           1999            1998
                                                                  ------------------------------    ---------------------------
Revenues                                                                  100.0 %         100.0 %        100.0 %         100.0 %
Costs of services                                                          40.2            43.0           39.3            42.2
Selling, general, and administrative expenses                              41.0            36.8           39.2            38.6
Depreciation and amortization                                              15.1             4.8            9.9             4.7
                                                                  --------------     -----------    -----------     -----------
Total operating expenses                                                   96.3            84.6           88.4            85.4
                                                                  --------------     -----------    -----------     -----------

Operating income                                                            3.7            15.4           11.6            14.6
Other income (expense), net                                               115.4             1.1           49.5            (1.0)
                                                                  --------------     -----------    -----------     -----------

Income before provision for income taxes and
         minority interest                                                119.1            16.4           61.1            13.6
Provision for income taxes                                                 65.4             6.2           31.8             5.3
Minority interest in loss of unconsolidated subsidiary                     39.8             0.0           17.0             0.0
Minority interest in income of consolidated subsidiary                      0.2             0.4            0.3             0.4
                                                                  --------------     -----------    -----------     -----------

Net income                                                                 13.7 %           9.8 %         12.0 %           7.8 %
                                                                  ==============     ===========    ===========     ===========

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Revenues. Revenues increased 83.6% to $13.9 million for the three months ended September 30, 1999 from $7.6 million for the three months ended September 30, 1998. The $6.3 million increase was primarily attributable to (i) $2.8 million generated by an increase in core data processing and check imaging services, (ii) $1.3 million generated by an increase in EFT processing services,
(iii) $1.2 million generated from an increase in equipment sales, (iv) $370,000 generated by an increase in data communication services, (v) $430,000 generated from ancillary software products ($140,000 of which was generated by SBS Corp. which was consolidated with InterCept from August 6, 1999 until September 3, 1999 when Netzee was deconsolidated) and (vi) other increases of $200,000.

     Costs of Services. Costs of services increased 71.7% to $5.6 million for the three months ended September 30, 1999 from $3.3 million for the three months ended September 30, 1998. The $2.3 million increase was primarily attributable to (i) $950,000 generated by additional equipment sales, (ii) $600,000 generated by additional core data processing sales, (iii) $270,000 generated by additional EFT sales, (iv) $260,000 generated by additional data communication services and
(v) other increases of $220,000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 104.2% to $5.7 million for the three months ended September 30, 1999 from $2.8 million for the three months ended September 30, 1998. The $2.9 million increase was primarily attributable to (i) $2.2 million related to InterCept's internal growth and acquisitions, (ii) $480,000 of compensation expense related to stock options issued by Netzee and (iii) $180,000 of expenses generated by SBS Corp. which was consolidated with InterCept from August 6, 1999 until September 3, 1999 when Netzee was deconsolidated.

     Depreciation and Amortization. Depreciation and amortization increased 479.1% to $2.1 million for the three months ended September 30, 1999 from $360,000 for the three months ended September 30, 1998. The $1.8 million increase was primarily attributable to additional property, plant and equipment and additional amortization from acquisitions, including goodwill amortization of $1.3 million from the SBS Corp. acquisition which was consolidated with InterCept from August 6, 1999 until September 3, 1999 when Netzee was deconsolidated.

     Other Income (Expense). Other income (expense) increased to $16.1 million for the three months ended September 30, 1999 from $80,000 for the three months ended September 30, 1998. The increase was primarily due to a $16.0 million gain associated with the deconsolidation of Netzee.

     Provision for Income Taxes. Provision for income taxes increased to $9.1 million for the three months ended September 30, 1999 from $470,000 for the three months ended September 30, 1998. The increase was attributable to $8.1 million associated with the gain from the deconsolidation of Netzee. The remaining increase of $500,000 is due to increased pre-tax profits.

     Minority Interest in Loss of Unconsolidated Subsidiary. Minority interest in loss of unconsolidated subsidiary was $5.5 million for the three months ended September 30, 1999. This amount is related to Netzee's net loss. There was no minority interest in loss of unconsolidated subsidiary for the three months ended September 30, 1998.

     Minority Interest in Income of Consolidated Subsidiary. Minority interest in income of consolidated subsidiary remained constant at $30,000 for the three months ended September 30, 1999 and for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Revenues. Revenues increased 59.0% to $32.6 million for the nine months ended September 30, 1999 from $20.5 million for the nine months ended September 30, 1998. The $12.1 million increase was primarily attributable to (i) $5.2 million generated by an increase in core data processing and check imaging processing services, (ii) $3.3 million generated by an increase in EFT processing services, (iii) $1.3 million generated by an increase in equipment sales, (iv) $1.0 million generated by an increase in data communications management services, (v) $430,000 generated from ancillary software products ($140,000 of which was generated by SBS Corp. which was consolidated with InterCept from August 6, 1999 until September 3, 1999), (vi) $420,000 generated from merchant portfolio management services and (vii) other net increases of $450,000.

     Costs of Services. Costs of services increased 48.2% to $12.8 million for the nine months ended September 30, 1999 from $8.6 million for the nine months ended September 30, 1998. The $4.2 million increase was primarily attributable to (i) $1.8 million generated by an increase in core data processing services,
(ii) $1.0 million generated by additional equipment sales, (iii) $700,000 generated from additional data communication management services, (iv) $370,000 generated from EFT processing services and (v) other net increases of $330,000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 61.8% to $12.8 million for the nine months ended September 30, 1999 from $7.9 million for the nine months ended September 30, 1998. The $4.9 million increase was primarily attributable to (i) $4.2 million related to our internal growth and acquisitions, (ii) $480,000 of compensation expense related to stock options issued by Netzee and (iii) $180,000 of expenses generated by the acquisition of SBS Corp. which was consolidated with InterCept from August 6, 1999 until September 3, 1999 when Netzee was deconsolidated.

     Depreciation and Amortization. Depreciation and amortization increased $2.2 million to $3.2 million for the nine months ended September 30, 1999 from $960,000 for the nine months ended September 30, 1998. The $2.2 million increase was primarily attributable to additional property, plant and equipment and additional amortization from acquisitions, including goodwill amortization of $1.3 million from the SBS Corp. acquisition which was consolidated with InterCept from August 6, 1999 until September 3, 1999 when Netzee was deconsolidated.

     Other Income (Expense). Other income (expense) increased to income of $16.1 million for the nine months ended September 30, 1999 from expense of $210,000 for the nine months ended September 30, 1998. The increase was primarily due to a $16.0 million gain associated with the deconsolidation of Netzee.

     Provision for Income Taxes. Provision for income taxes increased to $10.4 million for the nine months ended September 30, 1999 from $1.1 million for the nine months ended September 30, 1998. The increase was attributable to $8.1 million associated with the gain from the deconsolidation of Netzee and increased pre-tax profits.

     Minority Interest in Loss of Unconsolidated Subsidiary. Minority interest in loss of unconsolidated subsidiary was $5.5 million for the nine months ended September 30, 1999. This amount is related to Netzee's net loss. There was no minority interest in loss of unconsolidated subsidiary for the nine months ended September 30, 1998.

     Minority Interest in Income of Consolidated Subsidiary. Minority interest in income of consolidated subsidiary increased $10,000, to $90,000 for the nine months ended September 30, 1999 from $80,000 for the nine months ended September 30, 1998. The increase was attributable to profits in ProImage's operations.



Liquidity and Capital Resources

     Cash and cash equivalents were $1.2 million at September 30, 1999. Net cash provided by operating activities was $3.9 million for the nine months ended September 30, 1999 and $2.7 million for the nine months ended September 30, 1998. The increase in the net cash provided by operating activities was primarily attributable to an increase in earnings.

     Net cash used in investing activities was $36.2 million for the nine months ended September 30, 1999 and $6.0 million for the nine months ended September 30, 1998. The increase in net cash used in investing activities was primarily due to a receivable created from the funding of Netzee operations and acquisitions.

     Net cash provided by financing activities was $30.2 million for the nine months ended September 30, 1999 and $6.9 million for the nine months ended September 30, 1998. The increase in net cash provided by financing activities was primarily due to increased borrowings due to the funding of Netzee operations and acquisitions.

     During 1998, we entered into a credit facility with First Union National Bank. Under this facility, as amended during the third quarter of 1999, we may borrow up to $35.0 million for working capital and to fund acquisitions and pay expenses related to acquisitions. We extended the term of the facility from April 28, 2001 to June 30, 2002. The First Union credit facility contains provisions which require us to maintain certain financial ratios and minimum net worth amounts and which restrict our ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay dividends. The First Union credit facility matures on June 30, 2002. Interest is payable monthly and outstanding principal amounts accrue interest, at our option, at an annual rate equal to either (a) a floating rate equal to the lender's prime rate minus .25% or (b) a fixed rate based upon the 30-day LIBOR rate plus applicable margins. On September 30, 1999, the interest rate under this facility was approximately 7.5%.

     In connection with the acquisition of SBS Corp. and SBS Data, we borrowed $21.6 million from First Union and loaned that amount to Direct Access to pay a portion of the purchase price for SBS Corp. and to pay some outstanding liabilities of SBS Corp. On September 1, 1999, we borrowed an additional $7.3 million in proceeds from the First Union credit facility and loaned that amount to Netzee to pay a portion of the purchase price for acquisitions of other companies. Netzee has executed and delivered promissory notes to us for these loans, which accrue interest at a fluctuating annual rate equal to the prime rate plus 2.0%, which as of September 30, 1999 equaled 10.25%. Additionally, we have funded working capital requirements of Netzee. Amounts due related to working capital funding and accrued interest were $2.7 million at September 30, 1999.

     While there can be no assurance, we believe that funds currently on hand, funds to be provided by operations, and funds available for working capital purposes under the First Union credit facility will be sufficient to meet our anticipated capital expenditures and liquidity requirements for at least the next 12 months. While there is no agreement in place, we may loan additional monies to Netzee to fund its operations. We intend to grow, in part, through strategic acquisitions and will make additional expenditures to negotiate and consummate acquisition transactions and integrate the acquired companies. No assurance can be made with respect to the actual timing and amount of the expenditures and acquisitions. In addition, no assurance can be given that we will complete any acquisitions on terms favorable to us, if at all, or that additional sources of financing will not be required during these time periods or thereafter.

Possible Effects of the Year 2000

     Our business and relationships with our customers depend significantly on a number of computer software programs, internal operating systems and connections to other regional and national telecommunications and processing networks. If any of these software programs, systems or networks are not programmed to recognize and properly process dates after December 31, 1999, significant system failures or errors may result. These matters are commonly referred to as the year 2000 issue and they could have a material adverse effect on our operations and those of our customers.

Our compliance program

     We have conducted a review of our internal accounting and operating programs and systems and currently believe that these programs and systems and the network connections we maintain are adequately programmed to address the year 2000 issue or can be modified or replaced to address the year 2000 issue without incurring costs or delays which would have a material adverse effect on our financial condition.

     We have successfully converted all of our non-year 2000 compliant service bureau processing customers to our PC BancPAC software, which we believe is year 2000 compliant. We have incurred costs of approximately $175,000 related to the conversions.

     We currently provide core data processing and check imaging services through eleven centers located in Georgia, Florida, Tennessee, Arkansas and Colorado. We have completed the upgrade of the equipment at each of these locations to be year 2000 compliant. The total cost to make the equipment year 2000 compliant was approximately $75,000. In the event that the upgraded equipment does not function properly, we believe that we can purchase equipment that will allow processing to continue. It is difficult to estimate the potential expense involved or delays which may result from a failure of the upgraded equipment at our service bureau processing centers.

     EFT processing is dependent upon coordinating the operations of other ATM networks and our systems. In regard to our EFT operations and ATM network, we believe the internal coding required for our products to be year 2000 complaint has been completed. We have completed the testing and certification of our connections to other ATM networks, and we believe these connections are year 2000 compliant. If the other ATM networks do not successfully address year 2000 issues in their operations and if we are unable to route the transactions over another network or another provider that has year 2000 compliant systems, our operations may be affected. It is difficult to estimate the cost of our efforts to certify these operations as the majority of expenditures relate to existing programmers and support staff required to review the financial institutions networks and equipment. It is difficult to estimate the potential expenses involved or delays which may result from a failure or delay of these institutions and third parties in resolving their year 2000 issues.

     In regard to our data communications operations, we have completed a review of our internal equipment as well as third party products and systems used in our operations. It is our belief that our data communications equipment and services, which are primarily provided by companies such as Motorola, BellSouth, MCI WorldCom and Qwest Communications, are year 2000 compliant. If these companies do not successfully address year 2000 issues in their operations and if we are unable to successfully transfer our business operations to another provider that has year 2000 compliant systems, our data communications operations may be interrupted, hindered or delayed, which would have a material adverse effect on our business, financial condition and results of operations.

Third party compliance

     Other companies interact electronically with us and our customers, and we must coordinate our EFT processing, ATM network data communications and enterprise software processing with these other companies and our customers. We have completed a preliminary assessment of third party products and systems used in our business. We believe that many financial institutions and third party vendors and network processors, including our customers, vendors and processors, are still in the process of analyzing their software and network applications to address year 2000 issues. These other companies may not be successful in identifying or resolving year 2000 issues in their operations, and our business could suffer greatly if our customers' and vendors' operations are halted or diminished even temporarily to address or correct these issues. It is difficult to estimate the potential expenses involved or delays which may result from the failure of these institutions and third parties to resolve their year 2000 issues in a timely manner. We cannot assure you that such expenses, failures or delays will not have a material adverse effect on our business, financial condition or results of operations.

SBS acquisition

     We recently acquired SBS Data Services and the non-Internet and non-telephone banking assets of SBS Corporation, affiliated corporations which provide core data processing, check imaging equipment sales and services and optical storage products to community financial institutions. SBS Data and SBS Corp. have completed a year 2000 compliance review of their products and systems and have made all necessary upgrades to be year 2000 compliant. We are incorporating the SBS products and systems into our continuing year 2000 testing and compliance program.

Contingency plans

     Although we have not found any material year 2000 issues with our products, services or operating systems, or those of third parties with whom we do business, we have developed contingency plans for handling any year 2000 problems that may occur. Our contingency plans include:

     .  accelerated replacement of affected equipment or software;
     . the emergency allocation of personnel and resources to analyze, assess and direct remediation efforts;

     . the use of backup systems, including those that do not rely on computers; and

     .  alternative sources of power and communications.

     It is difficult to estimate the potential expenses involved or delays which may result if we are required to implement our contingency plans to address year 2000 issues.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates. Borrowings under the First Union credit facility accrue interest at a fluctuating rate based either upon the lender's prime rate or LIBOR. Prior to August 6, 1999, we had less than $1.0 million outstanding under the First Union facility and, therefore, were not subject to significant risks from interest rate fluctuations. As of September 30, 1999, we had $31.5 million outstanding under this facility, which significantly increases our risks from interest rate fluctuations. Changes in interest rates which dramatically increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies. Additional loans to Netzee may increase the amount outstanding under this facility.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

     We are not a party to, nor is any of our property subject to, any material legal proceedings, other than routine litigation incidental to its business.

Item 2.    Changes in Securities and Use of Proceeds

     On August 6, 1999, we issued approximately 190,000 shares of our common stock to the three shareholders of SBS Data Services, Inc. in connection with our acquisition of SBS Data. We issued the shares under Rule 506 of Regulation
D. All of the SBS shareholders were accredited investors.

Item 3.    Defaults upon Senior Securities

     None.

Item 4.    Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote by InterCept's security holders during the third quarter ended September 30, 1999.

Item 5.    Other Information

     None.

Item 6.    Exhibits and Reports on Form 8-K

      a)   Exhibits


 Exhibit
   No.    Description
--------- -----------
     2.1 Agreement and Plan of Merger dated August 6, 1999 by and among The InterCept Group, Inc., Zeenet Corporation, SBS Data Services, Inc. and the shareholders of SBS Data Services (incorporated by reference to Exhibit 2.1 of InterCept's Current Report on Form 8-K filed August 20,
          1999).
     2.2 Agreement and Plan of Merger dated August 6, 1999 by and between Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation (incorporated by reference to Exhibit 2.2 of InterCept's Current Report on Form 8-K filed August 20, 1999).
     2.3 Agreement and Plan of Merger dated September 3, 1999 by and between Netzee, Inc. and Direct Access Interactive, Inc. (incorporated by reference to Exhibit 2.1 of InterCept's Current Report on Form 8-K filed September 17, 1999).

     2.4 Agreement and Plan of Merger dated September 3, 1999 by and between Netzee, Inc., Dyad Corporation and certain of the shareholders of Dyad Corporation (incorporated by reference to Exhibit 2.2 of InterCept's Current Report on Form 8-K filed September 17, 1999).
     2.5 Asset Contribution Agreement dated September 3, 1999 by and among The InterCept Group, Inc., Netzee, Inc. and The Bankers Bank, (incorporated by reference to Exhibit 2.3 of InterCept's Current Report on Form 8-K filed September 17, 1999).
     2.6 Asset Contribution Agreement dated September 3, 1999 by and among The InterCept Group, Inc., Netzee, Inc. and TIB The Independent Banker's Bank (incorporated by reference to Exhibit 2.4 of InterCept's Current Report on Form 8-K filed September 17, 1999).
     3.1 Amended and Restated Articles of Incorporation, as deemed filed with the Secretary of the State of Georgia on April 29, 1998 (incorporated by reference to the exhibits to InterCept's Registration Statement on Form 8-A (as amended on October 1, 1999)).
     3.2 Amended and Restated Bylaws (incorporated by reference to the exhibits to InterCept's Registration Statement on Form 8-A (as amended on October 1, 1999)).
     3.3 Amendment to Amended and Restated Bylaws (incorporated by reference to the exhibits to InterCept's Registration Statement on Form 8-A (as amended on October 1, 1999)).
     4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of InterCept.
    10.1 Third Amendment to Loan and Security Agreement and Joinder Agreement dated August 6, 1999 by and among First Union National Bank and The InterCept Group, Inc. and its subsidiaries, (incorporated by reference to Exhibit 10.1 of InterCept's Current Report on Form 8-K filed August 20, 1999).
    27.1 Financial Data Schedule for the three and nine months ended September 30, 1999.

          b)     Reports on Form 8-K

              Form 8-K filed August 20, 1999 as amended on September 30, 1999 and November 8, 1999

                 Reporting under Item 2 that InterCept entered into a merger agreement to acquire SBS Data Services, Inc. and SBS Corporation. Financial statements of SBS Data and SBS Corp., as well as pro forma financial statements of InterCept, were filed with this report.

              Form 8-K filed September 17, 1999

                 Reporting under Item 2 that InterCept established a new wholly-
              owned
              subsidiary, Netzee, Inc. Direct Access Interactive, Inc. (a subsidiary of InterCept) then merged with and into Netzee. Pursuant to an Asset Contribution Agreement between InterCept, Netzee and The Bankers Bank, a Georgia banking corporation ("TBB"), Netzee acquired various assets and assumed certain liabilities related to the Internet banking division of TBB. Pursuant to an Asset Contribution Agreement between InterCept, Netzee and TIB The Independent BankersBank, a Texas banking association ("TIB"), Netzee acquired various assets and assumed certain liabilities related to the Internet banking division of TIB. Pursuant to an Agreement and Plan of Merger by and among Netzee, Dyad Corporation, a Georgia Corporation ("Dyad"), and certain shareholders of Dyad, Dyad merged with and into Netzee. Financial statements of The Bankers Bank, TIB The Independent BankersBank and Dyad, as well as pro forma financial statements of InterCept, were filed with this report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE INTERCEPT GROUP, INC.



November 12, 1999           /s/ John W. Collins
------------------          -------------------
Date                        John W. Collins
                            Chairman of the Board and Chief Executive Officer
                            (principal executive officer)


November 12, 1999           /s/ Scott R. Meyerhoff
------------------          ----------------------
Date                        Scott R. Meyerhoff
                            Chief Financial Officer
                            (principal financial and accounting officer)

                                 EXHIBIT INDEX

Exhibit
  No.     Description
--------  -----------

     2.1 Agreement and Plan of Merger dated August 6, 1999 by and among The InterCept Group, Inc., Zeenet Corporation, SBS Data Services, Inc. and the shareholders of SBS Data Services (incorporated by reference to Exhibit 2.1 of InterCept's Current Report on Form 8-K filed August 20,
          1999).
     2.2 Agreement and Plan of Merger dated August 6, 1999 by and between Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation (incorporated by reference to Exhibit 2.2 of InterCept's Current Report on Form 8-K filed August 20, 1999).
     2.3 Agreement and Plan of Merger dated September 3, 1999 by and between Netzee, Inc. and Direct Access Interactive, Inc. (incorporated by reference to Exhibit 2.1 of InterCept's Current Report on Form 8-K filed September 17, 1999).
     2.4 Agreement and Plan of Merger dated September 3, 1999 by and between Netzee, Inc., Dyad Corporation and certain of the shareholders of Dyad Corporation (incorporated by reference to Exhibit 2.2 of InterCept's Current Report on Form 8-K filed September 17, 1999).
     2.5 Asset Contribution Agreement dated September 3, 1999 by and among The InterCept Group, Inc., Netzee, Inc. and The Bankers Bank, (incorporated by reference to Exhibit 2.3 of InterCept's Current Report on Form 8-K filed September 17, 1999).
     2.6 Asset Contribution Agreement dated September 3, 1999 by and among The InterCept Group, Inc., Netzee, Inc. and TIB The Independent Banker's Bank (incorporated by reference to Exhibit 2.4 of InterCept's Current Report on Form 8-K filed September 17, 1999).
     3.1 Amended and Restated Articles of Incorporation, as deemed filed with the Secretary of the State of Georgia on April 29, 1998 (incorporated by reference to the exhibits to InterCept's Registration Statement on Form 8-A (as amended on October 1, 1999)).
     3.2 Amended and Restated Bylaws (incorporated by reference to the exhibits to InterCept's Registration Statement on Form 8-A (as amended on October 1, 1999)).
     3.3 Amendment to Amended and Restated Bylaws (incorporated by reference to the exhibits to InterCept's Registration Statement on Form 8-A (as amended on October 1, 1999)).
     4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of InterCept.

    10.1 Third Amendment to Loan and Security Agreement and Joinder Agreement dated August 6, 1999 by and among First Union National Bank and The InterCept Group, Inc. and its subsidiaries, (incorporated by reference to Exhibit 10.1 of InterCept's Current Report on Form 8-K filed August 20, 1999).
    27.1 Financial Data Schedule for the three and nine months ended September 30, 1999.