Form 10-K405
period 1999-12-31
INTERCEPT GROUP INC
filed 2000-03-30
CIK 1054930

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

                        COMMISSION FILE NUMBER: 01-14213

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

                                NONE                                                  NONE
                          (Title of class)                         (Name of each exchange on which registered)

     Securities registered pursuant to Section 12(g) of the Act:


                           COMMON STOCK, NO PAR VALUE
                              (Title of each class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 20 2000, as reported on the Nasdaq Stock Market's National Market, was approximately $216,007,828. As of March 20, 2000, the Registrant had outstanding 12,783,167 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR THE REGISTRANT'S 2000 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 15, 2000 ARE INCORPORATED BY REFERENCE IN PART III OF THIS ANNUAL REPORT. PORTIONS OF THE REGISTRANT'S PROSPECTUS FILED PURSUANT TO RULE 424(b) CONTAINED IN THE REGISTRATION STATEMENT ON FORM S-3 (NO. 333-94511) AS DECLARED EFFECTIVE BY THE SEC ON FEBRUARY 15, 2000 ARE INCORPORATED BY REFERENCE IN PARTS I AND II OF THIS ANNUAL REPORT.

                               INDEX OF FORM 10-K

                                                                                                               Page
PART I

Item 1.           Business........................................................................................1

Item 2.           Properties.....................................................................................15

Item 3.           Legal Proceedings..............................................................................15

Item 4.           Submission of Matters to a Vote of Security Holders............................................15

PART II

Item 5.           Market for Registrant's Common Equity and Related Shareholder Matters..........................16

Item 6.           Selected Financial Data........................................................................17

Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..................................................................................18

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.....................................25

Item 8.           Consolidated Financial Statements and Supplementary Data.......................................25

Item 9.           Changes and Disagreements with Accountants in Accounting and
                  Financial Disclosure...........................................................................26

PART III

Item 10.          Directors and Executive Officers of the Registrant.............................................26

Item 11.          Executive Compensation.........................................................................26

Item 12.          Security Ownership of Certain Beneficial Owners and Management.................................26

Item 13.          Certain Relationships and Related Transactions.................................................26

PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................................26

                                     PART I

ITEM 1.       BUSINESS

         THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS ANNUAL REPORT AND INCLUDE ALL STATEMENTS THAT ARE NOT STATEMENTS OF HISTORICAL FACT REGARDING THE INTENT, BELIEF OR EXPECTATIONS OF INTERCEPT AND ITS MANAGEMENT. THESE STATEMENTS ARE BASED UPON A NUMBER OF ASSUMPTIONS AND ESTIMATES WHICH ARE SUBJECT TO SIGNIFICANT UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL. WORDS SUCH AS "MAY," "WOULD," "COULD," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "INTEND," "PLAN," AND "ESTIMATE" ARE MEANT TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO: OUR ABILITY TO ACHIEVE OR MAINTAIN GROWTH AND EXECUTE OUR BUSINESS STRATEGY SUCCESSFULLY; RISKS ASSOCIATED WITH OUR OWNERSHIP OF A SIGNIFICANT AMOUNT OF THE COMMON STOCK OF NETZEE, INC.; WHETHER WE CAN SUCCESSFULLY LOCATE, ACQUIRE AND INTEGRATE NEW BUSINESSES AND PRODUCTS; CUSTOMER ATTRITION; INCREASED COMPETITION; POSSIBLE SYSTEM FAILURES AND RAPID CHANGES IN TECHNOLOGY; AND OTHER FACTORS DISCUSSED IN THIS ANNUAL REPORT AND IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR REGISTRATION STATEMENT ON FORM S-3 (NO. 333-94511) AS DECLARED EFFECTIVE BY THE SEC ON FEBRUARY 15, 2000 AND THE "RISK FACTORS" SECTION THEREIN.

OVERVIEW

         We are a single-source provider of a broad range of technologies, products and services that work together to meet the electronic commerce and operating needs of financial institutions. We focus on serving financial institutions in the U.S. with assets of less than $500 million, which we refer to as community financial institutions. Over 1,400 of these community financial institutions have contracted with us for one or more of our technologies, products and services, which include:

         ELECTRONIC FUNDS TRANSFER. Electronic funds transfer, or EFT, transactions include ATM withdrawals, balance inquiries and transfers, and debit card transactions. We process a variety of EFT transactions online through national and regional electronic networks, including CIRRUS(R), PLUS(R), STAR(TM) and PULSE(TM). We also offer InterCept SwitchTM, a growing ATM network used by community financial institutions to offer their customers access to ATMs owned by other community banks free of charge.

         CORE DATA PROCESSING. We supply the software systems and services needed to meet our customers' core data processing requirements, including general ledger, loan and deposit operations, financial accounting and reporting, and customer information file maintenance. Many of our customers install our client/server software system, PC BancPAC(TM), in-house to perform these core data processing functions for themselves, and others outsource their core processing needs to our service bureau operations. We also provide item processing services, such as statement preparation and encoding of checks.

         CHECK IMAGING. Check imaging involves creating computerized images of checks, deposit slips and related paper documents for electronic storage and retrieval. We offer check imaging products and services on both an in-house and service bureau basis to reduce the labor and costs associated with traditional check processing.

         DATA COMMUNICATIONS MANAGEMENT. We provide efficient, reliable and secure solutions for the data communications needs of our customers and maintain nationwide data communications coverage. We operate a frame relay network, which serves as the principal conduit through which we deliver our EFT and other electronic commerce technologies, products and services to our customers. We also provide internet services, like web hosting and email services, over our frame relay network.

         INTERNET BANKING. Through our affiliate, Netzee, Inc., we offer internet and telephone banking products and services as part of our strategy to provide comprehensive electronic commerce and operating capabilities to our customers.

         We were incorporated in Georgia on April 30, 1996. Our principal executive offices are located at 3150 Holcomb Bridge Road, Suite 200, Norcross, Georgia 30071, and our telephone number is (770) 248-9600. Our corporate website address is www.intercept.net. We are not incorporating the information on our website into this Annual Report, and we do not intend to make our website a part of this Annual Report.

OUR INDUSTRY

         According to a recent industry survey by Grant Thornton LLP, 93% of community financial institutions believe employing technology is the most important issue to their continued success. Community financial institutions often have limited resources and are under pressure to control their operating costs. By using third-party providers like us for their electronic commerce and operating needs, we believe community financial institutions can reduce their overhead and gain access to advanced technologies and services they otherwise might not be able to afford.

         Electronic commerce involves transacting business through the use of telecommunications networks and computer systems that transmit and process commercial information and business documents electronically. Electronic commerce for the financial services industry includes value-added electronic funds transfer, or EFT, services such as ATM and debit card services, remote banking and universal access to funds. Electronic commerce is an important part of an overall technology solution, which also includes core processing, check imaging, data communications and internet banking products and services, that community financial institutions need in order to offer their customers the same products and services provided by larger financial institutions.

         Consolidation in the financial services industry has resulted in larger financial institutions that mass market their products and services to potential customers. We believe that community financial institutions can compete with these larger banks and succeed as independent institutions by remaining focused on serving the needs of the communities in which they operate. In order to succeed, we believe community financial institutions will need to:

         o implement advanced technologies for their customers and use advanced technologies in their own operations;

         o obtain and offer new products and services to their customers quickly;

         o focus on their primary products and services in order to build strong customer relationships;

         o control their costs and improve their operating efficiency without passing additional costs on to their customers; and

         o   process and transmit large amounts of data to multiple locations.

OUR SOLUTION

         Our comprehensive and flexible suite of integrated technologies, products and services allows us to act as a single-source provider for the technology and operating needs of community financial institutions and help these financial institutions:

         IMPLEMENT ADVANCED TECHNOLOGIES. Community financial institutions generally lack sufficient capital and human resources to implement the latest technological advancements available in the financial services industry. We offer advanced technologies, including EFT services, core data processing, check imaging software, and data communications products and services, as well as our own ATM network, that community financial institutions need to run their business in today's competitive marketplace. We continue to enhance and expand our technologies, products and services, and they are integrated so they work together to provide a complete technology solution for community financial institutions.

         RAPIDLY DEPLOY NEW PRODUCTS AND SERVICES. Once a community financial institution is set up on our network, we can quickly add new applications with minimal effort. This allows our customers to quickly deploy new products and services to their customers and help them generate additional revenues while controlling the expenses associated with new products and services.

         FOCUS ON OFFERING THEIR PRIMARY PRODUCTS AND SERVICES. We offer a broad array of technologies, products and services that allow our customers to stay focused on their primary business while still meeting the demands of their customers for the latest financial products and services.

         IMPROVE OPERATING EFFICIENCIES. By taking advantage of our technology and operating solutions, our customers can improve their operating efficiencies without committing the expenses and resources necessary to develop or maintain similar systems in-house. For example, our community financial institutions get the benefit of access to PC BancPAC and our communications network without having to maintain personnel to develop, update and run these systems and without having to make large up-front capital expenditures to implement these advanced technologies. In addition, we offer our products and services on a service bureau basis which allows financial institutions to outsource their technology and operating needs to further improve their operating efficiency.

         SECURELY PROCESS AND TRANSMIT LARGE AMOUNTS OF INFORMATION. Our data communications network and services facilitate the rapid and secure transmission and processing of the large amounts of sensitive financial data used in our customers' operations. Our network implements the fiber optic networks of some of the largest telecommunications providers, and we link our network to our customers' operations with high-capacity communications lines. This ensures that our network will support the rapid processing and transmission of electronic data required to support our customers' electronic commerce operations.

OUR STRATEGIES

         Our goal is to become the leading provider of products and services for the technology and operating needs of community financial institutions in the United States by:

         CROSS-MARKETING OUR PRODUCTS AND SERVICES TO OUR EXISTING CUSTOMER BASE. Once a customer contracts for one or more of our products or services, we strive to develop and expand our relationship by cross-marketing our other products and services to that customer. As that relationship continues, we are often able to increase revenues from our existing customer base with minimal additional expense by providing multiple products and services to customers already using our network and systems. Because most of our products and services require the payment of ongoing monthly charges, we are able to increase our recurring revenues by enhancing and increasing the use of our various products and services by cross-marketing to our customers.

         EXPANDING OUR SALES FORCE AND OUR STRATEGIC MARKETING RELATIONSHIPS. We plan to expand our customer base and penetrate new geographic markets by hiring sales personnel who are knowledgeable in electronic commerce products and services or have experience working with community financial institutions. We also intend to leverage our relationships with banking organizations such as bankers' banks. Bankers' banks are local or regional business organizations that provide banking products and services for financial institutions who cannot efficiently offer them due to cost, location, lack of resources or other circumstances. In addition, bankers' banks provide financial support to financial institutions and offer business advice with respect to various critical areas such as operations, profitability and federal and state regulation. We have exclusive contractual relationships with 8 of the 18 bankers' banks in the United States. We also have relationships with three additional bankers' banks, as well as other banking related organizations, which we leverage in our sales and marketing efforts. Our relationships with 11 of the 18 bankers' banks gives us access to more than 5,000 financial institutions in the United States.

         We believe that the close nature of the relationships between bankers' banks and community financial institutions described above makes our alliances with bankers' banks an important part of our marketing strategy. We intend to use our expanded sales force to continue marketing our products and services directly to community financial institutions and to enhance our indirect marketing efforts by developing additional strategic marketing relationships with bankers' banks and various other business organizations.

         ACQUIRING BUSINESSES WITH COMPLEMENTARY TECHNOLOGIES, PRODUCTS OR SERVICES THAT WILL ENHANCE AND EXPAND OUR SOLUTIONS, INCREASE OUR MARKET SHARE OR EXPAND OUR GEOGRAPHIC PRESENCE. Since our incorporation in 1996, we have grown in part through acquisitions of other businesses and technologies. We intend to continue to acquire other companies with complementary technologies or services that will enhance and expand our products and services and increase our market share. We also plan to continue our geographic expansion nationally through the acquisition of businesses that operate in areas in which we do not currently have operations.

         INCREASING OUR DATA COMMUNICATIONS MANAGEMENT SERVICES TO OPTIMIZE OUR FRAME RELAY NETWORK. We intend to increase our data communications management services by offering customized, cost-competitive telecommunications connectivity to our customers and managing their data traffic in a reliable and secure manner across our frame relay network. We believe that our network is one of the largest private frame relay networks in the southeastern United States. Our network allows us to support our customers' existing applications and easily add new products and services to our existing infrastructure with minimal cost and effort. We have upgraded our processing and switching equipment and telecommunications lines to improve the speed and efficiency of transaction processing across our networks. We intend to expand use of the frame relay network by selling additional communications services to our customers and by extending the frame relay network into new geographic areas as business warrants.

         CONTINUING TO EXPAND AND ENHANCE OUR PRODUCTS AND SERVICES. We have devoted and will continue to devote resources to expanding and improving our products and services. For example, we recently received certification as a CLEC in Alabama, Florida and Georgia and as an IXC in Alabama and Florida. Our certification for approval as an IXC in Georgia is currently pending.

These certifications will enable us to offer telecommunications services to our customers and to potentially reduce our operating costs. We plan to continue to combine our electronic commerce and other operating solutions with sophisticated technology to help our financial institution customers remain competitive with larger financial service providers.

OUR TECHNOLOGIES, PRODUCTS AND SERVICES

         ELECTRONIC FUNDS TRANSFER

         We believe that increased use and acceptance of ATM and debit cards, coupled with technological advances in electronic transaction processing, have created a need for financial service providers to offer a wide variety of EFT solutions to their customers. By aggregating the EFT transaction processing of numerous financial institutions, third party processors like us create economies of scale, which allows them to price their services competitively.

         Our EFT products and services include:

---------------------------------------- ----------------------------------------------------------------------------------
CATEGORY                                                                    DESCRIPTION
---------------------------------------- ----------------------------------------------------------------------------------
EFT transaction processing               o     Online processing of EFT transactions initiated by a consumer at a terminal, such as ATM and debit card transactions, including
                                               MasterMoney(TM) and VISA(R) Check cards

                                         o     Encompasses multiple transactions, including cash withdrawals, transfers and balance inquiries

                                         o     Network connections to most regional and all national ATM and other debit card networks, including STAR(TM), PULSE(TM), Cirrus(R),
                                               PLUS(R), Maestro(R) and INTERLINK(R)

                                         o     Card-issue-only program, which gives banks the option to offer
                                               ATM services to their customers without the expense of purchasing and maintaining a complete ATM system

                                         o     Receive a base fee for providing ATM processing services and an additional fee for each ATM serviced. Additional fees received once the number of monthly transactions exceeds established maximums, typically between 2,000 and 3,000 transactions

                                         o     Approximately 450 customers as of December 31, 1999
---------------------------------------- ----------------------------------------------------------------------------------
InterCept Switch(TM)                     o     Helps our customers keep consumers who may be drawn to larger
The Surcharge-Free Network(TM)                 financial institutions with a greater number of surcharge-free ATMs

                                         o     Allows our customers to waive ATM surcharges for customers of
                                               InterCept Switch members, while retaining the ability to
                                               surcharge non-member customers who use their ATMs

                                         o     Included approximately 180 active member institutions representing over 350 ATMs in 12 states at December 31, 1999

---------------------------------------- ---------------------------------------

         The typical ATM transaction that we process begins when a cardholder inserts a card issued by a financial institution into an ATM to withdraw funds, obtain a balance, make other account inquiries or transfer funds. The transaction is routed from the ATM across our frame relay network to our data communications and processing center in Norcross, Georgia. We then either (a) authorize or deny the requested transaction or (b) direct the transaction to the card issuer or its designated processor for authorization. Once authorization is received, the authorization message is routed back to the ATM almost immediately and the transaction is completed. We update the account information of our customers' cardholders on a daily basis.

         The debit card transaction process begins when a consumer presents a debit card to a merchant who "swipes" the card at a point of sale terminal and enters the transaction amount. The transaction data is transmitted from the point of sale terminal through the applicable credit and debit processing networks to our frame relay network. The data is then routed across our network to our data communications and processing center in Norcross, Georgia. We then
(a) compare the purchase transaction against the authorization data accessed through our system, (b) place a hold for the transaction amount, (c) authorize the transaction and (d) transmit the authorization response almost immediately back through the network to the point of sale terminal. The appropriate processing network settles the payment and credits the merchant with the transaction amount less any discounts. The merchant delivers final transaction information to the credit processing network and the network submits the transaction to us, which facilitates posting and reporting of the transaction with the issuing bank. To complete the transaction, the issuing bank debits its customer's account for the transaction amount.

         For point of sale services, we generally receive a portion of the interchange fees charged by our bank customers that issue debit cards. We may charge a monthly fee if our customers do not meet a certain minimum dollar amount of transactions for a particular month. Our other EFT service contracts generally provide for an initial term of three to five years and automatically renew for similar terms unless notice of non-renewal is given prior to expiration. Most charges due under these agreements are paid monthly.

         CORE PROCESSING

         Changing technologies, business practices and financial products have resulted in issues of compatibility, scalability and increased complexity for the software used in many financial institutions. The technology surrounding the transmission, storage and retrieval of massive amounts of data has further increased the complexity of data processing for financial institutions. Older systems may not offer the advanced technological capabilities provided by newer systems. As a result, we believe that financial institutions are demanding more complete and flexible core data processing software, as well as complementary products and services.

         Our core processing software and complementary products and services include:

---------------------------------------- ----------------------------------------------------------------------------------
CATEGORY                                                                    DESCRIPTION
---------------------------------------- ----------------------------------------------------------------------------------
PC BancPAC(TM)                           o     Client/server enterprise software system that consists of a series of integrated software products

                                         o     Client/server computing--using personal computers as workstations
                                               (the "client") and connecting them via a network to another personal computer containing the database (the "server")--offers fast and easy processing on economical computer hardware

                                         o     Satisfies our customers' core processing requirements including general ledger, customer information file maintenance, loan and

---------------------------------------- ----------------------------------------------------------------------------------
CATEGORY                                                                    DESCRIPTION
---------------------------------------- ----------------------------------------------------------------------------------
                                               deposit processing, and financial accounting and reporting

                                         o     Available for in-house use as well as through our service bureau operations (described below)

                                         o     Operates in a Windows NT environment

                                         o     Provides superior flexibility and improves customer service throughout the financial institution

                                         o     Used in-house by approximately 10 customers as of December 31, 1999
--------------------------------------------------------------------------------------------------------------------------
 Service bureau                          o     Allows customers to focus on core competencies by outsourcing their core processing needs to us

                                         o     Gives customers access to our processing systems without the expense of maintaining in-house processing operations

                                         o     Services are conducted over our frame relay network and are coordinated through four host data centers located in Alabama,
                                               Colorado, Georgia and Tennessee

                                         o     Each processing center serves as a back-up facility in the event another center experiences a natural disaster, destruction or other similar event which eliminates or diminishes its processing capabilities

                                         o     Item processing and back office services like proofing and encoding of checks, bulk filing and statement preparation are also available

                                         o     Item processing conducted from ten service centers in six states

                                         o     Provided core data processing services to over 130 financial institutions as of December 31, 1999
---------------------------------------- ----------------------------------------------------------------------------------
 Ancillary products and services         o     Include loan document tracking software, teller software, check printing software and optical disk storage
---------------------------------------- ----------------------------------------------------------------------------------

         CHECK IMAGING

         Check imaging involves creating digital images through the use of a camera attached to a sorter. As an item passes through the sorter, its individual picture is taken. Multiple item images are printed on a single page for inclusion in monthly statements to reduce postage costs when mailing to the banks' customers. Automated electronic sorting of digital images allows bank employees to retrieve checks on personal computers, facilitates signature verification and speeds responses to customer inquiries.

         Increased electronic commerce activity and changing banking practices have created a demand for faster, more efficient electronic handling of bank documents, including checks and other documents. The need to reduce labor, research time and the cost of postage has increased the demand for check imaging solutions on both an in-house as well as service bureau basis. We believe that financial institutions will continue to employ check imaging as part of their efforts to reduce operating costs and provide enhanced banking services to their customers.

         Our check imaging capabilities include:

---------------------------------------- ----------------------------------------------------------------------------------
CATEGORY                                                                    DESCRIPTION
---------------------------------------- ----------------------------------------------------------------------------------
Renaissance(TM)                          o  Proprietary check imaging software used in-house by our customers

                                         o  Allows customers to control the imaging process without paying recurring monthly fees

                                         o  Licensed to approximately 65 customers at December 31, 1999
---------------------------------------- ----------------------------------------------------------------------------------
Service bureau                           o  Turnkey outsourced solution for check imaging that provides our customers the ability to offer check imaging without a large capital expenditure

                                         o  Nine check imaging centers located in five states

                                         o  Provided service bureau check imaging to approximately 75 customers at December 31, 1999
---------------------------------------- ----------------------------------------------------------------------------------

         DATA COMMUNICATIONS MANAGEMENT

         We believe that the growth in the number and types of communications devices used in electronic commerce has created a large market for data communications management, transaction processing and information exchange services. Key elements of our data communications management solutions include:

---------------------------------------- ----------------------------------------------------------------------------------
CATEGORY                                                                    DESCRIPTION
---------------------------------------- ----------------------------------------------------------------------------------
Communication services                   o    Serve as single point of contact for customers' communication needs

                                         o    Design and manage various local and wide area communications networks for our customers

                                         o    Offer a full line of communications services, including end-to-end management of equipment, local lines and long distance

                                         o    Provide internet services, including web hosting and email services, to the desktop of our customers' personnel across our frame relay network

                                         o    Ability to support customers' existing applications and easily
                                              add new products and services to   existing infrastructure with
                                              minimal cost and effort

                                         o    Provided communications services to approximately 480 customers at December 31, 1999
---------------------------------------- ----------------------------------------------------------------------------------
Frame relay network                      o    Accommodates data transmissions of various sizes and is protocol independent - not only can any set of data be accepted, switched and transported across a network, but the specific data is undisturbed in the process

                                         o    Provides efficient switching capabilities for transferring information across the network, resulting in rapid response time and secure and

---------------------------------------- ----------------------------------------------------------------------------------
CATEGORY                                                                    DESCRIPTION
---------------------------------------- ----------------------------------------------------------------------------------
                                               reliable transmission and processing of transactions

                                         o     Uses the fiber optic networks of MCI Worldcom and BellSouth
                                               Telecommunications to provide the capacity, or bandwidth, capable of supporting our transaction-intensive services

                                         o     Linked to our customers' operations by communication lines that can handle large amounts of data traffic to ensure adequate bandwidth for rapid processing of electronically transmitted data

                                         o     Monitored and maintained 24 hours a day, 7 days a week from a central location in Norcross, Georgia
---------------------------------------- ----------------------------------------------------------------------------------
Competitive local exchange               o     Certified during the second half of 1999 as a CLEC and an IXC in
carrier, or CLEC                               Alabama and Florida and in 2000 as a CLEC in Georgia

                                         o     Will allow us to offer local and long distance communications
Long distance carrier, or IXC                  services to our customers

                                         o     We can purchase for resale all tariffed products and services offered by the Regional Bell Operating Companies and long
                                               distance carriers at wholesale prices, without having to spend the significant capital required to install our own network infrastructure
---------------------------------------- ----------------------------------------------------------------------------------

         We recently received certification as a CLEC in Alabama, Florida and Georgia and as an IXC in Alabama and Florida. Our Certification for approval as an IXC in Georgia is currently pending. We have negotiated an interconnection/resale agreement with BellSouth Telecommunications Inc., a RBOC, but have not yet done so with an IXC. The BellSouth interconnection/resale agreement has been filed with the public utility commissions in Alabama, Florida and Georgia and has been approved by those states.

         Our ability to succeed as a CLEC or an IXC will be subject to a number of factors, including:

         o    our ability to market the new services to our customers;

         o the willingness of our customers to use a non-traditional provider for their telecommunications services;

         o our ability to implement the necessary billing and collection systems for these services;

         o competition from RBOCs such as BellSouth, from IXCs such as AT&T Corp. or MCI WorldCom, Inc., and from other CLECs;

         o our ability to obtain the services, equipment and facilities that we need to serve as a CLEC or IXC; and

         o the performance of other carriers from whom we purchase services for resale.

         If we are unsuccessful in operating as a CLEC or an IXC, our ability to control our operating costs would be harmed and we would not receive the benefits of the costs we have incurred in our efforts to become both a CLEC and an IXC.

         In addition to obtaining state CLEC and IXC certifications, we are also required to obtain authorization from the Federal Communications Commission to offer international telecommunications services. We are also required to file with the FCC and with various state public utility commissions tariffs describing the rates, terms and conditions of our services and to comply with local license or permit requirements relating to installation and operation of our network. We have incurred some costs in attempting to become a CLEC and IXC and expect to incur significant costs in maintaining that status. Any of the following could have a material adverse effect on our operations as a CLEC or an IXC:

         o    failure to maintain proper federal and state tariffs;

         o    failure to maintain proper federal or state certifications;

         o failure to comply with federal, state or local laws or regulations;

         o    failure to obtain and maintain required licenses and permits;

         o    changes in the laws applicable to CLECs or IXCs; and

         o burdensome federal, state or local regulations, license or permit requirements.

         INTERNET BANKING

         In March 1999 we acquired internet banking and voice response products and began marketing these products to our customers as part of our package of electronic commerce products and services. In August 1999, we acquired SBS Corporation, an Alabama-based provider of internet and telephone banking technologies and services to community financial institutions nationwide. In September 1999, we completed several other business combinations, the result of which was the creation of Netzee, Inc., an internet banking and technology company in which we owned approximately 37% as of December 31, 1999. For more information about these transactions, see "Business - Our Acquisitions" and "Business - Our Relationship with Netzee, Inc." Through our relationship with Netzee, we offer leading internet and telephone banking products and services as part of our strategy to provide superior electronic commerce and operating capabilities to our customers.

         ANCILLARY PRODUCTS AND SERVICES

         To complement the products and services described above, we provide a variety of ancillary products and services. These include (a) maintenance and technical support services and (b) specialized equipment including ATMs, proof machines, teller equipment, vaults and other bank security equipment. We provide ATM and various other banking equipment and maintenance services to approximately 200 customers at December 31, 1999. Where applicable, we enter into standard ATM and other equipment maintenance contracts with our customers that generally provide for a term of between one and three years. Most of these contracts automatically renew for varying periods at the end of the initial or any renewal term unless either party elects to cancel the agreement 180 days prior to its expiration.

         We also provide merchant portfolio management services, which are designed to reduce labor intensive back-office functions for our customers. We can provide these services at a lower cost than many banks incur in-house by streamlining processes and taking advantage of economies of scale.

         Our customer service and technical support departments provide coverage 24 hours a day, 7 days a week. We believe that well-trained support personnel are essential to attract and retain financial institution customers. Our trained customer service and technical support personnel enhance our ability to offer reliable, secure and automated solutions. Our customer service departments are responsible for educating and assisting our customers in the use of our services and for resolving billing related issues. Our technical support group is generally responsible for consulting with our customers regarding technical issues and for solving any technical problems brought to their attention by our customer service department. Our technical support department is also responsible for maintaining our backup systems and for coordinating the disaster recovery services maintained by some of our information processing customers.

         OUR ACQUISITIONS

         Since January 1, 1999, we have completed the following transactions:

---------------------------------------- ----------------------------------------------------------------------------------
DATE OF TRANSACTION                                                         DESCRIPTION
---------------------------------------- ----------------------------------------------------------------------------------
January 1999                               The purchase of some of the assets and liabilities of Eastern Software, Inc., the developer of a loan document and portfolio tracking software located in
                                           Georgia
---------------------------------------- ----------------------------------------------------------------------------------
March 1999                                 A merger with Direct Access Interactive, Inc., a provider of internet and telephone banking software and services located in Tennessee
---------------------------------------- ----------------------------------------------------------------------------------
May 1999                                   A merger with L.E. Vickers & Associates, Inc. and Data Equipment Services,
                                           Inc., two related Tennessee-based providers of core data processing, item capture, check imaging, equipment and maintenance products and services
---------------------------------------- ----------------------------------------------------------------------------------
August 1999                                A merger with SBS Corporation and SBS Data Services, Inc., two related
                                           Alabama-based providers of software systems and services, including internet banking, core data processing, check imaging, telephone banking and optical storage products
---------------------------------------- ----------------------------------------------------------------------------------
February 2000                              The purchase of some of the assets and liabilities of the Dallas, Texas item processing center of TIB The Independent BankersBank
---------------------------------------- ----------------------------------------------------------------------------------
March 2000                                 The purchase of some of the assets and liabilities of the Tampa, Florida item processing center of M&I Data Services
---------------------------------------- ----------------------------------------------------------------------------------

OUR RELATIONSHIP WITH NETZEE, INC.

         As noted above, on August 6, 1999, we acquired SBS Corp. and SBS Data
Services, Inc., two affiliated Alabama corporations that provided internet and telephone banking, core data processing, check imaging and optical storage products and services to community financial institutions. We issued approximately 192,000 shares of our common stock to the SBS Data shareholders in connection with our acquisition of that company and its core data processing operations. At the same time, our wholly-owned subsidiary, Direct Access, Inc., merged with SBS Corp.
and paid approximately $16.6 million in cash and issued 2,600,000 shares of Direct Access common stock to the former shareholders of SBS Corp. Direct Access also repaid approximately $4.9 million in debt owed by SBS Corp. To provide the funds for the SBS Corp. transaction, we borrowed approximately $21.6 million under our line of credit with First Union National Bank and then loaned the funds to Direct Access. After the merger, Direct Access sold all of the assets of SBS Corp., other than its internet and telephone banking assets, to InterCept in exchange for 450,000 shares of Direct Access common stock owned by us.

         In August 1999, we created a wholly-owned subsidiary, Netzee, Inc., and on September 3, 1999, we combined it with:

         o     Direct Access, our internet banking subsidiary;

         o     the internet banking operations of The Bankers Bank and TIB The
               Independent BankersBank;

         o     Call Me Bill, LLC, an electronic bill payment company; and

         o Dyad Corporation, a developer of automated loan origination systems.

         As a result of the issuance of shares of Netzee in connection with these transactions, our ownership in Netzee decreased to approximately 49% as of September 3, 1999. Following these transactions, we deconsolidated Netzee's results of operations from our results of operations. To enable Netzee to complete these transactions, we loaned it approximately $7.3 million. This loan was in addition to the $21.6 million we loaned Netzee, as the successor to Direct Access, in connection with the SBS Corp. merger described above. In
November 1999, Netzee completed its initial public offering of common stock and repaid the amounts it had originally borrowed from us with some of the net proceeds from that offering.

         As of December 31, 1999, we owned approximately 37% of Netzee. Four of our directors also serve as directors of Netzee and one of those directors, Glenn W. Sturm, is the Chief Executive Officer of Netzee. In addition, we maintain a strategic relationship with Netzee to cross-market each other's products and services, which we believe will benefit our business. Our existing and future agreements and relationships with Netzee have not resulted and will not necessarily result from arms-length negotiations. When the interests of Netzee diverge from our interests, Netzee's officers and directors may exercise their influence in Netzee's best interests. Therefore, our agreements and relationships with Netzee may be less favorable to us than those that we could obtain from unaffiliated third parties. Moreover, many of the transactions between us and Netzee do not lend themselves to precise allocations of costs and benefits. Thus, the value of these transactions will be left to the discretion of the parties, who are subject to potentially conflicting interests.


         Our relationship with Netzee presents potential conflicts of interest, which may result in decisions which favor Netzee over our shareholders. Because we and Netzee are both engaged in the sale of electronic commerce products and services to community financial institutions, numerous potential conflicts of interest exist between our companies. We will compete with each other when offering some products and services to potential customers. Our bylaws contain provisions addressing potential conflicts of interest between us and Netzee and the allocation of transactions that, absent such allocation, could constitute corporate opportunities of both companies. Under these provisions, Netzee may take advantage of a corporate opportunity rather than presenting that opportunity to us, absent a clear indication that the opportunity was directed to us rather than to Netzee.

         Because of our significant ownership interest in Netzee, a perception may exist in the market that our stock price is tied closely to the stock price of Netzee. The value of our minority interest in Netzee will be based in part on the fair market value of Netzee's common stock as reported on the Nasdaq
National Market. Some investors may discount the value of our position in Netzee due to the large, illiquid nature of our ownership in Netzee. We believe that Netzee will be valued similarly to other companies with internet-based businesses, and the market values of these companies generally have fluctuated significantly. Therefore, the value of our interest in Netzee and our shareholders' equity could fluctuate significantly, which could cause our stock price to fluctuate significantly as well.

         In addition, because we own a large percentage of Netzee's common stock, we could be subject to various liabilities related to Netzee's business and operations. For example, if Netzee were sued in a lawsuit, we could be named a co-defendant as a result of our ownership interest and relationship with Netzee. Although we do not believe that would be proper cause for us to be liable, any lawsuit in which we are a named defendant could result in large litigation expenses and distract us from running our business while we defend our position.

         We have agreed to provide Netzee with a $15.0 million revolving line of credit. Pending the completion of the line of credit, we entered into a promissory note with Netzee, Inc. on March 24, 2000. The promissory note bears interest at prime plus 2% and accrued interest is payable monthly beginning May
1, 2000. As of March 24, 2000, Netzee had $7.8 million outstanding under the promissory note. If Netzee does not become profitable, it may not be able to repay the loans we have made and may make to it in the future.

SALES AND MARKETING

         At December 31, 1999 our sales force was made up of 26 sales representatives and product specialists who sell all of our products and services to our customers in specified geographic regions. Because they have the ability to sell our full range of products and services, our sales representatives can capitalize on their relationships with the community financial institutions. Although the sales representatives are trained on each product line, we also employ several product specialists who are available to assist the direct salesperson in the specifics of certain technical products. We offer products and services on both a stand-alone basis and in combination with one or more of our products and services.

         Our indirect marketing efforts include obtaining referrals and endorsements from our customers and various banking related organizations. We currently have exclusive marketing agreements with 8 of the 18 bankers' banks and have other relationships with three additional bankers' banks. Through our relationship with these bankers' banks, we have referral sources to thousands of financial institutions nationwide.

EMPLOYEES

         At December 31, 1999, we had 319 full-time employees and 61 part-time employees. Of these employees, 290 worked in operations, 50 in administration and 40 in sales and marketing. None of our employees is represented by a collective bargaining agreement nor have we ever experienced any work stoppage.
We believe that our relationship with our employees is satisfactory.


GOVERNMENT REGULATION


         Our banking customers are subject to the supervision of several state and federal government regulatory agencies. In addition, various federal and state regulatory agencies examine our data processing operations from time to time. These agencies can make findings or recommendations regarding various aspects of our operations, and we generally must follow such recommendations to continue our data processing operations.

         Our ATM network operations are subject to federal regulations governing consumers' rights. Fees charged by ATM owners are currently regulated in several states, and legislation regulating ATM fees has been proposed in several other states. Additional legislation may be proposed and enacted in the future or existing consumer protection laws may be expanded to apply to ATM fees. If the number of ATMs decreases, then our EFT revenues may decline. Furthermore, we are subject to the regulations and policies of various ATM and debit card associations and networks.

         As a transaction processing company, we may be subject to state taxation of certain portions of the fees charged for our services. Application of this tax is an emerging issue in the industry, and the states have not yet adopted uniform guidelines implementing these regulations.

COMPETITION

         The market for companies that provide technology solutions to community financial institutions is intensely competitive and highly fragmented, and we expect increased competition from both existing competitors and companies that enter our existing or future markets. Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than we do. The principal competitive factors affecting the market for our services include price, quality and reliability of service, degree of service integration, ease of use and service features.

         Numerous companies supply competing products and services, and many of these companies specialize in one or more of the services that we offer or intend to offer to our customers. Our principal EFT competitors include regional
ATM networks, regional and local banks that perform processing functions, non-bank processors and other independent electronic commerce and data communications organizations. In our core banking and data processing business, we compete with several national and regional companies.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         None of our technology is currently patented. Instead, we rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary technology.
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We cannot assure you that the steps we have taken will adequately protect our proprietary rights or that our competitors will not independently develop similar technology.

FACILITIES

         Our principal office consists of 30,329 square feet of leased space located in Norcross, Georgia. We lease two additional offices in Norcross that are used for item processing and operations. We lease two offices in Birmingham, Alabama that are used for item processing and operations. We own a facility in




Thomson, Georgia that is used as a data and item processing center for our service bureau operations. We also lease additional facilities in the following locations in connection with our data and item processing operations: Colorado
Springs, Colorado; Jacksonville and Miami, Florida; Cookeville, White Pine and
Nashville, Tennessee; Jonesboro, Arkansas; and Dallas, Texas. We lease office space in New Jersey, primarily to support our sales and marketing efforts in this area. We believe our facilities are adequate for our needs and do not anticipate any material difficulty in replacing such facilities or securing facilities for new offices.


ITEM 2.       PROPERTIES

         See the information provided in Item 1 above entitled "Business -
Facilities" for information with respect to the location and general character of our facilities.


ITEM 3.       LEGAL PROCEEDINGS

         Except as described below, we are not a party to, and none of our material properties is subject to, any material litigation other than routine litigation incidental to our business. In connection with an acquisition that we completed in 1999, a licensor of a core processing product to the company we acquired has claimed that its license agreement was breached by the acquisition.
The company that we acquired uses the disputed software to service approximately
50 customers under written agreements we now have with those customers. The owner of the software demanded arbitration and is claiming that it should be entitled to unspecified damages in excess of $50,000, termination of the license agreement, interest on its damages and reimbursement of its fees and costs. The arbitration is currently proceeding before the American Arbitration Association.
We intend to vigorously defend these claims. However, if we do not prevail we could be required to pay a material amount in damages. If we lose all or a significant number of the customers that currently use the software or are required to pay large amounts of damages, it could have a material adverse effect on our revenues and profits.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 1999.





                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

         From our initial public offering in June 1998 until March 26, 1999, our common stock traded on the American Stock Exchange under the symbol "ICG." Since
March 29, 1999 our common stock has been quoted on the Nasdaq National Market under the symbol "ICPT." As of March 20, 2000, we had approximately 83 holders of record of our common stock, representing approximately 3,088 beneficial owners.

         The table below sets forth for the periods indicated the high and low sales prices of our common stock as reported by the American Stock Exchange and the Nasdaq National Market, as the case may be.


                                                             PRICE RANGE
                                                        HIGH             LOW
                                                   ------------- ---------------
YEAR ENDED DECEMBER 31, 1998:
   Second Quarter (beginning June 9, 1998)         $     7 3/8      $    7
   Third Quarter                                         8 3/8           5
   Fourth Quarter                                        7 3/4           4 1/2

YEAR ENDED DECEMBER 31, 1999:
   First Quarter                                   $     10 1/4     $    7 1/16
   Second Quarter                                        17 3/8          8
   Third Quarter                                         30 1/8         14
   Fourth Quarter                                        31 1/4         12 1/2



We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Our line of credit from First Union National Bank prohibits us from paying cash dividends without the consent of First Union.

ITEM 6.  SELECTED FINANCIAL DATA

         You should read the following data along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes. We derived this financial data from our consolidated financial statements, which have been audited by Arthur Andersen LLP, our independent public accountants. Equity in loss of affiliate represents our share of the reduction in equity, as a result of losses, of Netzee. Minority interest in (income) loss of consolidated subsidiary represents the minority shareholder's 33.3% share of the equity and earnings of ProImage, Inc., a corporation that provides check imaging services, of which we own 66.7%. This financial data includes the results of operations of other companies we have acquired. Please see Note 3 in the notes to our financial statements for a discussion of the acquisitions we have made.

                                                                                    YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------------------------
                                            1995              1996              1997             1998              1999
                                       --------------    -------------     -------------    -------------     -------------
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues............................         $   8,223       $  14,511         $  23,260       $   28,902         $  47,221
Costs of services...................             4,607           7,859            10,223           12,031            18,500
Selling, general and administrative
  expenses..........................             2,213           6,852            10,105           11,222            18,241
Depreciation and amortization.......               242             351             1,323            1,337             4,165
Loss on impairment of intangibles...                 0               0               728                0
Writeoff of purchased research and
  development costs.................                 0             810                 0                0                 0
                                             ---------       ---------         ---------       ----------       ------------
Total operating expenses............             7,062          15,873            22,379           24,590            40,906
                                             ---------       ---------         ---------       ----------         ---------
Operating income (loss).............             1,161          (1,362)              881            4,312             6,315
Other income (expense), net.........               (63)           (279)             (649)           (184)            39,159
                                             ---------       ----------        ---------       ----------         ---------
Income (loss) before provision for
  income taxes and minority interest             1,098          (1,641)              232            4,128            45,474
Provision (benefit) for income taxes               417            (236)              666            1,564            20,150
Equity in loss of affiliate.........                 0               0                 0                0           (15,352)
Minority interest in (income) loss of
   consolidated subsidiary..........                 0             (14)               39             (89)              (120)
                                             ---------       ---------         ---------       ----------            -------

Net income (loss)...................               681          (1,419)             (395)           2,475             9,852
Preferred stock dividends...........                 0              (8)              (32)            (16)                 0
                                             ---------       ---------         ---------       ----------       ------------
Net income (loss) attributable to
  common shareholders...............         $     681       $  (1,427)        $    (427)        $  2,459       $     9,852
                                             =========       =========         =========         ========       ===========
Basic net income (loss) per common
  share.............................         $    0.12       $   (0.24)        $   (0.06)        $   0.30       $      1.01
                                             =========       =========         =========         ========       ============
Diluted net income (loss) per common
  share.............................         $    0.12       $   (0.24)        $   (0.06)        $   0.30       $      0.96
                                             =========       =========         =========         ========       ============
Weighted average common shares
  outstanding:
Basic...............................         5,867,400       5,851,347         6,750,114       8,132,240           9,762,196
Diluted.............................         5,867,400       5,851,347         6,750,114       8,246,514          10,213,546

                                                                                  AS OF DECEMBER 31,
                                           -----------------------------------------------------------------------------------
                                               1995             1996             1997              1998             1999
                                           --------------   --------------   --------------    --------------   --------------
BALANCE SHEET DATA:
Cash and cash equivalents...............       $ 356          $ 1,398          $ 2,010            $ 3,224           $ 2,003
Working capital.........................         825            1,509            1,117              4,627             3,134
Total assets............................       1,980           10,941           10,156             20,155            99,256
Long-term debt, net of current portion..         589            5,212            4,717                211            12,669
Shareholders' equity (deficit)..........         767               82             (784)            16,258            51,131


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION IS QUALIFIED BY REFERENCE TO, AND SHOULD BE READ IN CONJUNCTION WITH, OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION ALSO CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE SUBJECT TO THE RISKS AND UNCERTAINTIES DISCUSSED ON PAGE 1 OF THIS ANNUAL REPORT.

OVERVIEW

         We derive revenues primarily from the following sources:

         o    electronic funds transfer, or EFT, processing services;

         o core data processing systems, support, maintenance and related services;

         o    check imaging systems, support and related services;

         o    data communications management; and

         o ancillary products and services, including maintenance and technical support services, sales of banking related equipment and complementary products.

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

         On a service bureau basis, we generate core data processing revenues from service and processing fees based on the volume of transactions processed. These revenues are recognized as the services are performed. We also generate core data processing revenues by licensing PC BancPAC, our proprietary Windows(R) NT based client/server software system, on an in-house basis. We recognize revenues for licensing PC BancPAC in accordance with Statement of Position 97-2 on "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. We recognize software license fees when we have signed a non-cancelable license agreement, shipped the product and satisfied significant obligations to the customer.

         We license on an in-house basis Renaissance(TM) software, our proprietary check imaging software that we acquired in August 1999 as a result of our acquisition of SBS Corp. See "Business - Our Acquisitions." We generate revenues from license fees and recurring annual maintenance fees charged for this system. Revenues from licensing of Renaissance are recognized in accordance with Statement of Position 97-2, as discussed above. We also provide check imaging in a service bureau environment. On a service bureau basis, we generate revenues based on the volume of items processed. This revenue is recognized as we provide the service.

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

         In June 1998, we completed an initial public offering of our common stock. Since that time, we have completed a number of acquisitions. See "Business - Our Acquisitions" for a discussion of these acquisitions. We originally accounted for our acquisition of Direct Access in March 1999 as a pooling of interest. As a result of the transactions described in "Business - Our Relationship with Netzee," we have changed the accounting for the Direct Access acquisition to a purchase. Therefore, all of our acquisitions since our initial public offering have been accounted for as purchase transactions in our financial statements.

         Due to Netzee's issuance of common stock in connection with transactions that occurred on September 3, 1999, our ownership percentage in Netzee decreased to approximately 49% as of that date. As a result, we no longer consolidate Netzee's results of operations with our results of operations. We now account for our investment in Netzee under the equity method, which requires us to record the results of operations of Netzee in a single line item in our statement of operations titled "Equity in Loss of Affiliate." Because we provided unlimited funding to Netzee until completion of their initial public offering in November 1999, all of Netzee's losses prior to the completion of the offering are included in that line item rather than our relative percentage of those losses. Following the completion of the initial public offering we have recorded only our relative percentage of Netzee's net losses. As of December 31, 1999 we owned approximately 37% of Netzee's common stock.

         We base our expenses to a significant extent on our expectations of future revenues. Most of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenues are lower than we expect. In an attempt to enhance our long term competitive position, we may also make decisions regarding pricing, marketing, services and technology that could have an adverse near-term effect on our financial condition and operating results. In addition, our EFT revenues are based in large part on various interchange and transaction fees set by Visa and MasterCard. Any changes in these fees, whether as a result of a pending dispute or otherwise, could negatively impact our revenues.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues represented by certain items in our consolidated statements of operations for the indicated periods.



                                                                               YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                           1997         1998          1999
                                                                       ------------- ------------ -------------

          Revenues............................................            100.0%        100.0%       100.0%
          Costs of services...................................             44.0          41.6         39.2
          Selling, general and administrative expenses........             43.4          38.8         38.6
          Depreciation and amortization.......................              5.7           4.7          8.8
          Loss on impairment of intangibles...................              3.1           0.0          0.0
                                                                       ------------- ------------ -------------
          Total operating expenses............................             96.2          85.1         86.6
                                                                       ------------- ------------ -------------
          Operating income ...................................              3.8          14.9         13.4
          Other income (expense), net.........................             (2.8)         (0.6)        82.9
                                                                       ------------- ------------ -------------
          Income   (loss)   before   minority   interest   and
             provision for income taxes.......................              1.0          14.3         96.3
          Equity in loss of affiliate.........................              0.0           0.0        (32.5)
          Minority interest (income) loss.....................              0.2          (0.3)        (0.2)
          Provision for income taxes..........................              2.9           5.4         42.7
                                                                       ------------- ------------ -------------
          Net income..........................................             (1.7)%         8.6%        20.9%
                                                                       ============= ============ =============


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUES. Revenues increased 63.4%, to $47.2 million for the year ended December 31, 1999 from $28.9 million for the year ended December 31, 1998. The $18.3 million increase was primarily related to (a) $14.1 million generated by an increase in service fee income, (b) $2.8 million generated by additional hardware sales and (c) $1.4 million generated by an increase in data communications management income. These increases are attributable to both internal growth and acquisitions.

         COSTS OF SERVICES. Costs of services increased 53.8% to $18.5 million for the year ended December 31, 1999 from $12.0 million for the year ended December 31, 1998. The $6.5 million increase was primarily attributable to (a) an increase of $3.5 million related to service fee income (b) $2.0 million generated by additional hardware sales, and (c) $1.0 million related to data communications management.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 62.5% to $18.2 million for the year ended December 31, 1999 from $11.2 million for the year ended December 31, 1998. The $7.0 million increase was primarily due to additional personnel to support our growth and acquisitions and other miscellaneous expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 211.5% to $4.2 million for the year ended December 31, 1999 from $1.4 million for the year ended December 31, 1998. The $2.8 million increase was primarily attributable to (a) $600,000 associated with depreciation expense related to fixed asset additions and (b) $2.2 million related to additional amortization expense, $1.9 million of which related to acquisitions completed in 1999.


         OPERATING INCOME. For the foregoing reasons, operating income increased $2.0 million to $6.3 million for the year ended December 31, 1999 from $4.3 million for the year ended December 31, 1998.

         INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income increased $39.4 million to $39.2 million for the year ended December 31, 1999 from expense of $180,000 for the year ended December 31, 1998. The increase was due primarily to a $38.9 million gain associated with the issuance of common stock of Netzee, Inc. For an explanation of this gain see Note 3 to our Financial Statements.

         PROVISION (BENEFIT) FOR INCOME TAXES. Provision for income taxes increased $18.6 million to $20.2 million for the year ended December 31, 1999 from $1.6 million for the year ended December 31, 1998. The increase was attributable to the pre-tax $38.9 million gain associated with the issuance of common stock of Netzee and increased pre-tax profits.

         EQUITY IN LOSS OF AFFILIATE. Equity in loss of affiliate was $15.4 million for the year ended December 31, 1999. This amount is our share of Netzee, Inc.'s losses. There was no equity in loss of affiliate for the year ended December 31, 1998.

         MINORITY INTEREST IN LOSS (INCOME) OF CONSOLIDATED SUBSIDIARY. Minority interest in income increased $30,000 to $120,000 for the year ended December 31, 1999 from $90,000 for the year ended December 31, 1998. The increase was primarily due to profits in ProImage's operations.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         REVENUES. Revenues increased 24.1% to $28.9 million for the year ended December 31, 1998 from $23.3 million for the year ended December 31, 1997. The $5.6 million increase was primarily related to (a) $2.5 million generated by an increase in EFT processing services, (b) $1.3 million generated by additional core data processing (c) $650,000 generated by an increase in data communications management services, (d) $380,000 generated by an increase in merchant portfolio management and (e) other increases of $770,000.

         COSTS OF SERVICES. Costs of services increased 17.7% to $12.0 million for the year ended December 31, 1998 from $10.2 million for the year ended December 31, 1997. The $1.8 million increase was primarily attributable to (a) $1.0 million generated by an increase in core data processing sales, (b) an increase of $710,000 related to equipment sales and maintenance services and (c) other costs of $90,000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 11.1% to $11.2 million for the year ended December 31, 1998 from $10.1 million for the year ended December 31, 1997. The $1.1 million increase was primarily due to additional personnel to support our growth.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization remained constant at approximately $1.3 million for the years ended December 31, 1998 and 1997. An increase of $440,000 in depreciation expense related to fixed asset additions was offset by reduced amortization due to fully amortized contracts related to acquisitions which occurred in 1996 and 1997.

         LOSS ON IMPAIRMENT OF INTANGIBLES. There was no loss on impairment of intangibles for the year ended December 31, 1998. The 1997 loss was due to (a) the writeoff of $540,000 of goodwill assumed in the acquisition of FiNet, Inc. and (b) the writeoff of $190,000 in purchased software assumed in the acquisition of ProVesa. These writeoffs were due to permanent impairment in the related long term assets.

         OPERATING INCOME. For the foregoing reasons, operating income increased $3.4 million to $4.3 million for the year ended December 31, 1998 from $880,000 for the year ended December 31, 1997. Exclusive of the nonrecurring loss on impairment of intangibles in 1997, operating income would have been $1.6 million in 1997.

         INTEREST AND OTHER INCOME (EXPENSE). Other expense decreased $470,000 to $180,000 for the year ended December 31, 1998 from $650,000 for the year ended December 31, 1997. The decrease was due primarily to a decrease in interest expense resulting from the payment of long-term debt with the proceeds from our initial public offering which was completed in June 1998.

         MINORITY INTEREST IN INCOME (LOSS). Minority interest in income increased $130,000 to $90,000 for the year ended December 31, 1998 from a loss of $40,000 for the year ended December 31, 1997. The increase was primarily due to profits in ProImage's operations partially offset by our acquisition of an additional 33% stake in ProImage in August 1998.

         PROVISION (BENEFIT) FOR INCOME TAXES. Provision for income taxes increased $900,000 to $1.6 million for the year ended December 31, 1998 from $670,000 for the year ended December 31, 1997. The increase was primarily due to increased profits partially offset by a reduction in nondeductible amortization.

LIQUIDITY AND CAPITAL RESOURCES

         Since our incorporation, we have financed our operations and capital expenditures through cash from operations, borrowings from banks and sales of our common stock, including our initial public offering in June 1998, which resulted in net proceeds to us of $14.4 million, and our public offering in February 2000, which resulted in net proceeds to us of $66.0 million.

         Cash and cash equivalents were $2.0 million at December 31, 1999. Net cash provided by operating activities was $4.2 million, $2.7 million and $2.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in the net cash provided by operating activities in 1999 as compared to 1998 was primarily attributable to an increase in earnings. The increase in net cash provided by operating activities in 1998 as compared to 1997 was attributable primarily to an increase in net income partially offset by an increase in accounts receivable and other assets.

         Net cash used in investing activities was $17.8 million, $8.4 million and $630,000 in 1999, 1998 and 1997, respectively. The increase in net cash used in investing activities in 1999 as compared to 1998 was primarily due to a receivable created from the funding of Netzee's operations and acquisitions during the 1999 period. The increase in net cash used in investing activities in 1998 as compared to 1997 was attributable to increased capital expenditures and acquisitions during 1998.

         Net cash provided by (used in) financing activities was $12.4 million, $6.9 million and $(860,000) for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in net cash for 1999 compared to 1998 was primarily due to increased borrowings under our credit facility due to the funding of Netzee's operations and acquisitions during the 1999 period. The increase for 1998 as compared to 1997 was due to the completion of our initial public offering partially offset by the paydown of $5.2 million of long-term debt and $1.8 million of deferred compensation.

         During 1998, we entered into a credit facility with First Union National Bank. Under this facility, as amended, we may borrow up to $35.0 million for working capital and to fund acquisitions and pay expenses related to acquisitions. During 1999, we extended the term of the facility from April 28, 2001 to June 30, 2002. The First Union credit facility contains provisions which require us to maintain certain financial ratios and minimum net worth amounts and which restrict our ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay cash dividends. Interest is payable monthly, and outstanding principal amounts accrue interest at an annual rate equal to either (a) a floating rate equal to the lender's prime rate minus 0.25% or (b) a floating rate equal to the LIBOR Market Index Rate. On December 31, 1999, the interest rate under this facility was approximately 7.38%.

         In connection with our acquisition of SBS Corp. and SBS Data Services, Inc., we borrowed $21.6 million from First Union and loaned that amount to our subsidiary, Direct Access, to pay a portion of the purchase price for SBS Corp. and to pay some outstanding liabilities of SBS Corp. In September 1999, we borrowed an additional $7.3 million under the First Union credit facility and loaned that amount to Netzee to pay a portion of the purchase price for acquisitions of other companies. Netzee repaid these loans with some of the net proceeds from its initial public offering, which was completed November 1999.

         Netzee has borrowed additional monies from us and we have committed, subject to some conditions, to provide to Netzee a $15.0 million line of credit for its working capital needs. Pending the completion of the line of credit, we entered into a promissory note with Netzee, Inc. on March 24, 2000. As of March 24, 2000, a total of $7.8 million was due from Netzee under this promissory note. We plan to finance this line of credit with cash on hand and additional borrowings under our credit facility with First Union.

         We no longer consolidate Netzee's results of operations with our results of operations. We now account for our investment in Netzee under the equity method, which requires us to record the results of operations of Netzee in a single line item in our statement of operations titled "Equity in Loss of Affiliate." Because we provided unlimited funding to Netzee until completion of its initial public offering in November 1999, all of Netzee's losses prior to the completion of the offering are included in that line item rather than our relative percentage of those losses. Following the completion of Netzee's offering we have recorded only our relative percentage of Netzee's net losses. As of December 31, 1999 we owned approximately 37% of Netzee's common stock. In addition, Netzee has a history of losses and may never become profitable. The impact of Netzee's results of operations on our financial condition, including our shareholders' equity, is uncertain, and we cannot guarantee we will benefit from our ownership in Netzee.

         While there can be no assurance, we believe that the net proceeds to us from our recently completed secondary offering, together with funds currently on hand, funds to be provided by operations and funds available for working capital purposes under the First Union credit facility, will be sufficient to meet our anticipated capital expenditures and liquidity requirements for at least the next 12 months. We intend to grow, in part, through strategic acquisitions and expect to make additional expenditures to negotiate and consummate acquisition transactions and integrate the acquired companies. No assurance can be made with respect to the actual timing and amount of the expenditures and acquisitions. In addition, no assurance can be given that we will complete any acquisitions on terms favorable to us, if at all, or that additional sources of financing will not be required.

YEAR 2000 READINESS

         Our business and relationships with our customers depend significantly on a number of computer software programs, internal operating systems and connections to other regional and national telecommunications and processing networks. If any of these software programs, systems or networks are not programmed to recognize and properly process dates after December 31, 1999, significant system failures or errors may result. We have experienced no such problems to date, although it is still possible that we could experience such problems in the future. These matters are commonly referred to as the year 2000 problem and they could have a material adverse effect on our operations and those of our customers.

         OUR COMPLIANCE PROGRAM

         We have successfully converted all of our non-year 2000 compliant service bureau processing customers to our PC BancPAC software, which is year 2000 compliant. We incurred costs of approximately $175,000 related to the conversions. We have experienced no significant year 2000 problems with these programs, systems or network connections to date.

         We currently provide core data processing and check imaging services through eleven centers located in Georgia, Florida, Tennessee, Arkansas, Colorado and Texas. The equipment at each of these locations is year 2000 compliant. The total cost to make the equipment year 2000 compliant was approximately $75,000. In the event that the upgraded equipment does not function properly in the future, we believe that we can purchase equipment that will allow processing to continue. It is difficult to estimate the potential expense involved or delays which may result from a failure of the upgraded equipment at our service bureau processing centers.

         EFT processing depends upon coordinating the operations of other ATM networks and our systems. We have not experienced any material year 2000 issues in our EFT processing operations. If other ATM networks have not successfully addressed the year 2000 problem in their operations and if we are unable to route the transactions over another network or another provider that has year 2000 compliant systems, our operations may be affected. It is difficult to estimate the cost of our efforts to certify these operations as the majority of expenditures related to existing programmers and support staff required to review the financial institutions' networks and equipment. It is difficult to estimate the potential expenses involved or delays which may result from a failure or delay of these institutions and third parties in resolving their year 2000 issues.

         With regard to our data communications operations, we believe that our internal equipment as well as third party products and systems used in our operations are year 2000 compliant. We also believe our data communications equipment and services, which are primarily provided by companies such as Motorola, BellSouth, MCI WorldCom and Qwest Communications, are year 2000 compliant. If these companies have not successfully addressed the year 2000 problem in their operations and if we are unable to successfully transfer our business operations to another provider that has year 2000 compliant systems, our data communications operations may be interrupted, hindered or delayed, which would have a material adverse effect on our business, financial condition and results of operations.

         THIRD PARTY COMPLIANCE

         Other companies interact electronically with us and our customers, and we must coordinate our EFT processing, ATM network, data communications and data processing operations with these other companies and our customers. We have not experienced any material year 2000 problems with any third party products and systems upon which our business depends. The financial institutions, third party vendors and network processors with whom we do business, including our customers, vendors and processors, have not reported any year 2000 issues to us. However, we cannot assure you that these other companies have identified or resolved year 2000 issues in their operations, and our business could suffer greatly if our customers' and vendors' operations are halted or diminished even temporarily to address or correct these issues. It is difficult to estimate the potential expenses involved or delays which may result from the failure of these institutions and third parties to resolve their year 2000 issues. We cannot assure you that such expenses, failures or delays will not have a material adverse effect on our business, financial condition or results of operations.

         CONTINGENCY PLANS

         Although we have not incurred any material year 2000 issues with our products, services or operating systems, or those of third parties with whom we do business, we continue to retain contingency plans for handling any year 2000 problems that may occur. Our contingency plans include:

         o    accelerated replacement of affected equipment or software;

         o the emergency allocation of personnel and resources to analyze, assess and direct remediation efforts;

         o the use of backup systems, including those that do not rely on computers; and

         o    alternative sources of power and communications.

         It is difficult to estimate the potential expenses involved or delays which may result if we are required to implement any contingency plans to address year 2000 issues.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates. Borrowings under the First Union credit facility accrue interest at a fluctuating rate based either upon the lender's prime rate or LIBOR. As of March 20, 2000, there was $760,000 outstanding under this facility. Any future borrowings will increase our exposure to interest rate fluctuations. Changes in interest rates which dramatically increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies. Additional loans to Netzee may increase the amount outstanding under this facility.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         We refer you to our "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Changes in Shareholders' Equity (Deficit)," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants" attached hereto as pages F-1 through F-24.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

         Some information required by Part III is omitted from this Annual Report because we will file a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the financial year covered by this Report. Some information to be included in that Proxy Statement is incorporated by reference into this Annual Report.


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated by reference from our Proxy Statement for the 2000 Annual Meeting of Shareholders under the heading "Election of Directors (Proposal 1)."


ITEM 11.      EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from our Proxy Statement for the 2000 Annual Meeting of Shareholders under the heading "Executive Compensation," except for those portions relating to our compensation committee's report on executive compensation and to our comparative performance.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from our Proxy Statement for the 2000 Annual Meeting of Shareholders under the heading "Security Ownership."


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from our Proxy Statement for the 2000 Annual Meeting of Shareholders under the heading "Corporate Governance."


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.  Financial Statements
         The following financial statements are filed as part of this Report and are attached hereto as pages F-1 to F-24:

         Report of Independent Public Accountants;
         Consolidated Balance Sheets as of December 31, 1998 and 1999; Consolidated Statements of Operations for the years ended December 31,
              1997, 1998 and 1999;
         Consolidated Statements of Changes in Shareholders' Equity (Deficit)
              for the years ended December 31, 1997, 1998 and 1999; Consolidated Statements of Cash Flows for the years ended December 31,
              1997, 1998 and 1999; and
         Notes to Consolidated Financial Statements

         The following financial statements of Netzee, Inc. as required by Regulation S-X, Rule 3-09 are filed herewith as Exhibit 99.1:

         Report of Independent Public Accountants;
         Consolidated Balance Sheets as of December 31, 1998 and 1999; Consolidated Statements of Operations for the years ended December 31,
                  1997 and 1998, for the period from January 1, 1999 to February 28, 1999 and for the period from March 1, 1999 to December 31, 1999;
         Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 1997, 1998, for the period from January 1, 1999 to February 28, 1999 and for the period from March 1, 1999 to December 31, 1999;
         Consolidated Statements of Cash Flows for the years ended December 31,
                  1997 and 1998, for the period from January 1, 1999 to February 28, 1999 and for the period from March 1, 1999 to December 31, 1999; and
         Notes to Financial Statements.

(a)      2.  Financial Statement Schedules

         Financial statement schedules I, III and VI are omitted because they are either: (a) not applicable or not required, or (b) the information is presented in our consolidated financial statements or notes thereto.

         Schedule II Valuation and Qualifying Accounts

                                          Beginning   Acquisition                                   Ending
                 Description               Balance     reserves         Deductions                 Balance
              ------------------         -----------   ---------        -----------               ----------
              1998 Restructuring
              reserve related to
              acquisition                   $   0      $178,169         $ 68,646 (a)              $109,523


              1999 Restructuring
              reserve related to
              acquisition                $109,523      $100,000         $158,862                   $50,661



         (a) Amount includes $50,968 of lease costs charged against reserve and $17,678 adjusted against goodwill to reflect revised estimates of exit costs.

                                           Charge to
                                           beginning
                                             costs       Acquisition                                              Ending
                  Description            and balance       reserves         Expense           Writeoffs           Balance
              -------------------       --------------    ------------     ----------         ----------        ----------
              1997 Allowance for
              Doubtful Accounts            $157,772         $   0           $    0             $ (1,156)         $156,616


              1998 Allowance for
              Doubtful Accounts             156,616             0           20,000               (6,864)          169,752

              1999 Allowance for
              Doubtful Accounts             169,752       190,000(a)       125,000              (98,600)          386,152

             (a) Amounts associated with current year acquisitions charged to goodwill.



             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL
                               STATEMENT SCHEDULE


To The InterCept Group, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of The InterCept Group, Inc. included in this Form 10-K and have issued our report thereon dated February 25, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The foregoing schedule is the responsibility of the company's management and is presented for purposes of complying with Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen

Atlanta, Georgia
February 25, 2000


(a)      3.  Exhibits

     Exhibit No.        Description
     ------------       --------------

            2.1 Acquisition and Merger Agreement dated May 28, 1999 by and between The InterCept Group, Inc., LEV Acquisition Corp., L.E. Vickers & Associates, Inc., Data Equipment Services, Inc., and the shareholders of L.E. Vickers & Associates, Inc. and Data Equipment Services, Inc. (incorporated by reference to Exhibit 2.1 to InterCept's Current Report on Form 8-K filed June 11, 1999).++

            2.2 Agreement and Plan of Merger dated August 6, 1999 by and among The InterCept Group, Inc., Zeenet Corporation, SBS Data Services, Inc. and the shareholders of SBS Data Services (incorporated by reference to Exhibit 2.1 to InterCept's Current Report on Form 8-K filed August 20,
                        1999).++

            2.3 Agreement and Plan of Merger dated August 6, 1999 by and between Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation (incorporated by reference to Exhibit 2.2 to InterCept's Current Report on Form 8-K filed August 20, 1999).++

            2.4 Agreement and Plan of Merger dated August 6, 1999 by and among Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation (incorporated by reference to Exhibit 2.2 to InterCept's Current Report on Form 8-K filed on August 20, 1999).++

            2.5 Agreement and Plan of Merger dated September 3, 1999 by and between Netzee, Inc. and Direct Access Interactive, Inc. (incorporated by reference to Exhibit 2.1 to InterCept's Current Report on Form 8-K filed September 17, 1999).++

            2.6 Agreement and Plan of Merger dated September 3, 1999 by and between Netzee, Inc., Dyad Corporation and certain of the shareholders of Dyad Corporation (incorporated by reference to Exhibit 2.2 to InterCept's Current Report on Form 8-K filed September 17, 1999).++

            2.7 Asset Contribution Agreement dated September 3, 1999 by and among The InterCept Group, Inc., Netzee, Inc. and The Bankers Bank (incorporated by reference to Exhibit
                        2.3 to InterCept's Current Report on Form 8-K filed September 17, 1999).++

            2.8 Asset Contribution Agreement dated September 3, 1999 by and among The InterCept Group, Inc., Netzee, Inc. and TIB The Independent BankersBank (incorporated by reference to Exhibit 2.4 to InterCept's Current Report on Form 8-K filed September 17, 1999).++

            3.1 Amended and Restated Articles of Incorporation, as deemed filed with the Secretary of the State of Georgia on April 29, 1998 (incorporated by reference to the exhibits to InterCept's Registration Statement on Form 8-A (as amended on October 1, 1999)).

            3.2 Amended and Restated Bylaws (incorporated by reference to the exhibits to InterCept's Registration Statement on Form 8-A (as amended on October 1, 1999)).

            3.3 Amendment to Amended and Restated Bylaws (incorporated by reference to the exhibits to InterCept's Registration Statement on Form 8-A (as amended on October 1, 1999)).

            4.1 See Exhibits 3.1, 3.2 and 3.3 for provisions of the Amended and Restated Articles of Incorporation, Amended and Restated Bylaws and Amendment to Amended and Restated Bylaws defining the rights of the holders of common stock.

            10.1 The InterCept Group, Inc. Amended and Restated 1996 Stock Option Plan.*/**

            10.2 Form of Stock Option Agreement under The InterCept Group, Inc. Amended and Restated 1996 Stock Option Plan.*/**

            10.3 Form of Stock Option Agreement for Directors under The InterCept Group, Inc. Amended and Restated 1996 Stock Option Plan.*/**

            10.4        Employment Agreement by and between InterCept and John
                        W. Collins dated as of January 30, 1998.*/**

            10.5        Employment Agreement by and between InterCept and Donny
                        R. Jackson dated as of January 30, 1998.*/**

            10.6        Employment Agreement by and between InterCept and Scott
                        R. Meyerhoff dated as of February 1, 1998.*/**

            10.7 Stock Option Agreement by and between InterCept and Donny R. Jackson dated January 14, 1997.*/**

            10.8 Stock Option Agreement dated as of February 1, 1998 by and between InterCept and Scott R. Meyerhoff.*/**

            10.9 Stock Option Agreement dated as of February 24, 1997 by and between InterCept and Michael R. Boian.*/**

            10.10 Form of Indemnification Agreement entered into between InterCept and its directors and officers.*

            10.11       Form of General Marketing Agent Agreement.*

            10.12       Form of Master Electronic Funds Transfer Services
                        Agreement.*

            10.13       Form of Data Processing Agreement.*

            10.14       Form of Service Agreement for Data Communications.*

            10.15       Form of Software License Agreement for PC BancPAC(TM).*

            10.16 Channel Services Payment Plan Agreement dated December 22, 1993 between Intercept Systems, Inc. and BellSouth Communications, Inc.*

            10.17 Form of Special Service Arrangement Agreement with BellSouth Telecommunications, Inc. for frame relay services.*

            10.18 Form of SynchroNet Service Agreement with Southern Bell Telephone and Telegraph Company.*

            10.19 WorldCom Data Services Agreement dated as of February 27, 1998 by and between WorldCom, Inc. and Intercept Communications Technologies, L.L.C.*+

            10.20 Loan and Security Agreement dated April 28, 1998 by and among InterCept, its wholly-owned subsidiaries and First Union National Bank.*

            10.21 First Amendment to Loan and Security Agreement dated October 9, 1998 by and among InterCept, its wholly-owned subsidiaries and First Union National Bank (incorporated by reference to Exhibit 10.26 to InterCept's Annual Report on Form 10-K for the year ended December 31,
                        1998).

            10.22 Third Amendment to Loan and Security Agreement and Joinder Agreement dated August 6, 1999 by and among First Union National Bank and The InterCept Group, Inc. and its subsidiaries, (incorporated by reference to Exhibit 10.1 to InterCept's Current Report on Form 8-K filed August 20, 1999).

            10.23 Fourth Amendment to Loan and Security Agreement and Joinder Agreement dated August 6, 1999 by and among First Union National Bank and The InterCept Group, Inc. and its subsidiaries.


            10.24 Stock Option Agreement dated as of June 24, 1998 by and between InterCept and John W. Collins (incorporated by reference to Exhibit 10.2 to InterCept's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed on August 14, 1998).**

            10.25 Stock Option Agreement dated as of June 24, 1998 by and between InterCept and Donny R. Jackson (incorporated by reference to Exhibit 10.3 to InterCept's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed on August 14, 1998).**

            10.26 Stock Option Agreement dated as of June 24, 1998 by and between InterCept and Scott R. Meyerhoff (incorporated by reference to Exhibit 10.3 to InterCept's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed on August 14, 1998).**

            10.27 Employment Agreement by and between LEV Acquisition Corp. and Kenneth Kudrey dated as of May 28, 1999.**

            10.28 Promissory note dated March 24, 2000 from Netzee, Inc. to InterCept.

            21.1        Subsidiaries of InterCept.

            23.1        Consent of Arthur Andersen LLP.

            24.1 Power of Attorney (contained on the signature page hereof).

            27.1 Financial Data Schedule for the periods ending December 31, 1998 and 1999 (for SEC use only).

            99.1        Financial statements of Netzee, Inc.



* Incorporated by reference to the exhibits to InterCept's Registration Statement on Form S-1 (No. 333-47197) as declared effective by the Securities and Exchange Commission on June 9, 1998.

** This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

+ Confidential treatment has been granted for certain confidential portions of this exhibit pursuant to Rule 406 under the Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

++ The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request, as provided in item 601(b)(2) of Regulation S-K.


(b)      Reports on Form 8-K

         Form 8-K/A filed November 8, 1999
         Amending Form 8-K filed on August 20, 1999, as amended on September 30, 1999, to replace in their entirety the financial statements of SBS Corp. and the pro forma consolidated financial statements.

         Form 8-K/A filed on November 8, 1999
         Amending Form 8-K filed on August 20, 1999, as amended on September 30, 1999, to replace in their entirety the financial statements of TIB The Independent BankersBank and the pro forma condensed consolidated financial statements.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                            The InterCept Group, Inc.

March 29, 2000                               By: /s/ John W. Collins
------------------------------------        ------------------------------------
Date                                        John W. Collins
                                            Chairman and Chief Executive Officer



                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, John W. Collins and Donny R. Jackson, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signatures                                           Title                                   Date
------------                                         -----                                   ----
/s/ John W. Collins                                  Chairman of the Board and Chief         March 29, 2000
---------------------------------------------        Executive Officer (principal
    John W. Collins                                  executive officer)

/s/ Scott R. Meyerhoff                               Vice President - Finance and Chief      March 29, 2000
--------------------------------------------         Financial Officer (principal
    Scott R. Meyerhoff                               financial and accounting officer)

/s/ Donny R. Jackson                                 President, Chief Operating Officer      March 29, 2000
---------------------------------------------        and Director
    Donny R. Jackson

/s/ Jon R. Burke                                     Director                                March 29, 2000
------------------------------------------------
    Jon R. Burke




Signatures                                           Title                                   Date
------------                                         -----                                   ----
/s/ Boone A. Knox                                    Director                                March 29, 2000
--------------------------------------------
    Boone A. Knox

/s/ John D. Schneider, Jr.                           Director                                March 29, 2000
---------------------------------------------
    John D. Schneider, Jr.

/s/ Glenn W. Sturm                                   Director                                March 29, 2000
---------------------------------------------
    Glenn W. Sturm


                            THE INTERCEPT GROUP, INC.

                                AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS








                                TABLE OF CONTENTS



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 1998 and 1999

         Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998, and 1999

         Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the Years Ended December 31, 1997, 1998, and 1999

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998, and 1999


NOTES TO FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To The InterCept Group, Inc.:


We have audited the accompanying consolidated balance sheets of THE INTERCEPT GROUP, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1998 and 1999 and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The InterCept Group, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP



Atlanta, Georgia
February 25, 2000

                            THE INTERCEPT GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                  December 31,              December 31,
                          ASSETS                                     1998                      1999
----------------------------------------------------------        -------------             -------------
CURRENT ASSETS:
   Cash and cash equivalents                                        $  3,224                  $  2,003
   Accounts receivable, less allowance for doubtful
      accounts of $170 and $386 in 1998 and 1999,
      respectively                                                     3,503                     8,708
   Deferred tax assets                                                    80                     1,956
   Inventory, prepaid expenses, and other                              1,267                     2,738
                                                                   ------------             -------------
            Total current assets                                       8,074                    15,405

PROPERTY AND EQUIPMENT, net                                            7,093                    10,628

INTANGIBLE ASSETS,  net                                                4,661                    20,600


ADVANCES TO AFFILIATE (NOTE 14)                                            0                    10,957
INVESTMENT IN AFFILIATE (NOTE 4)                                           0                    40,446

OTHER NONCURRENT ASSETS                                                  327                     1,220
                                                                   ------------             -------------
                                                                     $20,155                   $99,256
                                                                   ============             =============
         LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------

CURRENT LIABILITIES:
   Current maturities of notes payable                           $        95                 $     154
   Accounts payable and accrued liabilities                            2,106                     4,569
   Accrued income taxes                                                   99                     1,776
   Deferred revenue                                                    1,147                     5,772
                                                                   ------------             -------------
            Total current liabilities                                  3,447                    12,271
NOTES PAYABLE, LESS CURRENT PORTION                                      211                    12,669
DEFERRED TAX LIABILITY                                                   182                    22,570
DEFERRED REVENUE                                                           0                       440
                                                                   ------------             -------------
            Total liabilities                                          3,840                    47,950

MINORITY INTEREST                                                         57                       175

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
   Preferred stock, no par value; 1,000,000 shares
      authorized,  none issued and outstanding at
      December 31, 1998 and 1999, respectively                             0                         0

   Common stock, no par value; 50,000,000 shares
      authorized, 9,248,539 and 10,117,972 shares
      issued and outstanding at December 31, 1998 and
      1999, respectively                                              17,170                    42,285
   (Accumulated deficit) retained earnings                            (1,098)                    8,754
   Accumulated other comprehensive income                                186                        92
                                                                   ------------             -------------
            Total shareholders' equity                                16,258                    51,131
                                                                   ------------             -------------
                                                                     $20,155                   $99,256
                                                                   ============             =============


The accompanying notes are an integral part of these consolidated balance sheets.
================================================================================

                            THE INTERCEPT GROUP, INC.

                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                                1997          1998          1999
                                                                             ----------   ------------    ----------
REVENUES:
   Service fee income                                                         $16,841        $21,464       $35,614
   Data communications management income                                        3,119          3,772         5,163
   Equipment and product sales, services, and other                             3,300          3,666         6,444
                                                                             ----------   ------------    ----------
            Total revenues                                                     23,260         28,902        47,221
                                                                             ----------   ------------    ----------
COSTS OF SERVICES:
   Cost of service fee income                                                   5,215          6,321         9,867
   Cost of data communications management income                                2,412          2,555         3,561
   Cost of equipment and product sales, services and other                      2,596          3,155         5,072
                                                                             ----------   ------------    ----------
            Total costs of services                                            10,223         12,031        18,500

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                                  10,105         11,222        18,241

DEPRECIATION AND AMORTIZATION                                                   1,324          1,337         4,165

LOSS ON IMPAIRMENT OF INTANGIBLES                                                 727              0             0
                                                                             ----------   ------------    ----------
            Total operating expenses                                           22,379         24,590        40,906
                                                                             ----------   ------------    ----------
OPERATING INCOME                                                                  881          4,312         6,315

INTEREST EXPENSE                                                                 (770)          (344)         (701)

INTEREST AND OTHER INCOME, NET                                                    121            160        39,860
                                                                             ----------   ------------    ----------
INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST                    232          4,128        45,474

PROVISION FOR INCOME TAXES                                                        666          1,564        20,150

EQUITY IN LOSS OF AFFILIATE                                                         0              0       (15,352)
MINORITY INTEREST IN LOSS (INCOME) OF CONSOLIDATED SUBSIDIARY                      39            (89)         (120)
                                                                             ----------   ------------    ----------
NET (LOSS) INCOME BEFORE PREFERRED DIVIDENDS                                     (395)         2,475         9,852

PREFERRED DIVIDENDS                                                               (32)           (16)            0
                                                                             ----------   ------------    ----------
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS                            (427)         2,459         9,852
                                                                             ----------   ------------    ----------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Unrealized holding gains (losses) arising during period                          0            186           (94)
                                                                             ----------   ------------    ----------
            Total comprehensive (loss) income                               $    (427)      $  2,645        $9,758
                                                                             ==========   ============    ==========
NET (LOSS) INCOME PER COMMON SHARE:
   Basic                                                                       $(0.06)         $0.30         $1.01
                                                                             ==========   ============    ==========
   Diluted                                                                     $(0.06)         $0.30         $0.96
                                                                             ==========   ============    ==========

The accompanying notes are an integral part of these consolidated statements.

                            THE INTERCEPT GROUP, INC.

                                AND SUBSIDIARIES


      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                                   UNREALIZED       RETAINED
                                                            COMMON STOCK            HOLDING         EARNINGS
                                                       -----------------------      GAINS ON      (ACCUMULATED
                                                        SHARES        AMOUNT      INVESTMENTS       DEFICIT)        TOTAL
                                                       ---------    ----------   --------------   ------------   ----------
 BALANCE, DECEMBER 31, 1996                            6,750,114        $2,770           $0          $(2,688)          $82

   Distributions for taxes to shareholders of
      pass-through entities                                    0             0            0             (597)         (597)
   Reclassification of accumulated deficit upon
      conversion to a C corporation                            0           (11)           0               11             0
   Issuance of common stock                                    0             6            0                0             6
   Net loss attributable to common shareholders                0             0            0             (427)         (427)
   Pro forma tax provision                                     0             0            0              152           152
                                                       ----------   -----------   ----------       ----------      --------
 BALANCE, DECEMBER 31, 1997                            6,750,114         2,765            0           (3,549)         (784)

   Net income attributable to common shareholders              0             0            0            2,459         2,459
   Distributions for taxes to shareholders of
      pass-through entities                                    0             0            0               (8)           (8)
   Preferred stock premium paid                                0           (40)           0                0           (40)
   Initial public offering proceeds, net of expenses   2,498,425        14,445            0                0        14,445
   Other comprehensive income                                  0             0          186                0           186
                                                       ----------   -----------   ----------       ----------      --------
 BALANCE, DECEMBER 31, 1998                            9,248,539        17,170          186           (1,098)       16,258

   Issuance of common stock in connection with
      exercise of stock options                           25,416            74            0                0            74

   Net income attributable to common
     shareholders                                              0             0            0            9,852         9,852
     Other comprehensive loss                                  0             0          (94)               0           (94)
   Issuance of common stock in connection with
     acquisitions                                        844,017        11,998            0                0        11,998
   Income tax benefits related to exercises of
     stock options                                             0           129            0                0           129
   Gain related to stock issuance of Netzee
     subject to put option                                     0        12,914            0                0        12,914
                                                       ----------   -----------   ----------       ----------      --------
 BALANCE, DECEMBER 31, 1999                           10,117,972       $42,285          $92           $8,754       $51,131
                                                      ===========   ===========   ==========       ==========      ========

The accompanying notes are an integral part of these consolidated statements.

                            THE INTERCEPT GROUP, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                      Year ended December 31,
                                                                                 1997          1998         1999
                                                                               --------       -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income before preferred dividends                                 $  (395)      $2,475        $9,852
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
         Depreciation                                                               568        1,009         1,623
         Amortization                                                               756          328         2,542
         Loss on impairment of intangibles                                          727            0             0
         Loss on disposal of property and equipment                                   0           35             0
         Minority interest in income (loss) of consolidated subsidiary              (39)          89           120
         Deferred income tax (benefit) provision                                    (15)         770        14,268
         Pro forma tax expense                                                      152            0             0
         Gain due to Netzee equity transactions (Note 3)                              0            0       (38,920)
         Equity in loss of affiliate                                                  0            0        15,352
         Stock compensation charge                                                    0            0           480
         Changes in operating assets and liabilities, net of effects of purchase acquisitions:
               Accounts receivable                                                   60         (311)       (2,372)
               Inventory, prepaid expenses, and other                                (5)        (675)          598
               Other assets                                                         (65)          (6)          (51)
               Accounts payable and accrued liabilities                             287       (1,030)          157
               Deferred revenue                                                      68           (2)          533
                                                                            -------------- ------------ --------------
                 Net cash provided by operating activities                        2,099        2,682         4,182
CASH FLOWS FROM INVESTING ACTIVITIES, NET OF EFFECTS OF PURCHASE ACQUISITIONS:
      Decrease in note receivable                                                   413           20            17
      Advances to affiliate, net                                                      0            0       (10,957)
      Capital contributions to affiliate                                              0            0          (155)
      Purchases of property and equipment, net                                     (993)      (4,839)       (4,700)
      Additions to capitalized software                                               0         (323)         (539)
      Purchase of businesses, net of cash acquired                                    0       (3,220)       (1,222)
      Increase in investments                                                       (50)           0          (240)
                                                                            -------------- ------------- -------------
                 Net cash used in investing activities                             (630)      (8,362)      (17,796)
                                                                            -------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES, NET OF EFFECT OF PURCHASE ACQUISITIONS:
      Proceeds from notes payable and line of credit                                280            0        45,331
      Payments on notes payable and line of credit                                 (514)      (6,992)      (33,012)
      Distributions for taxes to shareholders of pass-through entities             (597)          (8)            0
      Proceeds from issuance of common stock, net of expenses                         6       14,445            74
      Income tax benefit related to the exercise of stock options                     0            0           129
      Retirement of  preferred stock                                                  0         (440)            0
      Payment of preferred dividends                                                (32)         (16)            0
      Debt issuance costs                                                             0          (95)         (129)
                                                                            -------------- ------------- -------------
                 Net cash (used in) provided by financing activities               (857)       6,894        12,393
                                                                            -------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH                                                     612        1,214        (1,221)

CASH, BEGINNING OF YEAR                                                           1,398        2,010         3,224
                                                                            -------------- ------------ --------------
CASH, END OF YEAR                                                                $2,010       $3,224        $2,003
                                                                            ============== ============ ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                                       $   726      $   365       $   733
                                                                            ============== ============ ==============
   Cash paid for income taxes                                                   $   342       $1,021        $3,933
                                                                            ============== ============ ==============

   Non-cash investing activities:
            InterCept common stock issued for acquisitions, 844,017 shares           $0           $0       $11,998

            Netzee common stock issued for acquisitions, 6,016,137 shares            $0           $0       $69,086


The accompanying notes are an integral part of these consolidated statements.

                            THE INTERCEPT GROUP, INC.

                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1998 AND 1999



  1.  ORGANIZATION AND NATURE OF BUSINESS

                  The InterCept Group, Inc. ("InterCept") is a single-source provider of a broad range of technologies, products and services that work together to meet the electronic commerce and operating needs of community financial institutions. InterCept focuses on serving community financial institutions in the U.S. with assets of less than $500 million. Over 1,400 of these community financial institutions have contracted with InterCept for one or more of our technologies, products and services, which include electronic funds transfer transactions, core bank processing systems, check imaging systems and data communications management networks, as well as services related to each of these products and systems.

                  In June 1998, InterCept completed the initial public offering of its common stock. Proceeds to InterCept from the offering (after deducting expenses related to the offering) were approximately $14.4 million (including proceeds from the underwriters' overallotment option which was exercised in July 1998). Proceeds of the offering were used to pay certain debt, pay obligations owed to a former officer of InterCept, enhance and expand InterCept's frame relay network, and redeem shares of preferred stock and for general working capital needs, including acquisitions.

                  InterCept was incorporated on April 30, 1996 and has made several acquisitions since inception. See Note 3 for a discussion of these acquisitions.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

                  The consolidated financial statements include the accounts of InterCept and its wholly owned subsidiaries ProVesa Services, Inc., InterCept Switch, Inc. LEV Acquisition Corp. and InterCept Communications Technologies, Inc. as of December 31, 1999. In addition, ProImage, Inc., a corporation in which ProVesa has a 67% ownership interest as of December 31, 1999, has been consolidated in InterCept's consolidated financial statements since its inception, due to Intercept's control of ProImage. Management of InterCept retains responsibility for all day-to-day operations of ProImage and has and will continue to provide complete financial support for ProImage due to legal limitations on the other shareholder's ability to fund losses. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest in income represents the minority shareholder's proportionate share of the equity and earnings of ProImage. In the third quarter of 1999, Direct Access Interactive, Inc., one of InterCept's wholly owned subsidiaries, issued shares of its common stock in connection with several transactions discussed in
         Note 3. Direct Access was then merged into a new subsidiary, Netzee, Inc., which issued additional shares of common stock on September 3, 1999 as discussed in Note 3. As a result of these transactions, InterCept's ownership percentage in Netzee decreased to approximately 49%. InterCept has accounted for its investment in Netzee after September 3, 1999 under the equity method, under which the operations of Netzee are recorded on a single line item in the statements of operations, "equity in loss of affiliate." Because InterCept provided unlimited funding to Netzee until completion of their initial public offering in November 1999, all of Netzee's losses prior to the completion of the offering are included in that line item rather than InterCept's relative percentage of those losses. Following the completion of the initial public offering InterCept has recorded only their relative percentage of Netzee's net losses. As of December 31, 1999 InterCept owned approximately 37% of Netzee's common stock.

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

      CASH EQUIVALENTS

                  InterCept considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents.

      MARKETABLE SECURITIES

                  Marketable securities totaled $350,000 and $200,000 at December 31, 1998 and 1999, respectively, and are included in inventory, prepaid expenses, and other current assets on the accompanying consolidated balance sheets. InterCept categorizes all of its investment securities as available-for-sale, which are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported net of tax effects as adjustments to shareholders' equity (deficit) and as a component of comprehensive income. Realized gains and losses and declines in value judged to be other than temporary are included in InterCept's results of operations. The cost of securities sold is based on the specific identification method.

      PROPERTY AND EQUIPMENT

                  Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Major additions and improvements are charged to the property accounts, while replacements, maintenance and repairs which do not improve or extend the lives of respective assets are expensed in the current period. Estimated useful lives for InterCept's assets are as follows:

               Building and improvements                         5 to 31 years
               Machinery and equipment                           3 to 30 years
               Furniture and office equipment                    5 to 10 years
               Software licenses                                 3 to 5 years


      INTANGIBLE ASSETS

                  Intangible assets include goodwill, customer contracts, capitalized product technology, and workforce in place.
         InterCept periodically evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the related asset. If the amount of such estimated undiscounted future cash flow is less than the net book value of the asset, the asset is written down to the amount of the estimated undiscounted future cash flow.

         GOODWILL

                  Goodwill represents the excess of the purchase price over the net tangible and identifiable intangible assets of acquired businesses. Goodwill is amortized on a straight-line basis over periods of 5 to 40 years.

         CUSTOMER CONTRACTS

                  In connection with certain of InterCept's acquisitions, InterCept allocated a portion of the purchase price to acquired customer contracts based on a discounted cash flow analysis of the applicable contracts. The estimated fair values attributed to the contracts is being amortized over a period of 18 months to 5 years, which represents the estimated average remaining life of the contracts.

         PRODUCT TECHNOLOGY

                  Product technology represents software acquired as well as capitalized software development costs for software to be sold. Product technology is amortized on a straight-line basis over five years.

                  InterCept capitalizes software-development costs incurred from the time technological feasibility of the software is established until the software is saleable. These costs are amortized on a straight-line basis over five years, the estimated economic life of the software. Amortization of capitalized software development costs begins as products are made available for sale or as the related product is put into use.

                  Amortization expense totaled approximately $30,000, $54,000 and $140,000 in 1997, 1998, and 1999, respectively. Research and development costs and maintenance costs related to software development are expensed as incurred.

       SEGMENT REPORTING

                  InterCept does not disclose segment information as it believes it has only one segment. InterCept offers its multiple products and services to the same customer base of financial institutions. Additionally, management reviews company performance on a consolidated level rather than on a product or service level.


      REVENUE RECOGNITION

                  Revenues include service fees, data communication management fees, equipment sales, installation and maintenance, software license fees, and software maintenance. Service fee income and data communication management fees are recognized as services are performed. Revenue from equipment sales and installations is recognized upon installation of the product, and any related maintenance revenue is recognized ratably over the period during which the services are performed. Revenue from software sales is recognized in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition." Hardware and installation revenue is recognized upon installation, and license and maintenance fees are recognized over the term of the license and maintenance period. InterCept sells certain of its software products under five-year, sales-type lease agreements through which customers pay five equal advance payments. These leases incorporate the initial installation and ongoing license fee for five years. Revenue for all lease agreements, with the exception of revenue attributable to equipment, which is recognized upon installation, is deferred and recognized ratably over the period of the lease.

      MINIMUM LEASE PAYMENTS RECEIVABLE

                  As noted above, the Company sells certain software products under sales-type leases. At December 31, 1999, future minimum lease payments receivable under non-cancelable leases are as follows (in thousands):


                2000                                                                       $138
                2001                                                                        138
                2002                                                                        138
                2003                                                                        115
                                                                                         -------
                     Total minimum lease payments receivable                                529
                Less amount representing interest                                           (77)
                                                                                         -------
                     Present value of net minimum lease payments receivable                 452
                Less current maturities of lease payments receivable                       (104)
                                                                                         -------
                Capital lease payments receivable                                        $  348
                                                                                         =======

                  The current and noncurrent portion of the lease payments receivable is included in accounts receivable and other assets, respectively, in the accompanying consolidated balance sheets.

      DEFERRED REVENUE

                  Deferred revenue represents the liability for advanced billings to customers primarily related to license fees and maintenance contracts. Such amounts are recognized as revenue when the related services are performed.

      LONG-LIVED ASSETS

                  InterCept reviews its long-lived assets for impairment at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. Management periodically evaluates the intangible assets related to each acquisition individually to determine whether an impairment has occurred. An impairment is recognized when the discounted future cash flows estimated to be generated by the acquired business are not sufficient to recover the unamortized balance of the intangible asset, with the amount of any such deficiency charged to income in the current year. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences.

                  In December 1997, InterCept wrote off the costs of certain product technology totaling $191,000, as the software was not Year 2000 compliant and InterCept decided not to further develop or support the software. InterCept also reviewed the realizability of goodwill recorded on a 1996 acquisition as this acquisition had operating losses for 1997 that significantly exceeded budgeted amounts. This acquired company was unsuccessful in implementing its sales plan to targeted customers, and InterCept anticipated that they would continue to incur operating losses for the foreseeable future. Based on the current and projected losses, InterCept determined that the goodwill was impaired and, accordingly, recorded a $536,000 charge to operating income.

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

                  In the event the future tax consequences of differences between the financial reporting bases and the tax bases of InterCept's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for a portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies.

                  The income or loss of InterCept Communications Technologies was included in the income tax returns of the members of the limited liability company until October 31, 1997, in accordance with the provisions of the Internal Revenue Code. The income tax provision for the year ended December 31, 1997 includes pro forma taxes of $152,000 as if InterCept Communications Technologies had been a C corporation for the entire period. In connection with the change in tax status of InterCept Communications Technologies in 1997 to a C corporation, an accumulated deficit of $11,000 was reclassified from accumulated deficit to common stock in the accompanying statement of shareholders' equity (deficit).

      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, and accounts payable, approximate carrying value due to the short-term maturity of the instruments. The fair value of short-term and long-term debt amounts approximate carrying value and are based on their effective interest rates compared to current market rates.

      ADVERTISING COSTS

                  InterCept expenses all advertising costs as incurred.

      SOURCES OF SUPPLIES

                  InterCept voluntarily uses a single vendor for routing equipment issued in InterCept's communications network. However, if the vendor were unable to meet InterCept's needs, management believes that other sources for this equipment exist on similar terms and that operating results would not be affected.

      NET (LOSS) INCOME PER COMMON SHARE

                  Basic earnings per share are computed based on the weighted average number of total common shares outstanding during the respective periods. Diluted earnings per share are computed based on the weighted average number of total shares of common stock outstanding, adjusted for common stock equivalents.

      COMPREHENSIVE INCOME

                  Comprehensive income is the total of net income and all other non-owner changes in shareholders' (deficit) equity. For the year ended December 31, 1997, there were no non-owner changes in shareholders' (deficit) equity. For the year ended December 31, 1998, other comprehensive income consists of unrealized holding gains on marketable securities of $300,000, net of related tax effects of $114,000. For the year ended December 31, 1999, other comprehensive income consists of unrealized holding losses on marketable securities of $150,000, net of related tax effects of $56,000. There were no gains realized on marketable securities in net (loss) income for the years ended December 31, 1997, 1998, and 1999, and thus there were no reclassification adjustments to comprehensive income.


NEW ACCOUNTING PRONOUNCEMENTS

                  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. InterCept will be required to adopt the new statement on January 1, 2001. InterCept does not expect SFAS No. 133 to have a significant impact on the financial statements.

3.    ACQUISITIONS

                  On January 31, 1998, InterCept acquired all of the outstanding shares of InterCept Communications Technologies in exchange for 2,741,029 shares of common stock of InterCept. The transaction was accounted for as a pooling of interests. The results of operations of InterCept Communications Technologies have been included in the accompanying financial statements for all periods presented.

                  On August 4, 1998, InterCept acquired certain assets and assumed certain liabilities of Nova Financial Corporation. The transaction was accounted for as a purchase. InterCept paid approximately $1.1 million. The consideration exchanged exceeded the net tangible asset value of Nova by approximately $1.2 million. This amount was allocated to goodwill and is being amortized over a period of 40 years. The results of operations of the acquired business have been included in InterCept's consolidated financial statements from the date of acquisition. In conjunction with the acquisition, InterCept established a reserve of approximately $160,000 for estimated costs to close the existing Nova facility. However, InterCept's costs have been higher than anticipated. During the third quarter of 1999, InterCept adjusted goodwill and accrued an additional $100,000 to cover these costs. The costs mainly consist of the remaining noncancelable obligation under the lease on the facility. During 1998 and 1999, approximately $51,000 and $159,000, respectively, of lease costs were charged against the reserve.

                  On September 30, 1998, InterCept acquired certain assets and assumed certain liabilities of Advance Data Partnership. The transaction was accounted for as a purchase. InterCept paid approximately $1.1 million and exceeded the net tangible asset value of Advance Data by approximately $556,000. Of this excess, $38,000 was allocated to contracts based on a discounted cash flow analysis and is being amortized over a period of 24 months, and the remaining $518,000 has been allocated to goodwill and is being amortized over a period of 40 years. The results of operations of the acquired business have been included in InterCept's consolidated financial statements from the date of acquisition.

                  On October 21, 1998, InterCept acquired certain assets and assumed certain liabilities of Item Processing of America. The transaction was accounted for as a purchase. The consideration exchanged was approximately $1.3 million and exceeded the net tangible asset value of Item Processing of America by approximately $1.1 million. Of this excess, $195,000 was allocated to contracts based on a discounted cash flow analysis and is being amortized over a period of 24 months, and the remaining $940,000 has been allocated to goodwill and is being amortized over a period of 40 years. The results of operations of the acquired business have been included in InterCept's consolidated financial statements from the date of acquisition.

                  InterCept acquired an additional 33% of ProImage in August 1998 and acquired certain assets and assumed certain liabilities of Premier Imaging in September 1998. Total purchase price was approximately $290,000. The purchase price exceeded net tangible assets by approximately $83,000, which has been allocated to contracts based on a discounted cash flow analysis and is being amortized over a period of 36 months. The results of operations of the acquired business have been included in InterCept's consolidated financial statements from the date of acquisition.

                  On January 11, 1999, InterCept acquired certain assets and assumed certain liabilities of Eastern Software, Inc., a provider of loan portfolio management software. InterCept paid approximately $450,000 which exceeded the net tangible asset value of Eastern Software by approximately $507,000. This excess has been allocated to goodwill and is being amortized over a period of 5 years. The results of operations of the acquired business have been included in InterCept's consolidated financial statements from the date of acquisition.

                       On March 9, 1999, InterCept acquired Direct Access Interactive, Inc., a provider of telephone banking and Internet banking services to financial institutions. InterCept issued approximately 150,000 shares of its common stock with a fair market value of approximately $1.4 million and assumed of long-term debt of approximately $300,000. The consideration exceeded the net tangible asset value of Direct Access by approximately $1.8 million, which was allocated to goodwill and was being amortized over a period of 5 years. This acquisition has been accounted for as a purchase. The results of operations of the acquired business have been included in InterCept's consolidated financial statements from the date of acquisition until the date of deconsolidation discussed below.

                       On May 28, 1999, InterCept acquired L.E. Vickers & Associates, Inc. and Data Equipment Services, Inc. L.E. Vickers & Associates is a provider of core data processing and Data Equipment Services is an equipment and maintenance provider. InterCept issued approximately 500,000 shares of its common stock with a fair market value of approximately $6.5 million. The consideration exceeded the net tangible asset value of Vickers and Data Equipment Services by approximately $5.4 million, which was allocated to goodwill and is being amortized over a period of 20 years. This acquisition has been accounted for as a purchase. The results of operations of the acquired business have been included in InterCept's consolidated financial statements from the date of acquisition.

                  On August 6, 1999, InterCept acquired SBS Data Services, Inc., an Alabama corporation that provides core data processing services for community financial institutions in exchange for approximately 192,000 shares of InterCept's common stock with a fair market value of approximately $4.1 million. The consideration exceeded the net tangible asset value of SBS Data Services by approximately $3.8 million. This excess was allocated to the following intangible assets with the following amortization lives:

                          Contracts         $   400,000        5 years
                          Workforce             100,000        3 years
                          Goodwill            3,300,000       20 years

                  At the same time, Direct Access merged with SBS Corporation, an Alabama corporation which provided Internet and telephone banking, check imaging and optical storage products and services to community financial institutions. Total consideration paid by Direct Access was approximately $16.6 million in cash, 2.6 million shares of Direct Access common stock valued at $11.50 per share and repayment of approximately $4.9 million in debt owed by SBS Corp. The former shareholders of SBS Corp. had the right to put the shares back to Direct Access at $11.50 per share if Direct Access did not complete an initial public offering by August 6, 2001. The put option expired in November 1999 upon completion of Netzee's (formerly Direct Access) initial public offering. To enable Direct Access to complete this transaction, InterCept borrowed $21.6 million under its line of credit and loaned these funds to Direct Access (Note 14). After the merger, Direct Access sold all of the assets of SBS Corp, other than its Internet and telephone banking assets, to InterCept in exchange for 450,000 shares of Direct Access common stock owned by InterCept. InterCept's consideration exceeded the net tangible asset value of SBS Corp. by approximately $5.3 million. This excess was allocated to the following intangible assets with the following amortization lives:

                            Contracts        $  400,000          5 years
                            Workforce           100,000          3 years
                            Goodwill          4,800,000         10 years


                  In August 1999, InterCept formed Netzee, Inc., a wholly-owned subsidiary, for the purpose of combining Direct Access and several other businesses, as discussed below:

                        1. Pursuant to an Agreement and Plan of Merger between Netzee and Direct Access, Direct Access merged with and into Netzee. The shareholders of Direct Access received one share of Netzee common stock for each share of Direct Access common stock they owned.

                        2. Pursuant to an Asset Contribution Agreement between InterCept, Netzee and The Bankers Bank, a Georgia banking corporation, Netzee acquired various assets and assumed certain liabilities related to the Internet banking division of The Bankers Bank. As consideration, Netzee issued 1,361,000 shares of its common stock to The Bankers Bank valued at $11.50 per share. Pursuant to an Asset Contribution Agreement between InterCept, Netzee and TIB The Independent Banker's Bank, a Texas banking association, Netzee acquired various assets and assumed certain liabilities related to the Internet banking division of TIB. As consideration, Netzee issued 1,361,000 shares of its common stock to TIB valued at $11.50 per share. Additional consideration of 76,000 shares of common stock was issued to a third party for $100,000 in connection with these acquisitions.

                        3. Pursuant to an Agreement and Plan of Merger by and among Netzee, Dyad Corporation, a Georgia corporation, and certain shareholders of Dyad, Dyad merged with and into Netzee. As consideration, Netzee paid to Dyad's shareholders approximately $900,000 in cash and approximately 618,000 shares of Netzee common stock valued at $11.50 per share. Netzee also repaid approximately $3.5 million in debt of Dyad at the closing. Based in Norcross, Georgia, Dyad develops proprietary loan application and approval and fulfillment software.

                       4. Netzee also acquired Call Me Bill, LLC, a provider of 24-hour electronic bill payment services to financial institutions' customers, for $3.3 million in cash. To enable Netzee to complete this transactions, InterCept loaned to Netzee approximately $7.3 million. This loan was in addition to the $21.6 million loaned to Netzee, as the successor to Direct Access, in connection with the merger of Direct Access and SBS Corp. in August 1999.

                       As a result of the issuance of shares of Netzee in connection with these transactions, InterCept's ownership in Netzee decreased to approximately 49% on September 3, 1999. Because Netzee issued stock at a price in excess of its book value, InterCept's net investment in Netzee increased. InterCept has recognized gains totaling approximately $59.7 million related to the increases in InterCept's investment value in accordance with Staff Accounting Bulletin No. 51. Of this amount, approximately $38.9 million is included in interest and other income in the accompanying statements of operations. The remaining gain of $20.8 million, net of income tax effects of $7.9 million, has been recorded directly to equity as it was generated from the issuance of puttable stock to SBS Corp. discussed above. This put option expired in November 1999 upon completion of Netzee's initial public offering.

                  The following unaudited pro-forma consolidated financial information for the years ended December 31, 1998 and 1999 assume that the following events had occurred on January 1, 1998 (in thousands, except per share amounts):

         o InterCept's acquisitions of Nova, Advance Data, Direct Access Interactive, Inc., L.E. Vickers & Associates, Data Equipment Services, and SBS Data Services;
         o InterCept's transfer of 450,000 shares of Direct Access common stock in exchange for the non-remote banking operations of SBS Corp.;
         o InterCept's recording of compensation expense related to equity securities issued by Direct Access below fair market value in August 1999;
         o     InterCept's creation of Netzee and Netzee's merger with Direct
               Access
         o Netzee's acquisitions of the internet banking operations of TIB The Independent BankersBank and The Bankers Bank, Call Me Bill, and Dyad; and
         o The deconsolidation of the operations of Netzee from InterCept's operations

                                                                (unaudited)
                                                         1998             1999
                                                    =============     ============
     Revenues                                          $50,508           $58,218
                                                    =============     ============

     Net income before income taxes
     and minority interest                               4,538            46,602
                                                    =============     ============

     Net loss per common share                          $(3.04)           $(1.46)
                                                    =============     ============


                  The unaudited pro forma consolidated financial information is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the periods presented or of future operations of the combined entities.


4.    INVESTMENT IN AFFILIATE

                  Investment in affiliate represents InterCept's interest in Netzee. As of December 31, 1999, InterCept owned approximately 37% of Netzee. Based on the closing market price of Netzee's common stock on December 31, 1999, the investment had a value of approximately $125.5 million. As of December 31, 1999, Netzee had 500,000 shares of preferred stock outstanding which is convertible to 411,067 shares of common stock subject to certain events, outstanding warrants to purchase 461,876 shares of common stock, and outstanding stock options for 2,815,500 shares of common stock, all of which could dilute InterCept's ownership of Netzee. Summarized financial information of Netzee as of December 31, 1999 and for the period from March 1, 1999 to December 31, 1999 is as follows (in thousands):



          Net revenue                                         $    2,260
          Operating expense                                       23,979
          Net loss from continuing operations                    (26,933)
          Net loss                                               (26,933)




          Current assets                                      $   14,585
          Noncurrent assets                                      128,659
          Current liabilities                                      9,787
          Noncurrent liabilities                                  13,077
          Redeemable preferred stock                               6,500



  5.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1998 and 1999 consisted of the following (in thousands):




                                                                                        1998              1999
                                                                                       --------         ---------
     Land and building                                                                $    622          $    622
     Leasehold improvements                                                                141               318
     Machinery and equipment                                                             7,040             9,260
     Furniture and office equipment                                                        310               648
     Software                                                                            1,421             1,859
     Construction in progress                                                              387             2,262
                                                                                       --------          ---------
                                                                                         9,921            14,969
     Less accumulated depreciation                                                      (2,828)           (4,341)
                                                                                       --------          ---------
     Property and equipment, net                                                        $7,093           $10,628
                                                                                       ========         ==========


  6.  INTANGIBLES

Intangibles at December 31, 1998 and 1999 are summarized as follows (in thousands):

                                                    1998              1999
                                                  ---------         ---------
              Goodwill                              $4,270           $19,562
              Product technology                       474             1,009
              Customer contracts                       675             1,634
              Work force in place                        0               200
              Organizational costs                      23                 0
                                                  ---------         ---------
                                                     5,442            22,405
              Less accumulated amortization           (781)           (1,805)
                                                  ---------         ---------
                                                    $4,661           $20,600
                                                  =========         =========


  7.  LONG-TERM DEPT

Long term debt at December 31, 1998 and 1999 consisted of the following (in thousands):

                                                                                          1998              1999
                                                                                        ---------         ---------
     Note payable to First Macon Bank & Trust, interest payable at prime;
     monthly principal and interest installments; payable in full on
     September 15, 2001; the note is collateralized by assets of InterCept and a
     corporate guarantee by ProVesa of two-thirds of the balance of the debt                $242             $158


     Note payable to First Macon Bank & Trust, interest payable at prime;
     monthly principal and interest payments; payable in full on October 25,
     2002; the note is collateralized by assets of InterCept and a corporate
     guarantee by ProVesa of two-thirds of the balance of the debt                           64                51


     $35 million line of credit with First Union National Bank, as amended;
     interest payable monthly at the option of InterCept at (i) prime rate less
     .25% or (ii) LIBOR rate plus applicable margin as defined (approximately
     7.38% as of December 31, 1999); payable in full on June 30, 2002;
     guaranteed by substantially all assets of InterCept                                      0             12,511

     Equipment under capital lease expiring July 2001                                         0                103
                                                                                       ---------          ----------
                                                                                            306             12,823
    Less current maturities                                                                (95)              (154)
                                                                                       ---------          ----------
                                                                                           $211            $12,669
                                                                                       =========          ==========

                  Future maturities of notes payable and line of credit at December 31, 1999 are as follows (in thousands):

                                2000                                        99
                                2001                                        93
                                2002                                    12,528
                                                                        ------
                                                                       $12,720
                                                                       =======

         Future minimum payments under the capital lease are as follows (in thousands) at December 31, 1999:

           2000                                                        $  64
           2001                                                           52
                                                                       -------
             Total minimum lease payments                                116
       Executory costs & imputed interest                                (13)
                                                                      -------
            Present value of net minimum lease payments                  103
        Less current portion                                             (55)
                                                                      -------
        Capital lease obligation                                      $   48
                                                                      =======

      LINE OF CREDIT

                  The First Union credit facility contains provisions which require InterCept to maintain certain financial ratios and minimum net worth amounts and which restrict InterCept's ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay cash dividends.


  8.  INCOME TAXES

                  The components of income tax (benefit) provision in the consolidated statements of operations for the years ended December 31, 1997, 1998, and 1999 are as follows (in thousands):

                                                                           1997            1998           1999
                                                                         --------      -----------      ----------
     Current expense                                                       $529          $   794         $ 5,882
     Deferred (benefit) expense                                             (15)             770          14,268
     Pro forma tax expense                                                  152                0               0
                                                                         --------      -----------      ----------
     Provision for income taxes                                            $666           $1,564         $20,150
                                                                         ========      ===========      ==========


                  The income tax provision reflects pro forma income taxes as if InterCept Communications Technologies had been a C corporation for all periods presented.

                  The income tax provision, as reported in the statements of operations, differs from the amounts computed by applying federal statutory rates due to the following for the years ended December 31, 1997, 1998, and 1999 (in thousands):

                                                                           1997            1998             1999
                                                                         --------      -----------      ----------
     Federal income tax provision at statutory rate                       $  79           $1,373        $ 15,461

     Permenant tax/book basis differences, primarily goodwill               494               41             900
     Gain related to transfer of assets from subsidiary                       0                0           1,964
     Meals and entertainment                                                 16               22              41
     State tax provision, net of federal effect                              73              160           1,801
     Other                                                                    4              (32)            (17)
                                                                       --------      -----------      ----------
                                                                           $666           $1,564         $20,150
                                                                      =========      ===========      =========-


                  Deferred income tax assets and liabilities for 1998 and 1999 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences that give rise to deferred tax assets and liabilities at December 31, 1998 and 1999 are as follows (in thousands):


                                                                                    1998            1999
                                                                                ------------    ------------
              Deferred tax assets:
                  Deferred revenue                                           $         0        $  1,822
                  Accounts receivable reserves                                        64             147
                  Net operating loss carryforwards                                    34               0
                  Other                                                               31              63
                                                                                -----------     ------------
                            Total gross deferred tax assets                          129           2,032
                  Less valuation allowance                                           (34)              0
                                                                                -----------     ------------
                            Net deferred tax assets                                   95           2,032
                                                                                -----------     ------------
              Deferred tax liabilities:
                  Accelerated depreciation                                          (186)           (454)
                  Investment basis difference                                          0         (22,192)
                  Other                                                              (11)              0
                                                                                -----------     ------------
                            Total gross deferred tax liabilities                    (197)        (22,646)
                                                                                -----------     ------------
              Net deferred tax liability                                            (102)        (20,614)

              Less current net deferred tax assets                                    80           1,956
                                                                                -----------     ------------
              Noncurrent net deferred tax liabilities                              $(182)       $(22,570)
                                                                                ===========     ============


                  In 1998, InterCept recorded a deferred tax asset of $39,000 in connection with the acquisition of Item Processing of America, related to the net operating loss carryforwards of Item Processing of America of approximately $103,000. All of the losses were used by InterCept in 1998 and 1999. Due to the deconsolidation of Netzee, InterCept will not receive a future tax benefit for any of Netzee's losses. The investment basis difference mainly relates to gains recorded related to stock issuances of Netzee as discussed in Note 3 which are not taxable until realized.


  9.  SHAREHOLDERS' EQUITY

                  On February 25, 1998, the board of directors declared a stock split on InterCept's common stock. The stock split was effected in the form of a stock dividend of 1.1053 shares of common stock issued for each share of common stock held by shareholders of record on February 28, 1998. The effect of the stock split has been retroactively reflected as of December 31, 1996 in the statements of changes in shareholders' (deficit) equity and for all periods presented. All references to the per share amounts and elsewhere in the financial statements and related footnotes have been restated as appropriate to reflect the effect of the stock split.


10.   STOCK OPTION PLANS

      1996 STOCK OPTION PLAN

                  The Board of Directors and InterCept's shareholders approved InterCept's Amended and Restated 1996 Stock Option Plan effective as of November 12, 1996. Awards under the 1996 Stock Option Plan are currently granted by a compensation committee composed of two independent directors of the Board of Directors. Awards issued under the 1996 Stock Option Plan may include incentive stock options ("ISOs") and/or nonqualified stock options ("NQSOs") and/or grants of restricted stock. The compensation committee administers the 1996 Stock Option Plan and generally has the discretion to determine the terms of an option grant, including the number of option shares, option price, term, vesting schedule, the post-termination exercise period, and whether the grant will be an ISO or NQSO. Notwithstanding this discretion, (i) the number of shares subject to options granted to any individual in any fiscal year may not exceed 315,795 shares (subject to certain adjustments), (ii) if an option is intended to be an ISO and is granted to a shareholder holding more than 10% of the combined voting power of all classes of InterCept's stock or the stock of its subsidiary on the date of the grant of the option, the option price per share of common stock may not be less than 110% of the fair market value of such share at the time of grant, and

         (iii) the term of an ISO may not exceed ten years, or five years if granted to a shareholder owning more than 10% of the total combined voting power of all classes of stock on the date of the grant of the option.

                  The 1996 Stock Option Plan provides for the granting of nonqualified stock options to the directors of InterCept. The board of directors has authorized the issuance of up to 175,000 shares of common stock under the 1996 Stock Option Plan pursuant to options having an exercise price equal to the fair market value of the common stock on the date the options are granted. The board of directors has approved Director Grants of (i) options to purchase 35,000 shares to each nonemployee director of InterCept who beneficially owns less than 4% of InterCept's outstanding common stock on the date of such directors' initial election to the board of directors and (ii) options to purchase 5,000 shares to each director on each anniversary date of such director's election to the board at an exercise price equal to the fair market value of the common stock on the date the options are granted. Each initial director grant option vests ratably over the director's three-year term of service, and each annual grant vests on the date of grant. Each director grant expires five years after the date of grant unless canceled sooner as a result of termination of service or death or unless such option is fully exercised prior to the end of the option period.

                  The maximum number of shares of common stock that currently may be subject to outstanding options, determined immediately after the grant of any option, at December 31, 1999, is 1,521,218 shares (subject to certain adjustments). The 1996 Stock Option Plan provides that the number of shares of common stock available for issuance thereunder shall be automatically increased on the first trading day of each calendar year beginning January 1, 1999 by the lesser of (i) 3% of the number of shares outstanding on the preceding trading day or (ii) 315,795 shares (subject to certain adjustments). Shares of common stock that are attributable to awards which have expired, terminated, or been canceled or forfeited during any calendar year are available for issuance or use in connection with future awards during such calendar year.

                  The 1996 Stock Option Plan will remain in effect until terminated by the Board of Directors. The 1996 Stock Option Plan may be amended by the Board of Directors without the consent of the shareholders of InterCept, except that any amendment, although effective when made, will be subject to shareholder approval within one year after approval by the Board of Directors if the amendment increases the total number of shares issuable pursuant to ISOs (other than the permitted annual increase), changes the class of employees eligible to receive ISOs that may participate in the 1996 Stock Option Plan or otherwise materially increases the benefits accruing to recipients of ISOs.

                  A summary status of InterCept's stock option plan as of December 31, 1997, 1998, and 1999 and changes during the year is presented below:

                                                                                            PRICE         WEIGHTED AVERAGE
                                                                          SHARES            RANGE           OPTION PRICE
                                                                       -------------    ------------      -----------------

              Outstanding at December 31, 1996                            613,171       $2.16-$2.37            $ 2.17
                  Granted                                                 178,951       $2.16                  $ 2.16
                                                                       -------------
              Outstanding at December 31, 1997                            792,122       $2.16-$2.37            $ 2.17
                  Granted                                               1,036,378       $6.38-$7.70            $ 7.34
                  Terminated                                             (844,146)      $2.16-$7.70            $ 4.31
                                                                       -------------
              Outstanding at December 31, 1998                            984,354       $2.16-$7.70            $ 5.78
                  Granted                                                 543,500       $7.50-$18.75           $14.89
                  Exercised                                               (25,416)      $2.16 - $ 7.00         $ 2.92
                  Terminated                                               (6,000)      $7.00 - $18.75         $13.91
                                                                       -------------
              Outstanding at December 31, 1999                          1,496,438        $2.16 - $18.75        $ 9.10
                                                                       =============

                  Grants and terminations listed above for 1998 include 317,689 options granted on February 1, 1998 to certain employees and directors. These options were issued at $7.70 per share but were later canceled and reissued at the initial public offering price of $7.00 per share, the fair market value of the stock at the reissue date.

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

                  InterCept has elected to account for its stock-based compensation plans under APB Opinion No. 25, under which no compensation cost has been recognized by InterCept. However, InterCept has computed, for pro forma disclosure purposes, the value of all options granted since January 1, 1995 to employees of InterCept using the Black-Scholes option pricing model prescribed by SFAS No. 123 and the following weighted average assumptions:

                                             1997               1998               1999
                                         ------------       -------------      -------------
     Risk-free interest rate             6.15% - 6.29%      5.34%-5.56%        6.76%
     Expected dividend yield             0%                 0%                 0%
     Expected lives                      Five years         Three to four      Seven years
                                                            years
     Expected volatility                 0%                 35%                83.6%

                  The weighted average fair value of options for the stock granted to employees of InterCept in 1997, 1998 and 1999 was $1.19, $2.35 and $11.32 per share, respectively. The total value of options for InterCept's stock granted to employees of InterCept during 1997, 1998 and 1999 was computed as approximately $101,000, $1,668,000 and $6,146,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. If InterCept had accounted for these plans in accordance with SFAS No. 123, InterCept's net (loss) income and net (loss) income per common share for the years ended December 31, 1997, 1998 and 1999 would have been as follows:

                                              Year Ended December 31,
                                              -----------------------
                                         1997           1998            1999
                                    -------------- --------------  ---------
                                       (in thousands, except per share data)

Net (loss) income                       $ (473)        $1,887          $ 8,383
Net (loss) income per common
  share - diluted                       $(0.07)        $ 0.23          $  0.82







                  The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:


                                                                                            WEIGHTED
                   EXERCISE                                      WEIGHTED                    AVERAGE
                     PRICE                NUMBER                 AVERAGE                   CONTRACTUAL
                     RANGE               OF SHARES                PRICE                  LIFE (IN YEARS)
                --------------      ------------------          -----------              ---------------
                 $1.88 - $3.75               256,749            $   2.19                        6.6
                   5.63 - 7.50               598,689                7.08                        8.2
                   7.50 - 9.38               220,000                7.78                        8.5
                 11.25 - 13.13                15,000               13.00                        9.4
                 13.13 - 15.00                10,000               14.94                        9.4
                 15.00 - 16.88               158,000               15.88                        9.5
                 16.88 - 18.75               238,000               17.83                        9.6


                  At December 31, 1997, 1998 and 1999, 77,896, 447,043, and
         665,254 options for InterCept's common stock with a weighted average exercise price of $2.27, $5.79, and $5.95 per share, respectively, were exercisable by employees of InterCept.





11.   NET (LOSS) INCOME PER COMMON SHARE

                  Net (Loss) Income per share at December 31, 1997, 1998, and 1999 were as follows (in thousands except share amounts):


                                                                      1997              1998              1999
                                                                  -------------     ------------       -----------
     Basic:
         Net (loss) income                                              $(395)           $2,475            $9,852
            Less preferred stock dividends                                (32)              (16)                0
                                                                  -------------    ------------        -----------
         Net (loss attributable) income available to
            common shareholders                                         $(427)           $2,459            $9,852
                                                                  =============    ============        ============

                                                                      1997              1998              1999
                                                                  -------------     ------------       -----------
     Weighted average common shares outstanding                     6,750,114         8,132,240         9,762,196
                                                                  ------------     -------------      ------------
     Per share amount                                                  $(0.06)            $0.30             $1.01
                                                                  ============     =============      ============
     Diluted:
         Net (loss) income                                              $(395)           $2,475            $9,852
            Less preferred stock dividends                                (32)              (16)                0
                                                                  ------------     -------------      ------------
         Net (loss attributable) income available to
            common shareholders                                         $(427)           $2,459            $9,852
                                                                  ============     =============      ============

     Weighted average common shares outstanding                     6,750,114         8,132,240         9,762,196

     Shares assumed issued upon exercise of dilutive
         stock options using the treasury stock method                      0           114,274           451,350
                                                                  ------------     -------------      ------------
                   Total                                            6,750,114         8,246,514        10,213,546
                                                                  ============     =============      ============

    Per share amount                                                  $(0.06)            $0.30             $0.96
                                                                  ============     =============      ============

                  Basic and diluted earnings per common share were computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the year. Outstanding stock options, with exercise prices above the average stock prices for each quarter, were antidilutive and were therefore excluded from the computation of diluted shares above.


12.   EMPLOYEE BENEFITS

                  InterCept maintains a separate defined contribution 401(k) savings plan, which covers substantially all employees, subject to certain minimum age and service requirements. Contributions to this plan by employees are voluntary; however, InterCept matches a percentage of the employees' contributions. This percentage is determined annually by InterCept. InterCept's contributions approximated $38,000, $80,000, and $98,000 in 1997, 1998, and 1999,
         respectively.


13.   COMMITMENTS AND CONTINGENCIES

                  InterCept leases various equipment and facilities under operating lease agreements. Future minimum annual obligations under these leases as of December 31, 1999 are as follows (in thousands):

                2000                                            $1,360
                2001                                             1,168
                2002                                             1,096
                2003                                               573
                2004                                                41
                Thereafter                                          16
                                                               -------
                              Total                             $4,254
                                                               =======
                  Net rental expense was approximately $1,030,000, $865,000, and $1,271,000 during 1997, 1998, and 1999, respectively.


                  In connection with an acquisition that we completed in 1999, a licensor of a core processing product to the company we acquired has claimed that its license agreement was breached by the acquisition. The company that we acquired uses the disputed software to service approximately 50 customers under written agreements we now have with those customers. The owner of the software demanded arbitration and is claiming that it should be entitled to unspecified damages in excess of $50,000, termination of the license agreement, interest on its damages and reimbursement of its fees and costs. The arbitration is currently proceeding before the American Arbitration Association. We intend to vigorously defend these claims. However, if we do not prevail we could be required to pay a material amount in damages. If we lose all or a significant number of the customers that currently use the software or are required to pay large amounts of damages, it could have a material adverse effect on our revenues and profits.




14.   RELATED PARTY TRANSACTIONS

                  As discussed in Note 4, InterCept owned approximately 37% of Netzee as of December 31, 1999. Four of InterCept's directors also serve as directors of Netzee, and one of those directors is the Chief Executive Officer of Netzee. In order to enable Netzee to complete its acquisitions in August and September of 1999, InterCept borrowed funds under its line of credit and loaned these funds to Netzee. InterCept also made advances to Netzee to fund operations. These amounts were repaid to InterCept upon completion of Netzee's initial public offering in November 1999. On December 15, 1999, InterCept agreed to provide Netzee with a $15 million revolving line of credit. Borrowings on this line will bear interest at a rate of prime plus 2%. As of December 31, 1999, Netzee owed approximately $11.0 million to InterCept. Total interest on all borrowings for 1999 was approximately $677,000 and is included in interest and other income in the accompanying statement of operations.

                  InterCept and Netzee maintain a relationship to cross-market each other's products and services. During 1999, InterCept received $188,000 in commissions related to Netzee sales. InterCept also shared certain facilities with Netzee and provided certain administrative services to Netzee for a portion of 1999. InterCept charged Netzee approximately $124,000 for these shared costs.

                  During the years ended December 31, 1997, 1998, and 1999, InterCept incurred fees of approximately $31,000, $814,000, and $612,000, respectively for legal services to the law firm in which one of its partners is also a director of InterCept and Netzee.

                  InterCept provides telecommunications connectivity to Towne Services, Inc. ("Towne"). InterCept recorded revenue from Towne of approximately $128,000 during 1998 and $215,000 during 1999, which is classified in data communications management income. At December 31, 1998 and 1999, receivables from Towne were approximately $28,000 and $27,000, respectively. During 1999, InterCept purchased software from Towne Services for $825,000. The amount is included in accounts payable as of December 31, 1999. Additionally, InterCept owns 50,000 shares of Towne common stock, which was purchased in 1997. Two directors of InterCept serve as directors of Towne.

15.      SUBSEQUENT TRANSACTIONS

                  In February 2000, InterCept completed the acquisition of the assets of the Dallas, Texas item processing center of TIB-The Independent BankersBank. The consideration exchanged was approximately $750,000 in cash. This acquisition was accounted for as a purchase.

                  In February 2000, InterCept completed a public offering of its common stock. Proceeds to InterCept from this offering (after deducting expenses related to the offering) were approximately $66.0 million. Proceeds of this offering will be used to pay certain debt, to fund future acquisitions and investments, and for working capital and other general corporate purposes.

                  In March, 2000, InterCept acquired the assets of the Tampa, Florida item processing operations of M&I Data Services. The consideration exchanged was approximately $500,000 in cash. This acquisition was accounted for as a purchase.

                  On March 24, 2000, pending the finalization of the line of credit, InterCept entered into a promissory note with Netzee, Inc. in the principal amount of approximately $7.8 million, which reflects the amount borrowed under terms consistent with the commitments as of that date.

                                 EXHIBIT INDEX

Exhibit No.         Description
-----------         ------------------------------------------------------------

   10.23 Fourth Amendment to Loan and Security Agreement and Joinder Agreement dated August 6, 1999 by and among First Union National Bank and The InterCept Group, Inc. and its subsidiaries.

   10.27            Employment Agreement by and between LEV Acquisition Corp.
                    and Kenneth Kudrey dated as of May 28, 1999.

   10.28            Promissory note dated March 24, 2000 from Netzee, Inc. to
                    InterCept.

   21.1             Subsidiaries of InterCept.

   23.1             Consent of Arthur Andersen LLP.

   24.1             Power of Attorney (contained on the signature page hereof).

   27.1 Financial Data Schedule for the periods ending December 31, 1998 and 1999 (for SEC use only).

   99.1             Financial statements of Netzee, Inc.