Form 10-Q
period 2000-03-31
INTERCEPT GROUP INC
filed 2000-05-12
CIK 1054930

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                 Or


[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO____________, 19_____.

                      Commission file number :  01-14213

                            ----------------------


                           The InterCept Group, Inc.
            (Exact name of registrant as specified in its charter)

             Georgia                                    58 - 2237359
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


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                       Outstanding at May 5, 2000

     Common Stock, no par value                    12,821,601
                                                 (No. of Shares)
================================================================================

THE INTERCEPT GROUP, INC.

                                 INDEX TO FORM 10-Q



                                                                                       PAGE
                                                                                     ---------
      PART I           FINANCIAL INFORMATION                                             3

       Item 1.         Financial Statements                                              3

                       Condensed Consolidated Balance Sheets as of                       3
                       March 31, 2000 and December 31, 1999

                       Condensed Consolidated Statements of Operations for               4
                       the Three Months ended March 31, 2000 and 1999

                       Condensed Consolidated Statements of Cash Flows for               5
                       the Three Months ended March 31, 2000 and 1999

                       Notes to Condensed Consolidated Financial Statements              6

       Item 2.         Management's Discussion and Analysis of Financial                 9
                       Condition and Results of Operations

       Item 3.         Quantitative and Qualitative Disclosure About                    13
                       Market Risk

     PART II           OTHER INFORMATION                                                15

       Item 1.         Legal Proceedings                                                15

       Item 2.         Changes in Securities and Use of Proceeds                        15

       Item 3.         Defaults upon Senior Securities                                  15

       Item 4.         Submission of Matters to a Vote of Security Holders              15

       Item 5.         Other Information                                                15

       Item 6.         Exhibits and Reports on Form 8-K                                 15

     SIGNATURES                                                                         17

     EXHIBIT INDEX                                                                      17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

                                                                                              March 31,             December 31,
                                                                                                2000                   1999
                                                                                             -----------            ------------
                                                                                             (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                                 $ 11,672                $ 2,003
    Short term investments                                                                      45,450                    200
    Accounts receivable, less allowance for doubtful accounts of $336
          and $386 at March 31, 2000 and December 31, 1999, respectively                         8,623                  8,708
    Deferred tax assets                                                                          2,077                  1,956
    Inventory, prepaid expenses and other                                                        2,885                  2,538
                                                                                              --------                -------
          Total current assets                                                                  70,707                 15,405

Property and equipment, net                                                                     11,320                 10,628
Intangible assets, net                                                                          21,566                 20,600
Advances to affiliate                                                                            7,733                 10,957
Investment in affiliate                                                                         41,638                 40,446
Other noncurrent assets                                                                          1,391                  1,220
                                                                                              --------                -------
          Total assets                                                                        $154,355                $99,256
                                                                                              ========                =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of notes payable                                                       $    150                $   154
    Accounts payable and accrued liabilities                                                     3,801                  6,345
    Deferred revenue                                                                             6,038                  5,772
                                                                                              --------                -------
          Total current liabilities                                                              9,989                 12,271

Notes payable, less current portion                                                              1,367                 12,669
Deferred revenue                                                                                   406                    440
Deferred tax liability                                                                          25,201                 22,570
                                                                                              --------                -------
          Total liabilities                                                                     36,963                 47,950

Minority interest in consolidated subsidiary                                                       190                    175

Commitments and contingencies

Shareholders' equity:
    Preferred stock, no par value;  1,000,000 shares authorized;  no shares
        issued or outstanding                                                                        0                      0
    Common stock, no par value;  50,000,000 shares authorized;
        12,821,501 and 10,117,972 shares issued and outstanding
        at March 31, 2000 and December 31, 1999, respectively                                  108,236                 42,285
    Retained earnings                                                                            8,959                  8,754
    Accumulated other comprehensive income                                                           7                     92
                                                                                              --------                -------
          Total shareholders' equity                                                           117,202                 51,131
                                                                                              --------                -------
          Total liabilities and shareholders' equity                                          $154,355                $99,256
                                                                                              ========                =======

                    The accompanying notes are an integral part of these condensed consolidated balance sheets.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

                                                                          Three Months Ended
                                                                               March 31,
                                                                        ---------------------
                                                                            2000       1999 *
                                                                        ---------------------
                                                                              (Unaudited)
Revenues:
    Service fee income                                                    $10,921      $6,701
    Data communications management income                                   1,401       1,139
    Equipment and product sales, services and other                         2,232         737
                                                                          -------      ------
          Total revenues                                                   14,554       8,577

Costs of services:
    Cost of service fee income                                              3,059       1,880
    Cost of data communications management income                             977         775
    Cost of equipment and product sales, services and other                 1,720         639

Selling, general and administrative expenses                                5,489       3,285
Depreciation and amortization                                                 893         493
                                                                          -------      ------
          Total operating expenses                                         12,138       7,072

Operating income                                                            2,416       1,505
Other income, net                                                           7,280          26
                                                                          -------      ------
Income before provision for income taxes
       and minority interest                                                9,696       1,531
Provision for income taxes                                                  3,791         568
Equity in loss of affiliate                                                 5,686           0
Minority interest in income of consolidated subsidiary                         16          20
                                                                          -------      ------

Net income attributable to common shareholders                            $   203      $  943
                                                                          =======      ======

Net income per common share:
Basic                                                                     $  0.02      $ 0.10
                                                                          =======      ======
Diluted                                                                   $  0.02      $ 0.10
                                                                          =======      ======

Weighted average shares outstanding:
Basic                                                                      11,422       9,292
Diluted                                                                    12,070       9,566

* Consistent with March 31, 2000, results of operations reflect the acquisition of Direct Access, Inc. during March of 1999 as a purchase rather than as a pooling of interests.

The accompanying notes are an integral part of these condensed consolidated statements of operations.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                           ------------------------------
                                                                                               2000                1999 *
                                                                                           ------------------------------
                                                                                                     (Unaudited)
Cash flows from operating activities:
Net income attributable to common shareholders                                             $    203               $   943
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                           893                   493
        Minority interest in income of consolidated subsidiary                                   16                    20
        Deferred income tax provision                                                         2,509                    48
        Gain due to stock issuances of subsidiary                                            (6,862)                    0
        Equity in net loss of affiliate                                                       5,686                     0
    Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable, net                                                                 68                  (379)
        Inventory, prepaid expenses, and other                                                 (348)                 (227)
        Other assets                                                                           (165)                 (249)
        Accounts payable and accrued expenses                                                (2,807)                 (294)
        Deferred revenue                                                                        233                    27
                                                                                           --------               -------
             Net cash provided by operating activities                                         (574)                  382
                                                                                           --------               -------
Cash flows from investing activities:
       Acquisitions, net of cash acquired                                                    (1,175)                 (704)
       Decrease in note receivable                                                                4                     3
       Increase in investments                                                              (45,387)                    0
       Advances to affiliate                                                                  3,224                     0
       Purchases of property and equipment, net                                                (937)                 (542)
       Increases in capitalized software                                                       (131)                  (91)
                                                                                           --------               -------
             Net cash used in investing activities                                          (44,402)               (1,334)
                                                                                           --------               -------

Cash flows from financing activities:
       Proceeds from line of credit                                                           4,300                   761
       Income tax benefit related to exercise of stock options                                   37                     0
       Retirement of common stock                                                               (32)                    0
       Payments on notes payable and line of credit                                         (15,607)                 (305)
       Proceeds from issuance of common stock, net of related issuance costs                 65,747                    15
       Proceeds from exercise of stock options                                                  200                     0
                                                                                           --------               -------
             Net cash provided by financing activities                                       54,645                   471

Net (decrease) increase in cash and cash equivalents                                          9,669                  (481)
Cash and cash equivalents at beginning of the period                                          2,003                 3,224
                                                                                           --------               -------
Cash and cash equivalents at end of the period                                             $ 11,672               $ 2,743
                                                                                           ========               =======

Supplemental disclosures of cash flow information:
       Cash paid for interest                                                              $     82               $    24
                                                                                           ========               =======
       Cash paid for income taxes                                                          $  2,539               $    65
                                                                                           ========               =======
*  Consistent with March 31, 2000, results of operations reflect the acquisition of Direct Access, Inc. during March of 1999 as a purchase rather than as a pooling of interests.

               The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

                           THE INTERCEPT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

     We are a single-source provider of a broad range of technologies, products and services that work together to meet the electronic commerce and operating needs of community financial institutions. We focus on serving community financial institutions in the United States with assets of less than $500 million. Over 1,400 of these community financial institutions have contracted with us for electronic funds transfer transactions, core bank processing systems, check imaging systems or data communications management networks, as well as services related to each of these products and systems.

     In February 2000, we completed a public offering of our common stock. Our proceeds after deducting offering expenses were approximately $66.0 million. We used a portion of the proceeds to pay certain debt. We intend to use the remainder of the proceeds to fund future acquisitions and investments, and for working capital and other general corporate purposes.

     Basis of Presentation

     The consolidated financial statements include, as of March 31, 2000, our accounts and the accounts our following wholly-owned subsidiaries:

            ProVesa Services, Inc.,
            InterCept Switch, Inc.,
            LEV Acquisition Corp.
            InterCept Communications Technologies, Inc.

     In addition, ProImage, Inc., a corporation in which ProVesa has a 67% ownership interest as of March 31, 2000, has been consolidated in our consolidated financial statements since our inception, due to our control of ProImage. We retain responsibility for all day-to-day operations of ProImage and have and intend to continue to provide complete financial support for ProImage due to legal limitations on the other shareholder's ability to fund losses. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest in income represents the minority shareholder's proportionate share of the equity and earnings of ProImage.

     In the third quarter of 1999, Direct Access Interactive, Inc., one of our wholly owned subsidiaries, issued shares of its common stock in connection with several transactions. Direct Access was then merged into a new subsidiary, Netzee, Inc., which issued additional shares of common stock on September 3, 1999. As a result of these transactions, our ownership percentage in Netzee decreased to approximately 49%. We have accounted for our investment in Netzee after September 3, 1999 under the equity method, under which the operations of Netzee are recorded on a single line item in the statements of operations, "equity in loss of affiliate." Because we provided unlimited funding to Netzee until completion of its initial public offering in November 1999, all of

     Netzee's losses prior to the completion of the offering are included in that line item rather than our relative percentage of those losses. Following the completion of the initial public offering, we have recorded only our relative percentage of Netzee's net losses. As of March 31, 2000 we owned approximately 35% of Netzee's common stock.

     During the first quarter of 2000, Netzee issued common stock at a price in excess of its book value which resulted in an increase in InterCept's investment in Netzee. InterCept has recognized gains in accordance with Staff Accounting Bulletin No. 51 related to the increases in InterCept's investment value totaling approximately $6.9 million which is included in other income, net in the accompanying statement of operations.

2.   New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The SAB does not change existing accounting literature on revenue recognition, but rather explains the SEC staff's general framework for revenue recognition. SAB No. 101 states that changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle and must be recorded in the second quarter of 2000. The Company is currently reviewing its revenue recognition policy and does not expect the adoption of SAB No. 101 to have a material impact on the Company's results of operations.

3.   Accounting Changes

     In July 1999, we announced a letter of intent to merge its internet banking business with the internet banking business of two other companies. As a result of these transactions, InterCept has changed the accounting for the Direct Access acquisition in March of 1999 from a pooling of interest to a purchase. The accompanying unaudited interim financial statements for 1999 reflect that change.

4.   Net Income Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method which is based on the average stock price for the period. The effects of anti-dilutive options have been excluded.

     The following tables set forth a reconciliation of basic earnings per share to diluted earnings per share (in thousands, except earnings per share ("EPS") amounts):

                                                    Three Months Ended                            Three Months Ended
                                                      March 31, 2000                                March 31, 1999
                                             --------------------------------             ----------------------------------
                                             --------------------------------             ----------------------------------
                                             Income       Shares         EPS                Income       Shares         EPS
                                             --------------------------------             ----------------------------------
     Basic EPS                                 $203       11,422        $0.02                 $943        9,292        $0.10
     Dilutives:
     Stock options                                -          648            -                    -          274            -
                                             --------------------------------             ----------------------------------
     Diluted EPS                               $203       12,070        $0.02                 $943        9,566        $0.10
                                             ================================             ==================================

5.   Comprehensive Income

     Comprehensive Income is the total of net income and all other non-owner changes in shareholders' equity.

     The following table sets forth the calculation of our comprehensive income for the periods indicated below (in thousands):

                                                                 Three Months Ended
                                                                      March 31,
                                                                --------------------
                                                                 2000          1999
                                                                --------------------
Net income, as reported                                         $ 203         $  943

Unrealized gain (loss) on available
     for sale securities, net of tax:                             (86)            81
                                                                -----         ------

Comprehensive income                                            $ 117         $1,024
                                                                =====         ======

6.   Acquisitions

     During the first quarter of 2000 we completed several acquisitions of item processing centers. The consideration exchanged in connection with these acquisitions was $1.1 million and a $275,000 note payable on December 31, 2000 which is included in accounts payable and accrued liabilities in the accompanying balance sheet. This acquisitions were accounted for as purchases in accordance with Accounting Principles Board ("APB") Opinion No. 16, and, accordingly, the purchase price has been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the acquisition date. The results of operations of the acquired businesses have been included in our consolidated financial statements from each date of acquisition.


7.   Facility Closing Reserve

     In conjunction with the acquisition of Nova Financial Corporation in August 1998, we established a reserve of approximately $160,000 for estimated costs to close the existing Nova facility. However, our costs were higher than we originally anticipated. During the third quarter of 1999, we accrued an additional $100,000 to cover these costs. The costs primarily consist of the remaining non-cancelable obligation under the lease on the facility. For the three months ended March 31, 2000, we charged approximately $30,000 of lease costs related to the non-cancelable obligation against the reserve. There was $20,000 remaining in the reserve as of March 31, 2000.

8.   Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations at March 31, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                                                         March 31,           December 31,
                                                                                           2000                 1999
                                                                                       ----------------------------------
     Note payable to First Macon Bank & Trust, interest payable at prime; monthly principal and interest payments, payable in full on
     September 15, 2001; the note is collaterized by assets of
     ProImage and a corporate guarantee by ProVesa of two-thirds of
     the balance of the debt.                                                               137               $   158

     Note payable to First Macon Bank & Trust, interest payable at prime, monthly principal and interest payments,payable in full on
     October 25, 2002; the note is collaterized by assets of ProImage and a corporate guarantee by ProVesa of two-thirds of the balance
     of the debt.                                                                            37                    51

     $35.0 million line of credit with First Union National Bank, as amended, interest payable at the option of the Company at (i) prime less 0.25% or
     (ii) LIBOR plus applicable margin as defined, payable in full on
     June 30, 2002, guaranteed by substantially all assets of the Company.                1,261                12,511

     Equipment under capital lease expiring July 2001.                                       82                   103

                                                                                       ------------------------------
                                                                                          1,517                12,823
     Less current maturities                                                               (150)                 (154)
                                                                                       ------------------------------
                                                                                          1,367                12,669
                                                                                       ==============================

9.   Subsequent Events

     On May 1, 2000 we announced that an agreement has been signed to acquire the debit card program of The Bankers Bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Quarterly Report and include all statements that are not statements of historical fact regarding our intent, belief or expectations. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. Words such as "may," "would," could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate" are meant to identify such forward-looking statements. Such forward-looking statements are not guarantees and actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

     our brief combined operating history and whether we will be able to
maintain   profitability;
     whether we can obtain and manage growth or execute agreements with new customers;
     whether we can successfully locate, acquire and integrate new businesses and products;
     customer attrition;
     whether the market will accept our new products and services;
     increased competition;
     possible system failures and rapid changes in technology; and whether Netzee will be successful in its business strategies

     Our results could also differ materially from those expressed or implied by forward-looking statements due to the reasons detailed in our filings with the Securities and Exchange Commission including the "Risk Factors" section in our Registration Statement on Form S-3 (Registration No. 333-94511), as declared effective by the Securities and Exchange Commission on February 15, 2000.


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

       We derive EFT revenues principally from processing ATM and debit card transactions. We receive a base fee for providing our ATM processing services and an additional fee for each ATM serviced. Once the number of transactions by a financial institution exceeds established levels, typically between 2,000 and 3,000 transactions per month, we charge additional fees for these transactions. For debit card transactions, we generally receive a portion of the interchange fees charged by our financial institution customers, and we charge a monthly fee if our customers do not meet a certain minimum dollar amount of transactions for a particular month. Most charges due under our EFT service agreements are paid monthly.

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

       We license on an in-house basis Renaissance/TM/ software, our proprietary check imaging software that we acquired in August 1999 as a result of our acquisition of SBS Corp. We generate revenues from license fees and recurring annual maintenance fees charged for this system. Revenues from the licensing of Renaissance are recognized in accordance with Statement of Position 97-2, as discussed above. We also provide check imaging in a service bureau environment. On a service bureau basis, we generate revenues based on the volume of items processed. We recognize this revenue as we provide the service.

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

       In June 1998, we completed an initial public offering of our common stock. Since that time, we have completed a number of acquisitions. We originally accounted for our acquisition of Direct Access in March 1999 as a pooling of interest. As a result of subsequent transactions with Netzee, we have changed the accounting for the Direct Access acquisition to a purchase. Therefore, all of our acquisitions since our initial public offering have been accounted for as purchase transactions in our financial statements.

       Due to Netzee's issuance of common stock in connection with transactions that occurred on September 3, 1999, our ownership percentage in Netzee decreased to approximately 49% as of that date. As a result, we no longer consolidate Netzee's results of operations with our results of operations. We now account for our investment in Netzee under the equity method, which requires us to record the results of operations of Netzee in a single line item in our statement of operations titled "Equity in Loss of Affiliate." Because we provided unlimited funding to Netzee until completion of its initial public offering in

November 1999, all of Netzee's losses prior to the completion of the offering are included in that line item rather than our relative percentage of those losses. Following the completion of the initial public offering we have recorded only our relative percentage of Netzee's net losses. As of March 31, 2000, we owned approximately 35% of Netzee's common stock.

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

Results of Operations

  The following table sets forth the percentage of revenues represented by certain line items in our condensed consolidated statements of operations for the periods indicated.

                                                                          Three Months Ended
                                                                               March 31,
                                                                        ----------------------
                                                                          2000           1999
                                                                        ----------------------
Revenues                                                                  100.0%         100.0%
Costs of services                                                          39.6           38.4
Selling, general, and administrative expenses                              37.7           38.3
Depreciation and amortization                                               6.1            5.7
                                                                        -------       --------
Total operating expenses                                                   83.4           82.4
                                                                        -------       --------

Operating income                                                           16.6           17.5
Other income (expense), net                                                50.0            0.3
                                                                        -------       --------

Income before provision for income taxes and
        minority                                                           66.6           17.8
        interest
Provision for income taxes                                                 26.0            6.6
Equity in loss of affiliate                                                39.1            0.0
Minority interest in income of consolidated subsidiary                      0.1            0.2
                                                                        -------       --------

Net income                                                                  1.4%          11.0%
                                                                        =======       ========

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

  Revenues. Revenues increased 69.7% to $14.6 million for the three months ended March 31, 2000 from $8.6 million for the three months ended March 31, 1999. The $6.0 million increase was primarily attributable to (i) $4.2 million generated by an increase in service fee income, (ii) $1.5 million generated by additional hardware sales, and (iii) $300,000 generated by an increase in data communications management income. These increases are attributable to both internal growth and acquisitions.

  Costs of Services. Costs of services increased 74.7% to $5.8 million for the three months ended March 31, 2000 from $3.3 million for the three months ended March 31, 1999. The $2.5 million increase was primarily attributable to (i) $1.2 million related to service fee income, (ii) $1.1 million generated by additional hardware sales, and (iii) $200,000 related to data communications management.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 67.1% to $5.5 million for the three months ended March 31, 2000 from $3.3 million for the three months ended March 31, 1999. The $2.2 million increase was primarily due to additional personnel to support our growth and acquisitions and other miscellaneous expenses.

  Depreciation and Amortization. Depreciation and amortization increased 81.1% to $890,000 for the three months ended March 31, 2000 from $490,000 for the three months ended March 31, 1999. The $400,000 increase was primarily attributable to additional property, plant and equipment and additional amortization from acquisitions.

  Other Income (Expense). Other income (expense) increased to $7.3 million for the three months ended March 31, 2000 from $30,000 for the three months ended March 31, 1999. The increase was primarily due to a $6.9 million gain associated with the issuance of common stock of Netzee, Inc. and an increase of $480,000 in interest income.

  Provision for Income Taxes. Provision for income taxes increased to $3.8 million for the three months ended March 31, 2000 from $570,000 for the three months ended March 31, 1999. The increase was attributable to $2.6 million associated with the issuance of common stock of Netzee. The remaining increase of $630,000 is due to increased pre-tax profits.

  Equity in Loss of Affiliate. Equity in loss of affiliate was $5.7 million for the three months ended March 31, 2000. This amount is our share of Netzee's net loss. There was no equity in loss of affiliate for the three months ended March 31, 1999.

  Minority Interest in Income of Consolidated Subsidiary. Minority interest in income of consolidated subsidiary remained constant at $20,000 for the three months ended March 31, 2000 and for the three months ended March 31, 1999.

Liquidity and Capital Resources

  Cash and cash equivalents were $11.7 million at March 31, 2000. Short term investments with a maturity of one year or less were $45.5 million. Net cash used in operating activities was $565,000 for the three months ended March 31, 2000 and provided by operating activities was $380,000 for the three months ended March 31, 1999. The decrease in the net cash provided by operating activities was primarily attributable to a decrease in net income.

  Net cash used in investing activities was $44.4 million for the three months ended March 31, 2000 as compared to net cash used in investing activities of $1.3 million for the three months ended March 31, 1999. The increase in net cash used in investing activities was primarily due an increase in our investments resulting from our public offering of common stock in February 2000.

  Net cash provided by financing activities was $54.6 million for the three months ended March 31, 2000 compared to net cash provided by financing activities $470,000 for the three months ended March 31, 1999, respectively. The increase in net cash provided by financing activities was primarily due to the completion of our public offering of common stock in February, 2000.

  During 1998, we entered into a credit facility with First Union National Bank. Under this facility, as amended during the third quarter of 1999, we may borrow up to $35.0 million for working capital and to fund acquisitions and related expenses. The First Union credit facility contains provisions which require us to maintain certain financial ratios and minimum net worth amounts and which restrict our ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay dividends. The First Union credit facility matures on June 30, 2002. Interest is payable monthly and outstanding principal amounts accrue interest, at our option, at an annual rate equal to either (a) a floating rate equal to the lender's prime rate minus .25%, or (b) a fixed rate based upon the 30-day LIBOR rate plus applicable margins. On March 31, 2000, the interest rate under this facility was approximately 7.38%.

     We have committed, subject to some conditions, to provide to Netzee a $15.0 million line of credit for its working capital needs. Pending the completion of the line of credit, we entered into a promissory note with Netzee on March 24, 2000. As of March 31, 2000, a total of $7.7 million was due from Netzee under this promissory note. We plan to finance this line of credit with cash on hand and additional borrowings under our credit facility with First Union.

     While there can be no assurance, we believe that funds currently on hand, funds to be provided by operations, and funds available for working capital purposes under the First Union credit facility will be sufficient to meet our anticipated capital expenditures and liquidity requirements for at least the next 12 months. While there is no agreement presently in place, we may loan additional monies to Netzee to fund its working capital needs or operations. We intend to grow, in part, through strategic acquisitions and will make additional expenditures to negotiate and consummate acquisition transactions and integrate the acquired companies. No assurance can be made with respect to the actual timing and amount of expenditures and acquisitions. In addition, no assurance can be given that we will complete any acquisitions on terms favorable to us, if at all, or that additional sources of financing will not be required during these time periods or thereafter.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates. Borrowings under the First Union credit facility accrue interest at a fluctuating rate based either upon the lender's prime rate or LIBOR. Prior to August 6, 1999, we had less than $1.0 million outstanding under the First Union facility and, therefore, were not subject to significant risks from interest rate fluctuations. As of March 31, 2000, we had $1.3 million outstanding under this facility, which increases our risks from interest rate fluctuations. Changes in interest rates which dramatically increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies. Additional loans to Netzee may increase the amount outstanding under this facility.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

  We are not a party to, nor is any of our property subject to, any material legal proceedings, other than routine litigation incidental to our business.

Item 2.    Changes in Securities and Use of Proceeds

  None.

Item 3.    Defaults upon Senior Securities

  None.

Item 4.    Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote by our security holders during the first quarter ended March 31, 2000.

Item 5.    Other Information

  None.

Item 6.    Exhibits and Reports on Form 8-K

  a)  Exhibits


 Exhibit
   No.            Description
---------         -----------
   3.1    Amended and Restated Articles of Incorporation, as deemed filed with the
          Secretary of the State of Georgia on April 29, 1998 (incorporated by reference to the exhibits to InterCept's Registration Statement on Form 8-A
          (as amended on October 1, 1999)).
   3.2    Amended and Restated Bylaws (incorporated by reference to the exhibits to
          InterCept's Registration Statement on Form 8-A (as amended on October 1,
          1999)).
   3.3    Amendment to Amended and Restated Bylaws (incorporated by reference to the exhibits to InterCept's Registration Statement on Form 8-A (as amended on
          October 1, 1999)).
   4.1    See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of InterCept.
  27.1    Financial Data Schedule for the three and nine months ended March 31, 2000.

  b)   Reports on Form 8-K

  Form 8-K filed February 2, 2000.
        Reporting under Item 5 that we entered into an agreement to acquire the Dallas, Texas item processing center of TIB-The Independent BankersBank.

                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE INTERCEPT GROUP, INC.



May 10, 1999                /s/ John W. Collins
-------------               -------------------
Date                        John W. Collins
                            Chairman of the Board and Chief Executive Officer
                            (principal executive officer)


May 10, 1999                /s/ Scott R. Meyerhoff
------------                ----------------------
Date                        Scott R. Meyerhoff
                            Chief Financial Officer
                            (principal financial and accounting officer)