Form 10-Q
period 2000-06-30
INTERCEPT GROUP INC
filed 2000-08-11
CIK 1054930

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                                      Or


[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ____________, 19_____.

                      Commission file number :  01-14213

                                 ------------


                           The InterCept Group, Inc.
            (Exact name of registrant as specified in its charter)

                            Georgia                                          58 - 2237359
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

          Class                         Outstanding at July 31, 2000
                                                  12,828,768
Common Stock, no par value
                                                (No. of Shares)

================================================================================

THE INTERCEPT GROUP, INC.

                              INDEX TO FORM 10-Q



                                                                        PAGE
                                                                        ----

PART I      FINANCIAL INFORMATION

 Item 1.    Financial Statements                                          3

            Condensed Consolidated Balance Sheets as of
            June 30, 2000 and December 31, 1999                           3

            Condensed Consolidated Statements of Operations for
            the Three and Six Months ended June 30, 2000 and 1999         4

            Condensed Consolidated Statements of Cash Flows for
            the Six Months ended June 30, 2000 and 1999                   5

            Notes to Condensed Consolidated Financial Statements          6

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10

 Item 3.    Quantitative and Qualitative Disclosure About
            Market Risk                                                  15

PART II     OTHER INFORMATION

 Item 1.    Legal Proceedings                                            17

 Item 2.    Changes in Securities and Use of Proceeds                    17

 Item 3.    Defaults upon Senior Securities                              17

 Item 4.    Submission of Matters to a Vote of Security Holders          17

 Item 5.    Other Information                                            17

 Item 6.    Exhibits and Reports on Form 8-K                             18

SIGNATURES
EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

                                                                               June 30,   December 31,
                                                                                2000         1999
                                                                             -----------  ------------
                                                                             (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                   $  2,958        $ 2,003
   Short term investments                                                        42,503            200
   Accounts receivable, less allowance for doubtful accounts of $346
       and $386 at June 30, 2000 and December 31, 1999, respectively              8,651          8,708
   Deferred tax assets                                                            2,185          1,956
   Inventory, prepaid expenses and other                                          4,479          2,538
                                                                               --------        -------
       Total current assets                                                      60,776         15,405

Property and equipment, net                                                      12,669         10,628
Intangible assets, net                                                           25,966         20,600
Advances to affiliate                                                            14,951         10,957
Investment in affiliate                                                          35,800         40,446
Other noncurrent assets                                                           2,435          1,220
                                                                               --------        -------
       Total assets                                                            $152,597        $99,256
                                                                               ========        =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of notes payable                                         $  3,563        $   154
   Accounts payable and accrued liabilities                                       3,377          6,345
   Deferred revenue                                                               6,491          5,772
                                                                               --------        -------
       Total current liabilities                                                 13,431         12,271

Notes payable, less current portion                                                  15         12,669
Deferred revenue                                                                    430            440
Deferred tax liability                                                           25,199         22,570
                                                                               --------        -------
       Total liabilities                                                         39,075         47,950

Minority interest in consolidated subsidiary                                        207            175

Commitments and contingencies


Shareholders' equity:
   Preferred stock, no par value;  1,000,000 shares authorized;  no shares
       issued or outstanding                                                          -              -
   Common stock, no par value;  50,000,000 shares authorized;
       12,828,101 and 10,117,972 shares issued and outstanding
       at June 30, 2000 and December 31, 1999, respectively                     108,218         42,285
   Retained earnings                                                              5,131          8,754
   Accumulated other comprehensive income                                           (34)            92
                                                                               --------        -------
       Total shareholders' equity                                               113,315         51,131
                                                                               --------        -------
       Total liabilities and shareholders' equity                              $152,597        $99,256
                                                                               ========        =======

The accompanying notes are an integral part of these condensed consolidated balance sheets.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

                                                                         Three Months Ended                 Six Months Ended
                                                                              June 30,                          June 30,
                                                                        -------------------                 -----------------
                                                                        2000           1999                 2000         1999
                                                                        ----           ----                 ----         ----
                                                                            (unaudited)                        (unaudited)
Revenues:
   Service fee income                                                 $12,595         $ 7,650             $ 23,516      $14,351
   Data communications management income                                1,517           1,255                2,918        2,394
   Equipment and product sales, services and other                      1,843           1,182                4,075        1,919
                                                                      -------         -------             --------      -------
         Total revenues                                                15,955          10,087               30,509       18,664

Costs of services:
   Cost of service fee income                                           3,859           2,140                6,918        4,020
   Cost of data communications management income                        1,051             886                2,028        1,661
   Cost of equipment and product sales, services and other              1,489             882                3,209        1,521

Selling, general and administrative expenses                            5,958           3,798               11,447        7,083
Depreciation and amortization                                           1,011             616                1,904        1,109
                                                                      -------         -------             --------      -------
         Total operating expenses                                      13,368           8,322               25,506       15,394

Operating income                                                        2,587           1,765                5,003        3,270
Other income, net                                                       1,441              37                8,721           63
                                                                      -------         -------             --------      -------
Income before provision for income taxes and minority interest          4,028           1,802               13,724        3,333
Provision for income taxes                                              1,657             704                5,448        1,272
Equity in loss of affiliate                                            (6,181)              -              (11,867)           -
Minority interest in income of consolidated subsidiary                    (16)            (38)                 (32)         (58)
                                                                      -------         -------             --------      -------

Net (loss) income attributable to common shareholders                  (3,826)          1,060               (3,623)       2,003
                                                                      =======         =======             ========      =======
Net (loss) income per common share:
Basic                                                                 $ (0.30)        $  0.11             $  (0.30)     $  0.21
                                                                      =======         =======             ========      =======
Diluted                                                               $ (0.30)        $  0.11             $  (0.30)     $  0.20
                                                                      =======         =======             ========      =======

Weighted average shares outstanding:
Basic                                                                  12,827           9,594               12,124        9,444
Diluted                                                                12,827          10,035               12,124        9,802


The accompanying notes are an integral part of these condensed consolidated statements of operations.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                      -----------------
                                                                                       2000       1999
                                                                                      ------     ------
                                                                                   (unaudited)

Cash flows from operating activities:
Net (loss) income before preferred dividends                                        $ (3,623)   $ 2,003
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                     1,904      1,109
     Minority interest in income of consolidated subsidiary                               32         58
     Deferred income tax provision                                                     2,400         77
     Gain on sale of property and equipment                                               (4)         -
     Gain due to stock issuances of subsidiary                                        (7,197)         -
     Equity in net loss of affiliate                                                  11,867          -
  Changes in operating assets and liabilities, net of effects of acquisitions:
     Accounts receivable, net                                                         (1,376)       (67)
     Inventory, prepaid expenses, and other                                             (614)    (1,112)
     Other assets                                                                       (110)      (409)
     Accounts payable and accrued expenses                                            (3,207)       363
     Deferred revenue                                                                    603       (241)
                                                                                    --------    -------
       Net cash provided by operating activities                                         675      1,781
                                                                                    --------    -------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                                               (4,747)      (375)
     Decrease in note receivable                                                           7          6
     Purchase of investments                                                         (43,504)         -
     Advances to affiliate                                                            (3,994)         -
     Purchases of property and equipment, net                                         (3,761)    (2,440)
     Increases in capitalized software                                                  (409)      (202)
                                                                                    --------    -------
       Net cash used in investing activities                                         (56,408)    (3,011)
                                                                                    --------    -------

Cash flows from financing activities:
  Proceeds from line of credit                                                        12,250        761
  Income tax benefit related to exercise of stock options                                 40          -
  Retirement of common stock                                                             (32)         -
  Payments on notes payable and line of credit                                       (21,495)      (327)
  Proceeds from issuance of common stock, net of related issuance costs               65,680          -
  Proceeds from exercise of stock options                                                245         15
                                                                                    --------    -------
     Net cash provided by financing activities                                        56,688        449

Net (decrease) increase in cash and cash equivalents                                     955       (781)
Cash and cash equivalents at beginning of the period                                   2,003      3,224
                                                                                    --------    -------
Cash and cash equivalents at end of the period                                      $  2,958    $ 2,443
                                                                                    ========    =======
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                            $    100    $    28
                                                                                    ========    =======
  Cash paid for income taxes                                                        $  4,285    $   739
                                                                                    ========    =======

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

                           THE INTERCEPT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

     We are a single-source provider of a broad range of technologies, products and services that work together to meet the electronic commerce and operating needs of community financial institutions. We focus on serving community financial institutions in the United States with assets of less than $500 million. Over 1,500 of these community financial institutions have contracted with us for electronic funds transfer transactions, core bank processing systems, check imaging systems or data communications management networks, as well as services related to each of these products and systems.

     In February 2000, we completed a follow on public offering of our common stock. Our proceeds after deducting offering expenses were approximately $66.0 million. We used a portion of the proceeds to pay certain debt. We intend to use the remainder of the proceeds to fund future acquisitions and investments, and for working capital and other general corporate purposes.

     Basis of Presentation

     The consolidated financial statements include, as of June 30, 2000, our accounts and the accounts of our following wholly-owned subsidiaries:

        ProVesa Services, Inc.,
        InterCept Switch, Inc.,
        LEV Acquisition Corp.
        InterCept Communications Technologies, Inc.
        SBS Data Services, Inc.

     In addition, ProImage, Inc., a corporation in which ProVesa has a 67% ownership interest as of June 30, 2000, has been consolidated in our consolidated financial statements since our inception, due to our control of ProImage. We retain responsibility for all day-to-day operations of ProImage and have and intend to continue to provide complete financial support for ProImage due to legal limitations on the other shareholder's ability to fund losses. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest in income represents the minority shareholder's proportionate share of the equity and earnings of ProImage.

     In the third quarter of 1999, Direct Access Interactive, Inc., one of our wholly owned subsidiaries, issued shares of its common stock in connection with several transactions. Direct Access was then merged into a new subsidiary, Netzee, Inc.("Netzee"), which issued additional shares of common stock on September 3, 1999. As a result of these transactions, our ownership percentage in Netzee decreased to approximately 49%. We have accounted for our investment in Netzee after September 3, 1999 under the equity method, under which the operations of Netzee are recorded on a single line item in the statements of operations, "equity in loss of affiliate." Because we provided unlimited funding to Netzee until completion of its initial public offering in November 1999, all of Netzee's losses prior to the completion of the offering are included in that line item rather than our relative percentage of those losses. Following the completion of Netzee's initial public offering, we have recorded only our relative percentage of Netzee's net losses. As of June 30, 2000 we owned approximately 35% of Netzee's common stock.

     During 2000, Netzee issued common stock at a price in excess of its book value which resulted in an increase in InterCept's investment in Netzee. InterCept has recognized gains in accordance with Staff Accounting Bulletin No. 51 related to the increases in InterCept's investment value totaling approximately $7.2 million which is included in other income, net in the accompanying statement of operations.

2.   New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 does not change existing accounting literature on revenue recognition, but rather explains the SEC staff's general framework for revenue recognition. SAB No. 101 states that changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle and must be recorded by the fourth quarter of 2000. We have reviewed our revenue recognition policy and do not expect the adoption of SAB No. 101 to have a material impact on our results of operations.

3.   Accounting Changes

     In July 1999, we announced a letter of intent to merge our internet banking business with the internet banking business of two other companies. As a result of these transactions, InterCept has changed the accounting for the Direct Access acquisition in March of 1999 from a pooling of interest to a purchase. The accompanying unaudited interim financial statements for 1999 reflect that change.

4.   Net Income Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method which is based on the average stock price for the period. The effects of anti-dilutive options have been excluded. All options were anti-dilutive for the periods ending June 30, 2000 and have been excluded from the computation of net loss per share.

     The following tables set forth a reconciliation of basic earnings per share to diluted earnings per share (in thousands, except earnings per share ("EPS") amounts):

                                   Three Months Ended                    Three Months Ended
                                      June 30, 2000                         June 30, 1999
                              -----------------------------         ---------------------------
                               Income      Shares      EPS          Income     Shares      EPS
                              --------     ------    -------        ------     ------     -----
Basic EPS                     $(3,826)     12,827    $(0.30)        $1,060      9,594     $0.11

Dilutives:
Stock options                      -            -         -              -        441         -

                              -------      ------    ------         ------     ------     -----
Diluted EPS                   $(3,826)     12,827    $(0.30)        $1,060     10,035     $0.11
                              =======      ======    ======         ======     ======     =====

                                     Six Months Ended                     Six Months Ended
                                       June 30, 2000                       June 30, 1999
                              ------------------------------        ---------------------------
                               Income      Shares      EPS          Income     Shares      EPS
                              --------     ------    -------        ------     ------     -----

Basic EPS                     $(3,623)     12,124    $(0.30)        $2,003      9,444     $0.21

Dilutives:
Stock options                       -           -         -              -        358         -
                              -------      ------    ------         ------      -----     -----
Diluted EPS                   $(3,623)     12,124    $(0.30)        $2,003      9,802     $0.20
                              =======      ======    ======         ======      =====     =====



5.   Comprehensive Income

     Comprehensive Income is the total of net income and all other non-owner changes in shareholders' equity.

     The following table sets forth the calculation of our comprehensive income for the periods indicated below (in thousands):

                                                 Three Months Ended             Six Months Ended
                                                      June 30,                       June 30,
                                                --------------------           ------------------
                                                 2000          1999             2000        1999
                                                ------        ------           ------      ------

Net income, as reported                        $(3,826)       $1,060           (3,623)      2,003

Unrealized gain on securities,
  net of tax:                                      (40)          (55)            (126)         26
                                               -------        ------           ------       -----
Comprehensive income                           $(3,866)       $1,005           (3,749)      2,029
                                               =======        ======           ======       =====

6.   Acquisitions

     During the second quarter of 2000 we completed several acquisitions. The consideration exchanged for these acquisitions was approximately $3.5 million. The acquisitions were accounted for as purchases in accordance with Accounting Principles Board ("APB") Opinion No. 16, and, accordingly the purchase prices of each acquisition have been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the acquisition date. The results of operations of the acquired businesses have been included in our consolidated financial statements from each date of acquisition.

7.   Facility Closing Reserve

     In conjunction with the acquisition of Nova Financial Corporation in August 1998, we established a reserve of approximately $160,000 for estimated costs to close the existing Nova facility. However, our costs were higher than we originally anticipated. During the third quarter of 1999, we accrued an additional $100,000 to cover these costs. The costs primarily consist of the remaining non-cancelable obligation under the lease on the facility. For the three months ended June 30, 2000, we charged approximately $20,000 of lease costs related to the non-cancelable obligation against the reserve. There was no remaining reserve as of June 30, 2000.

8.   Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations at June 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                                              June 30,       December 31,
                                                                               2000             1999
                                                                             ---------       ------------

Note payable to First Macon Bank & Trust, interest payable at prime; monthly principal and interest payments, payable in full on
September 15, 2001; the note is collaterized by assets of
ProImage and a corporate guarantee by ProVesa of two-thirds of
the balance of the debt.                                                     $     -          $   158

Note payable to First Macon Bank & Trust, interest payable at prime, monthly principal and interest payments,payable in full on
October 25, 2002; the note is collaterized by assets of ProImage and a corporate guarantee by ProVesa of two-thirds of the balance
of the debt.                                                                       -               51

$35.0 million line of credit with First Union National Bank, as amended, interest payable at the option of the Company at (i) prime less 0.25% or
(ii) LIBOR plus applicable margin as defined, payable in full on
June 30, 2002, guaranteed by substantially all assets of the Company.          3,511           12,511

Equipment under capital lease expiring July 2001.                                 67              103
                                                                             -------          -------

                                                                               3,578           12,823
Less current maturities                                                       (3,563)            (154)
                                                                             -------          -------
                                                                             $    15          $12,669
                                                                             =======          =======

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

     We derive EFT revenues principally from processing ATM and debit card transactions. We receive a base fee for providing our ATM processing services and an additional fee for each additional ATM. Once the number of transactions by a financial institution exceeds established levels, typically between 2,000 and 3,000 transactions per month, we charge additional fees for these transactions. For debit card transactions, we generally receive a portion of the interchange fees charged by our financial institution customers, and we charge a monthly fee if our customers do not meet a certain minimum dollar amount of transactions for a particular month. Most charges due under our EFT service agreements are paid monthly.

     On a service bureau basis, we generate core data processing revenues from service and processing fees based on the volume of transactions processed. These revenues are recognized as the services are performed. We also generate core data processing revenues by licensing PC BancPAC, our proprietary Windows/(R)/ NT based client/server software system, on an in-house basis. We recognize revenues for licensing PC BancPAC in accordance with Statement of Position 97-2 on "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. We recognize software license fees when we have signed a non-cancelable license agreement, shipped the product and satisfied significant obligations to the customer.

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

     Due to Netzee's issuance of common stock in connection with transactions that occurred on September 3, 1999, our ownership percentage in Netzee decreased to approximately 49% as of that date. As a result, we no longer consolidated Netzee's results of operations with our results of operations. We account for our investment in Netzee under the equity method, which requires us to record the results of operations of Netzee in a single line item in our statement of operations titled "Equity in Loss of Affiliate." Because we provided unlimited funding to Netzee until completion of its initial public offering in November 1999, all of Netzee's losses prior to the completion of the offering were included in that line item rather than our relative percentage of those losses. Following the completion of the initial public offering we recorded only our relative percentage of Netzee's net losses. As of June 30, 2000, we owned approximately 35% of Netzee's common stock.

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

     In February 2000, we completed a follow on public offering of its common stock. Proceeds from this offering (after deducting expenses related to the offering) were approximately $66.0 million. Proceeds of this offering were used to pay certain debt and will be used to fund future acquisitions and investments and for working capital and other general corporate purposes.

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

                                                 Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
                                                --------------------         ------------------
                                                2000            1999         2000          1999
                                                ----            ----         ----          ----

Revenues                                       100.0 %         100.0 %       100.0 %       100.0 %
Costs of services                               40.1            38.7          39.9          38.6
Selling, general, and
 administrative expenses                        37.4            37.7          37.5          38.0
Depreciation and
 amortization                                    6.3             6.1           6.2           5.9
                                               -----           -----         -----         -----
Total operating expenses                        83.8            82.5          83.6          82.5
                                               -----           -----         -----         -----

Operating income                                16.2            17.5          16.4          17.5
Other income (expense), net                      9.0             0.4          28.6           0.3
                                               -----           -----         -----         -----

Income before minority
 interest and provision for income taxes        25.2            17.9          45.0          17.8
Provision for income taxes                      10.4             7.0          17.9           6.8
Equity in loss of affiliate                    (38.7)              -         (38.9)            -
Minority interest in
 income of consolidated
 subsidiary                                     (0.1)           (0.4)         (0.1)         (0.3)
                                               -----           -----         -----         -----

Net income                                     (24.0)%          10.5 %       (11.9)%        10.7 %
                                               =====           =====         =====         =====

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Revenues. Revenues increased 58.2% to $16.0 million for the three months ended June 30, 2000 from $10.1 million for the three months ended June 30, 1999. The $5.9 million increase was primarily attributable to (i) $4.9 million generated by an increase in service fee income, (ii) $660,000 generated by additional hardware sales, and (iii) $260,000 generated by an increase in data communications management income. These increases are attributable to both internal growth and acquisitions.

     Costs of Services. Costs of services increased 63.7% to $6.4 million for the three months ended June 30, 2000 from $3.9 million for the three months ended June 30, 1999. The $2.5 million increase was primarily attributable to (i) $1.7 million related to service fee income, (ii) $630,000 generated by additional hardware sales, and (iii) $170,000 related to data communications management.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 56.9% to $6.0 million for the three months ended June 30, 2000 from $3.8 million for the three months ended June 30, 1999. The $2.2 million increase was primarily due to additional personnel to support our growth and acquisitions and other miscellaneous expenses.

     Depreciation and Amortization. Depreciation and amortization increased 64.1% to $1.0 million for the three months ended June 30, 2000 from $620,000 for the three months ended June 30, 1999. The $400,000 increase was primarily attributable to additional property, plant and equipment and additional amortization from acquisitions.

     Other Income (Expense). Other income (expense) increased to $1.4 million for the three months ended June 30, 2000 from $40,000 for the three months ended June 30, 1999. The $1.4 million increase was primarily due to an increase of $1.0 million in interest income generated from the investment of the approximately $66.0 million proceeds from the follow on public offering in February, 2000 and a $340,000 gain associated with the issuance of common stock of Netzee, Inc.

     Provision for Income Taxes. Provision for income taxes increased to $1.7 million for the three months ended June 30, 2000 from $700,000 for the three months ended June 30, 1999. The $1.0 million increase was attributable to $870,000 associated with increased pre-tax profits and the remaining increase of $130,000 is due to the issuance of common stock of Netzee.

     Equity in Loss of Affiliate. Equity in loss of affiliate was $6.1 million for the three months ended June 30, 2000. This amount is our share of Netzee's net loss. There was no equity in loss of affiliate for the three months ended June 30, 1999.

     Minority Interest in Income of Consolidated Subsidiary. Minority interest in income of consolidated subsidiary decreased to $20,000 for the three months ended June 30, 2000 from $40,000 for the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Revenues. Revenues increased 63.5% to $30.5 million for the six months ended June 30, 2000 from $18.7 million for the six months ended June 30, 1999. The $11.8 million increase was primarily attributable to (i) $9.1 million generated by an increase in service fee income, (ii) $2.2 million generated by additional hardware sales, and (iii) $520,000 generated by an increase in data communications management income. These increases are attributable to both internal growth and acquisitions.

     Costs of Services. Costs of services increased 68.8% to $12.2 million for the six months ended June 30, 2000 from $7.2 million for the six months ended June 30, 1999. The $5.0 million increase was primarily attributable to (i) $2.9 million related to service fee income, (ii) $1.7 million generated by additional hardware sales, and (iii) $370,000 related to data communications management.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 61.6% to $11.4 million for the six months ended June 30, 2000 from $7.1 million for the six months ended June 30, 1999. The $4.4 million increase was primarily due to additional personnel to support our growth and acquisitions and other miscellaneous expenses.

     Depreciation and Amortization. Depreciation and amortization increased 71.7% to $1.9 million for the six months ended June 30, 2000 from $1.1 million for the six months ended June 30, 1999. The $800,000 increase was primarily attributable to additional property, plant and equipment and additional amortization from acquisitions.

     Other Income (Expense). Other income (expense) increased to $8.7 million for the six months ended June 30, 2000 from $60,000 for the six months ended June 30, 1999. The increase was primarily due a $7.2 million gain associated with the issuance of common stock of Netzee. and to an increase of $1.5 million in interest income, due to the investment of the approximately $66.0 million proceeds from the follow on public offering, offset by $100,000 in interest expense.

     Provision for Income Taxes. Provision for income taxes increased to $5.4 million for the six months ended June 30, 2000 from $1.3 million for the six months ended June 30, 1999. The increase was attributable to $2.8 million due to the issuance of common stock of Netzee and the remaining increase of $1.3 million was associated with increased pre-tax profits.

     Equity in Loss of Affiliate. Equity in loss of affiliate was $11.9 million for the six months ended June 30, 2000. This amount is our share of Netzee's net loss. There was no equity in loss of affiliate for the six months ended June 30, 1999.

     Minority Interest in Income of Consolidated Subsidiary. Minority interest in income of consolidated subsidiary decreased to $30,000 for the six months ended June 30, 2000 from $60,000 for the six months ended June 30, 1999.

Liquidity and Capital Resources

     Cash and cash equivalents were $3.0 million at June 30, 2000. Short term investments with a maturity of one year or less were $42.5 million. Net cash provided by operating activities was $680,000 for the six months ended June 30, 2000 and was $1.8 million for the six months ended June 30, 1999. The decrease in the net cash provided by operating activities was primarily attributable to an increase in net income before the impact of the investment in

Netzee, Inc. offset by the impact of the loss incurred by Netzee, Inc.

     Net cash used in investing activities was $56.4 million for the six months ended June 30, 2000 as compared to net cash used in investing activities of $3.0 million for the six months ended June 30, 1999. The increase in net cash used in investing activities was primarily due to an increase in our investments resulting from our follow on public offering of common stock in February 2000.

     Net cash provided by financing activities was $56.7 million for the six months ended June 30, 2000 compared to net cash provided by financing activities $450,000 for the six months ended June 30, 1999, respectively. The increase in net cash provided by financing activities was primarily due to the completion of our follow on public offering of common stock in February, 2000, offset by payments of debt obligations.

     During 1998, we entered into a credit facility with First Union National Bank. Under this facility, as amended during the third quarter of 1999, we may borrow up to $35.0 million for working capital and to fund acquisitions and related expenses. The First Union credit facility contains provisions which require us to maintain certain financial ratios and minimum net worth amounts and which restrict our ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay dividends. The First Union credit facility matures on June 30, 2002. Interest is payable monthly and outstanding principal amounts accrue interest, at our option, at an annual rate equal to either (a) a floating rate equal to the lender's prime rate minus .25%, or (b) a fixed rate based upon the 30-day LIBOR rate plus applicable margins. On June 30, 2000, the interest rate under this facility was approximately 6.64%.

     As of May 31, 2000, we have committed, subject to some conditions, to provide to Netzee a $15.0 million line of credit for its working capital needs. As of June 30, 2000, a total of $14.9 million was due from Netzee under this promissory note.

     While there can be no assurance, we believe that funds currently on hand, funds to be provided by operations, and funds available for working capital purposes under the First Union credit facility will be sufficient to meet our anticipated capital expenditures and liquidity requirements for the next 12 months. While there is no agreement presently in place, we may loan additional monies to Netzee to fund its working capital needs or operations. We intend to grow, in part, through strategic acquisitions and will make additional expenditures to negotiate and consummate acquisition transactions and integrate the acquired companies. No assurance can be made with respect to the actual timing and amount of expenditures and acquisitions. In addition, no assurance can be given that we will complete any acquisitions on terms favorable to us, if at all, or that additional sources of financing will not be required during these time periods or thereafter.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates. Borrowings under the First Union credit facility accrue interest at a fluctuating rate based either upon the lender's prime rate or LIBOR. Prior to August 6, 1999, we had less than $1.0 million outstanding under the First Union facility and, therefore, were not subject to significant risks from interest rate fluctuations. As of June 30, 2000, we had $3.5 million outstanding under this facility, which increases our risks from interest rate fluctuations. Changes in interest rates which dramatically increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies. Additional loans to Netzee may increase the amount outstanding under this facility.

     Proceeds from our follow on public offering during February, 2000 were approximately $66.0 million. We have invested certain of these funds in various short term interest bearing facilities. Changes in interest rates which dramatically decrease the interest rate on these facilities would reduce our interest income from these facilities.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     We are not a party to, nor is any of our property subject to, any material legal proceedings, other than routine litigation incidental to our business.

Item 2.   Changes in Securities and Use of Proceeds

     None.

Item 3.   Defaults upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     On May 15, 2000, we held our Annual Meeting of Shareholders. The results of the proposals submitted for vote at such meeting were as follows:

1. Election of two Directors (there were no abstentions or broker non-votes in connection with the election of directors).

                                            For        Withhold

                Boone A. Knox            8,988,658      97,308
                John D. Schneider, Jr.   8,989,658      96,308

2. Ratification of Arthur Andersen LLP as our independent public accountants for the year ended December 31, 2000 (there were no broker non-votes in connection with the ratification of Arthur Andersen LLP).

                                             Number of Shares
                For                             8,991,458
                Against                            90,998
                Abstain                             3,510

3. Amendment of our 1996 Stock Option Plan to increase the shares reserved for issuance thereunder.

                                             Number of Shares
                For                             6,138,105
                Against                         1,576,723
                Abstain                             8,770
                Broker Non Vote                 1,362,368

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

  10.1 Credit Agreement, dated May 31, 2000, by and between Netzee, Inc. and The InterCept Group, Inc.

  27.1 Financial Data Schedule for the three and six months ended June 30, 2000.


     b)   Reports on Form 8-K

     None.

__________________

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE INTERCEPT GROUP, INC.



August 11, 2000                 /s/ John W. Collins
---------------                 ------------------------------------
Date                            John W. Collins
                                Chairman of the Board and Chief
                                Executive Officer
                                (principal executive officer)


August 11, 2000                 /s/ Scott R. Meyerhoff
---------------                 ------------------------------------
Date                            Scott R. Meyerhoff
                                Chief Financial Officer
                                (principal financial and accounting officer)