Form 10-Q
period 2000-09-30
INTERCEPT GROUP INC
filed 2000-11-14
CIK 1054930

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     ----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at November 10, 2000

  Common Stock, no par value                           13,197,273
                                                    (No. of Shares)


================================================================================

                           THE INTERCEPT GROUP, INC.

                               INDEX TO FORM 10-Q



                                                                           PAGE
                                                                           ----
 PART I           FINANCIAL INFORMATION

  Item 1.         Financial Statements                                      3

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2000, and December 31, 1999                 3

                  Condensed Consolidated Statements of Operations for
                  the Three and Nine Months ended September 30, 2000
                  and 1999                                                  4

                  Condensed Consolidated Statements of Cash Flows for
                  the Nine Months ended September 30, 2000 and 1999         5

                  Notes to Condensed Consolidated Financial Statements      6

  Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10

  Item 3.         Quantitative and Qualitative Disclosure About
                  Market Risk                                              16

PART II           OTHER INFORMATION

  Item 1          Legal Proceedings                                        17

  Item 6          Exhibits and Reports on Form 8-K                         17

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)


                                                                                September 30,   December 31,
                                                                                    2000           1999*
                                                                                -------------   ------------
                                                                                  (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                                        $  1,237       $  2,145
    Short term investments                                                             40,923            200
    Accounts receivable, less allowance for doubtful accounts of $406
          and $386 at September 30, 2000 and December 31, 1999, respectively           10,461          9,099
    Deferred tax assets                                                                 2,111          1,956
    Inventory, prepaid expenses and other                                               4,680          2,610
                                                                                     --------       --------
          Total current assets                                                         59,412         16,010

Property and equipment, net                                                            15,387         11,662
Intangible assets, net                                                                 24,815         20,600
Advances to affiliate                                                                  15,000         10,957
Investment in affiliate                                                                30,283         40,446
Other noncurrent assets                                                                 2,667          1,220
                                                                                     --------       --------
          Total assets                                                               $147,564       $100,895
                                                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of notes payable                                              $     59       $    154
    Accounts payable and accrued liabilities                                            2,185          6,450
    Deferred revenue                                                                    5,537          5,777
                                                                                     --------       --------
          Total current liabilities                                                     7,781         12,381

Notes payable, less current portion                                                     1,514         12,669
Deferred revenue                                                                          381            440
Deferred tax liability                                                                 25,516         22,570
                                                                                     --------       --------
          Total liabilities                                                            35,192         48,060

Minority interest in consolidated subsidiary                                              192            175

Commitments and contingencies


Shareholders' equity:
    Preferred stock, no par value;  1,000,000 shares authorized;  no shares
        issued or outstanding                                                               -              -
    Common stock, no par value;  50,000,000 shares authorized;
        13,189,806 and 10,467,972 shares issued and outstanding
        at September 30, 2000 and December 31, 1999, respectively                     109,101         42,657
    Retained earnings                                                                   3,111          9,911
    Accumulated other comprehensive income                                                (32)            92
                                                                                     --------       --------
          Total shareholders' equity                                                  112,180         52,660
                                                                                     --------       --------
          Total liabilities and shareholders' equity                                 $147,564       $100,895
                                                                                     ========       ========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

* All prior period amounts have been restated to reflect the acquisition of Advanced Computer Enterprises, Inc. in a pooling transaction.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
                                                                --------------------------      -----------------------
                                                                      2000         1999*             2000        1999*
                                                                --------------------------      -----------------------
                                                                         (unaudited)                   (unaudited)
Revenues:
    Service fee income                                              $14,310       $11,345         $ 39,831      $27,620
    Data communications management income                             1,506         1,349            4,424        3,743
    Equipment and product sales, services and other                   2,012         2,530            6,637        5,180
                                                                -------------------------------------------------------
          Total revenues                                             17,828        15,224           50,892       36,543

Costs of services:
    Cost of service fee income                                        4,236         3,002           11,713        7,538
    Cost of data communications management income                     1,137           912            3,165        2,573
    Cost of equipment and product sales, services and other           1,528         2,075            4,954        4,013

Selling, general and administrative expenses                          6,884         6,490           19,864       15,052
Depreciation and amortization                                         1,205         2,168            3,243        3,408
                                                                -------------------------------------------------------
          Total operating expenses                                   14,990        14,647           42,939       32,584

Operating income                                                      2,838           577            7,953        3,959
Other income, net                                                     1,777        16,072           10,499       16,136
                                                                -------------------------------------------------------
Income before provision for income taxes and minority interest        4,615        16,649           18,452       20,095
Provision for income taxes                                            1,851         9,092            7,345       10,384
Equity in loss of affiliate                                          (6,023)       (5,541)         (17,890)      (5,541)
Minority interest in income of consolidated subsidiary                   15           (28)             (18)         (87)
                                                                -------------------------------------------------------

Net (loss) income attributable to common shareholders                (3,244)        1,988           (6,801)       4,083
                                                                ===========    ==========       ==========   ==========

Net (loss) income per common share:
Basic                                                              $  (0.25)      $  0.19         $  (0.54)     $  0.41
                                                                ===========    ==========       ==========   ==========
Diluted                                                            $  (0.25)      $  0.18         $  (0.54)     $  0.39
                                                                ===========    ==========       ==========   ==========

Weighted average shares outstanding:
Basic                                                                13,173        10,368           12,697        9,976
Diluted                                                              13,173        10,960           12,697       10,409



The accompanying notes are an integral part of these condensed consolidated statements of operations.

* All prior period amounts have been restated to reflect the acquisition of Advanced Computer Enterprises, Inc. in a pooling transaction.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                     --------------------------
                                                                                         2000           1999
                                                                                     --------------------------
                                                                                     (unaudited)
Cash flows from operating activities:
Net (loss) income before preferred dividends                                          $ (6,801)       $  4,083
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         3,243           3,408
   Minority interest in income of consolidated subsidiary                                   18              86
   Deferred income tax provision                                                         2,727           8,315
   Gain on sale of property and equipment                                                   (6)              -
   Gain due to stock issuances of subsidiary                                            (7,712)        (16,044)
   Equity in net loss of affiliate                                                      17,890           5,541
   Stock compensation charge                                                                               480
 Changes in operating assets and liabilities, net of effects of acquisitions:
   Accounts receivable, net                                                             (1,437)         (1,337)
   Inventory, prepaid expenses, and other                                               (2,070)            146
   Other assets                                                                           (374)           (355)
   Accounts payable and accrued expenses                                                (4,446)          1,373
   Deferred revenue                                                                       (404)           (545)
                                                                                      --------        --------
      Net cash provided by operating activities                                            628           5,151
                                                                                      --------        --------

Cash flows from investing activities:
   Acquisitions, net of cash acquired                                                   (4,875)           (488)
   Decrease in note receivable                                                              11              14
   Purchase of investments                                                             (41,920)
   Advances to affiliate                                                                (4,043)        (31,525)
   Purchases of property and equipment, net                                             (5,256)          (3,882)
   Increases in capitalized software                                                      (647)           (433)
                                                                                      --------        --------
      Net cash used in investing activities                                            (56,730)        (36,314)
                                                                                      --------        --------

Cash flows from financing activities:
   Proceeds from line of credit                                                         13,000          30,331
   Income tax benefit related to exercise of stock options                                 498               -
   Retirement of common stock                                                              (32)              -
   Payments on notes payable and line of credit                                        (24,250)           (466)
   Proceeds from issuance of common stock, net of related issuance costs                65,680               -
   Proceeds from exercise of stock options                                                 298              60
                                                                                      --------        --------
      Net cash provided by financing activities                                         55,194          29,925

Net (decrease) increase in cash and cash equivalents                                      (908)         (1,238)
Cash and cash equivalents at beginning of the period                                     2,145           3,496
                                                                                      --------        --------
Cash and cash equivalents at end of the period                                        $  1,237        $  2,258
                                                                                      ========        ========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                             $    113        $    180
                                                                                      ========        ========
   Cash paid for income taxes                                                         $  6,130        $    761
                                                                                      ========        ========

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

* All prior period amounts have been restated to reflect the acquisition of Advanced Computer Enterpries, Inc. in a pooling transaction.

                           THE INTERCEPT GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

     We are a single-source provider of a broad range of technologies, products, and services that work together to meet the electronic commerce and operating needs of community financial institutions. We focus on serving community financial institutions in the United States with assets of less than $500 million. Over 1,500 of these community financial institutions have contracted with us for electronic funds transfer transactions, core bank processing systems, check imaging systems, or data communications management networks, as well as services related to each of these products and systems.

     In February 2000, we completed a secondary public offering of our common stock. Our proceeds after deducting offering expenses were approximately $66.0 million. We used a portion of those proceeds to pay certain debt. We intend to use the remainder of the proceeds to fund future acquisitions and investments, and for working capital and other general corporate purposes.

     Basis of Presentation

     The consolidated financial statements include, as of September 30, 2000, our accounts and the accounts of our following wholly-owned subsidiaries:

            ProVesa Services, Inc.,
            InterCept Switch, Inc.,
            LEV Acquisition Corp.
            InterCept Communications Technologies, Inc.
            SBS Data Services, Inc.
            ACE Acquisition Corp.

     In addition, because of our control of ProImage, Inc., a corporation in which, as of September 30, 2000, ProVesa had a 67% ownership interest, we have consolidated ProImage's results in our consolidated financial statements since our inception. We retain responsibility for all day-to-day operations of ProImage and have and intend to continue to provide complete financial support for ProImage due to legal limitations on the other shareholder's ability to fund losses. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest in income represents the minority shareholder's proportionate share of the equity and earnings of ProImage.

     In the third quarter of 1999, Direct Access Interactive, Inc., one of our wholly-owned subsidiaries, issued shares of its common stock in connection with several acquisitive transactions. We then merged Direct Access into a wholly-owned subsidiary that we had recently formed, Netzee, Inc. On September 3, 1999, Netzee issued additional shares of common stock, and as a result of that issuance, our ownership percentage in Netzee decreased to approximately 49%.

     Since September 3, 1999, we have accounted for our investment in Netzee under the equity method, under which the operations of Netzee are recorded on a single line item in the statements of operations, "equity in loss of affiliate." Because we provided unlimited funding to Netzee until completion of its initial public offering in November 1999, all of Netzee's losses prior to the completion of the offering are included in that line item rather than our relative percentage of those losses. Following the completion of Netzee's initial public offering, we have recorded only our relative percentage of Netzee's net losses. As of September 30, 2000, we owned approximately 34% of Netzee's common stock.

     During 2000, Netzee issued common stock at a price in excess of its book value which resulted in an increase in our investment in Netzee. We have recognized gains in accordance with Staff Accounting Bulletin No. 51 related to the increase in our investment value of approximately $7.7.
     This gain is included in other income, net in the accompanying statement of operations.

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

3.   Accounting Changes

     In July 1999, we announced a letter of intent to merge our internet banking business with the internet banking business of two other companies. As a result of these transactions, we have changed the accounting for the Direct Access acquisition in March of 1999 from a pooling of interest to a purchase. Our accompanying unaudited interim financial statements for 1999 reflect that change.

4.   Net Income Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. The treasury stock method is based on the average stock price for the period. The contingently issuable shares line item refers to the 5% shares in escrow to satisfy unknown obligations associated with the August 2000 purchase of Advanced Computer Enterprises, Inc. The effects of anti-dilutive options have been excluded. All options were anti-dilutive for the periods ending September 30, 2000, and have been excluded from the computation of net loss per share.

     The following tables set forth a reconciliation of basic earnings per share to diluted earnings per share (in thousands, except earnings per share ("EPS") amounts):

                                            Three Months Ended               Three Months Ended
                                            September 30, 2000               September 30, 1999
                                   ----------------------------------   ----------------------------
                                      Income      Shares       EPS        Income    Shares     EPS
                                   ----------------------------------   ----------------------------
     Basic EPS                       $(3,244)     13,173     $(0.25)      $1,988    10,368    $0.19

     Dilutives:
     Stock Options                        -            -          -            -       575        -
     Contingently issuable shares                                                       17
                                   ----------------------------------   ----------------------------
     Diluted EPS                     $(3,244)     13,173     $(0.25)      $1,988    10,960    $0.18
                                   ==================================   ============================

                                             Nine Months Ended                Nine Months Ended
                                            September 30, 2000               September 30, 1999
                                   ----------------------------------   ----------------------------
                                      Income      Shares       EPS        Income    Shares     EPS
                                   ----------------------------------   ----------------------------
     Basic EPS                       $(6,801)     12,697     $(0.54)      $4,083     9,976    $0.41

     Dilutives:
     Stock options                         -           -          -                    416        -
     Contingently issuable shares                                                       17
                                   ----------------------------------   ----------------------------
     Diluted EPS                     $(6,801)     12,697     $(0.54)      $4,083    10,409    $0.39
                                   ==================================   ============================

5.   Comprehensive Income

     Comprehensive income is the total of net income and all other non-owner changes in shareholders' equity.

     The following table sets forth the calculation of our comprehensive income for the periods indicated below (in thousands):

                                             Three Months Ended           Three Months Ended
                                                September 30,                September 30,
                                           ----------------------         -------------------
                                             2000           1999           2000         1999
                                           ----------------------         -------------------
     Net income, as reported               $(3,244)        $1,988         (6,801)       4,083

     Unrealized gains on securities,
        net of tax:                             (2)          (145)          (124)        (119)
                                           -------         ------         ------        -----

    Comprehensive income                   $(3,246)        $1,843         (6,925)       3,964
                                           =======         ======         ======        =====

6.   Acquisitions

     During the first and second quarters of 2000 we completed several acquisitions. The consideration exchanged for these acquisitions was approximately $4.7 million. The acquisitions were accounted for as purchases in accordance with Accounting Principles Board ("APB") Opinion No. 16, and, accordingly the purchase prices of each acquisition have been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the acquisition date. The results of operations of the acquired businesses have been included in our consolidated financial statements from each date of acquisition.

     On August 31, 2000, in a transaction accounted for as a pooling of interests, we acquired Advanced Computer Enterprises, Inc., a provider of core data processing, item capture, and check imaging services to community banks. In connection with the acquisition, we issued approximately 350,000 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of Advanced Computer Enterprises. An excrow of 5% of the shares issued or 17,500 was established to satisfy obligations unknown at the time of closing. Accordingly, our financial statements have been restated for all periods presented to include the results of operations of Advanced Computer Enterprises. For the three and nine months ended September 30, 2000 Advanced Computer Enterprises had revenue of $1.3 million and $3.9 million, respectively, and net income of $60,000 and $130,000, respectively. For the three and nine months ended September 30, 1999 Advanced Computer Enterprises had revenue of $1.3 million and $4.0 million, respectively, and net income of $80,000 and $170,000, respectively.

7.   Long-Term Debt and Capital Lease Obligations

     Our long-term debt and capital lease obligations at September 30, 2000, and December 31, 1999 consisted of the following (in thousands):

                                                                             September 30,         December 31,
                                                                                 2000                 1999
                                                                             -------------         ------------
Note payable to First Macon Bank & Trust, interest payable at prime; monthly principal and interest payments, payable in full on
September 15, 2001; the note is collaterized by assets of
Prolmage and a corporate guarantee by ProVesa of two-thirds of
the balance of the debt.                                                     $       -             $     158

Note payable to First Macon & Trust, interest payable at
prime, monthly principal and interest payments, payable in full on
October 25, 2002; the note is collaterized by assets of Prolmage and a corporate guarantee by ProVesa of two-thirds of the balance
of the debt.                                                                         -                    51

$35.0 million line of credit with First Union National Bank, as amended, interest payable at the option of the Company at (i) prime less 0.25% or
(ii) LIBOR plus applicable margin as defined, payable in full on
June 30, 2002, guaranteed by substantially all assets of the Company.            1,507                12,511

Equipment under capital lease expiring July 2001.                                   60                   103

Other                                                                                6
                                                                             ---------             ---------
                                                                                 1,573                12,823
                                                                                   (59)                 (154)
                                                                             ---------             ---------
Less current maturities                                                      $   1,514             $  12,669
                                                                             =========             =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this quarterly report and include all statements that are not statements of historical fact regarding our intent, belief, or expectations. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. Words such as "may," "would," could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate" are meant to identify these forward-looking statements. These forward-looking statements are not guarantees and actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

    . our brief combined operating history and whether we will be able to maintain profitability;

    . whether we can obtain and manage growth or execute agreements with new customers;

    . whether we can successfully locate, acquire, and integrate new businesses and products;

    .  customer attrition;

    .  whether the market will accept our new products and services;

    .  increased competition;

    .  possible system failures and rapid changes in technology; and

    .  whether Netzee will be successful in its business strategies.

    Our results could also differ materially from those expressed or implied by forward-looking statements because of the reasons detailed in our filings with the Securities and Exchange Commission including the "Risk Factors" section in our Registration Statement on Form S-3 (Registration No. 333-94511), as declared effective by the Securities and Exchange Commission on February 15, 2000.

    We derive revenues primarily from the following sources:

    .  electronic funds transfer, or EFT, processing services;

    . core data processing systems, support, maintenance, and related services;

    .  check imaging systems, support, and related services;

    .  data communications management; and

    . ancillary products and services, including maintenance and technical support services, sales of banking related equipment, and complementary products.

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

    On a service bureau basis, we generate core data processing revenues from service and processing fees based on the volume of transactions processed.
These revenues are recognized as the services are performed. We also generate core data processing revenues by licensing PC BancPAC, our proprietary Windows/R/ NT based client/server software system, on an in-house basis. We recognize revenues for licensing PC BancPAC in accordance with Statement of Position 97-2 on "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. We recognize software license fees when we have signed a non-cancelable license agreement, shipped the product, and satisfied significant obligations to the customer.

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

    We generate our data communications management service revenues principally from network management and data traffic across our frame relay network and from equipment configuration, installation, and sales. We charge a flat monthly fee for providing telecommunications connectivity and network management as well as an installation charge.

    Our ancillary products and services generate revenues primarily from our maintenance and technical support services as well as sales of equipment. We recognize maintenance and technical support service revenues as the service period elapses. We recognize equipment sales revenues at the time of shipment.

    In June 1998, we completed an initial public offering of our common stock. Since that time, we have completed a number of acquisitions. We originally accounted for our acquisition of Direct Access in March 1999 as a pooling of interest. As a result of subsequent transactions with Netzee, we have changed the accounting for the Direct Access acquisition to a purchase. In August 2000, we completed an acquisition that has been accounted for as a pooling of interests. Except for the August 2000 acquisition, all of our acquisitions since our initial public offering have been accounted for as purchase transactions in our financial statements.

    Our ownership percentage in Netzee decreased to approximately 49% as of September 3, 1999 because of Netzee's issuance of its common stock in connection with transactions that occurred on that date. As a result, we discontinued consolidating Netzee's results of operations with our results of operations. We account for our investment in Netzee under the equity method, which requires us to record Netzee's results of operations in a single line item in our statement of operations titled "Equity in Loss of Affiliate." Because we provided unlimited funding to Netzee through the completion of its initial public offering in November 1999, all of Netzee's losses prior to the completion of the offering were included in that line item rather than our relative percentage of those losses. After Netzee completed its initial public offering, we recorded only our relative percentage of Netzee's net losses. As of September 30, 2000, we owned approximately 34% of Netzee's common stock.

    We base our expenses to a significant extent on our expectations of future revenues. Most of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our actual revenues are lower than we expect. To enhance our long term competitive position, we may also make decisions regarding pricing, marketing, services, and technology that could have an adverse near-term effect on our financial condition and operating results.
In addition, our EFT revenues are based in large part on various interchange and transaction fees that Visa and MasterCard set. Any changes in these fees, whether as a result of a pending dispute or otherwise, could negatively impact our revenues.

    In February 2000, we completed a secondary public offering of common stock. Proceeds from this offering (after deducting expenses related to the offering) were approximately $66.0 million. Proceeds of this offering were used to pay certain debt and will be used to fund future acquisitions and investments, and for working capital and other general corporate purposes.

    We believe that, because of the foregoing factors and other risks discussed in our SEC filings, quarter to quarter comparisons of our operating results are not a good indication of our future performance. It is likely that our operating results will fall below the expectations of securities analysts or investors in some future quarter. In that event, the trading price of our common stock would likely decline, perhaps significantly.

Results of Operations

    The following table sets forth the percentage of revenues represented by certain line items in our condensed consolidated statements of operations for the periods indicated.

                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,               September 30,
                                                                --------------------        -------------------
                                                                  2000        1999            2000        1999
                                                                --------------------        -------------------

Revenues                                                          100.0       100.0           100.0       100.0%
Costs of services                                                  38.7        39.3            39.0        38.7
Selling, general, and administrative expenses                      38.6        42.6            39.0        41.2
Depreciation and amortization                                       6.8        14.3             6.4         9.3
                                                                -------       -----           -----       -----
Total operating expenses                                           84.1        96.2            84.4        89.2
                                                                -------       -----           -----       -----

Operating income                                                   15.9         3.8            15.6        10.8
Other income (expense), net                                        10.0       105.6            20.6        44.2
                                                                -------       -----           -----       -----

Income before minority interest and
 provision for income taxes                                        25.9       109.4            36.2        55.0
Provision for income taxes                                         10.4        59.7            14.4        28.4
Equity in loss of affiliate                                       (33.8)      (36.4)          (35.2)      (15.2)
Minority interest in income of consolidated subsidiary              0.0         0.0             0.0         0.0
                                                                -------       -----           -----       -----
Net income                                                        (18.3)%      13.3%          (13.4)%      11.4%
                                                                =======       =====           =====       =====

Three Months Ended September 30, 2000, Compared to Three Months Ended September 30, 1999

    Revenues. Revenues increased 17.1% to $17.8 million for the three months ended September 30, 2000, from $15.2 million for the three months ended September 30, 1999. This $2.6 million increase was primarily attributable to
(i) $3.0 million generated by an increase in service fee income, (ii) $160,000 generated by additional data communications management income, and (iii) offset by a $510,000 decrease in hardware sales. These increases are attributable to our internal growth and acquisitions.

    Costs of Services. Costs of services increased 15.2% to $6.9 million for the three months ended September 30, 2000, from $6.0 million for the three months ended September 30, 1999. The $900,000 increase was primarily attributable to
(i) $1.2 million related to service fee income, and (ii) $220,000 related to data communications management, and (iii) offset by a $550,000 decrease in hardware sales.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 6.1% to $6.9 million for the three months ended September 30, 2000, from $6.5 million for the three months ended September 30, 1999. The $400,000 increase was primarily due to the hiring of additional personnel to support our growth and acquisitions and other miscellaneous expenses. Selling, general and administrative expenses decreased as a percentage of revenues during the third quarter of 2000 as compared to the third quarter of 1999 due to a one-time stock compensation charge during the third quarter of 1999 associated with Netzee, Inc.

    Depreciation and Amortization. Depreciation and amortization decreased 44.0% to $1.2 million for the three months ended September 30, 2000, from $2.2 for the three months ended September 30, 1999. This $1.0 million decrease was primarily attributable to Netzee's amortization expense during the third quarter of 1999 which was included in our consolidated financial statements.

    Other Income (Expense). Other income (expense) decreased to $1.8 million for the three months ended September 30, 2000, from $16.1 million for the three months ended September 30, 1999. The $14.3 million decrease was primarily due to a decrease of $15.5 million in the gain associated with the issuance of common stock of Netzee, which was offset by the increase of $1.2 million in interest income. This increase in interest income was generated from the investment of the approximately $66.0 million proceeds from the secondary public offering in February, 2000.

    Provision for Income Taxes. Provision for income taxes decreased to $1.9 million for the three months ended September 30, 2000, from $9.1 million for the three months ended September 30, 1999. This $7.2 million decrease was attributable to the taxable component of the one time gain on the issuance of common stock of Netzee during the third quarter of 1999.

    Equity in Loss of Affiliate. Equity in loss of affiliate was $6.0 million for the three months ended September 30, 2000, and $5.5 million for the three months ended September 30, 1999. This amount represents our 34% share of Netzee's net loss.

    Minority Interest in Income of Consolidated Subsidiary. Minority interest in income of consolidated subsidiary decreased to a loss of $15,000 for the three months ended September 30, 2000, from income of $30,000 for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999

    Revenues. Revenues increased 39.3% to $50.9 million for the nine months ended September 30, 2000, from $36.5 million for the nine months ended September 30, 1999. This $14.4 million increase was primarily attributable to (i) $12.2 million generated by an increase in service fee income, (ii) $1.5 million generated by additional hardware sales, and (iii) $680,000 generated by an increase in data communications management income. These increases are attributable to our internal growth and acquisitions.

    Costs of Services. Costs of services increased 40.4% to $19.8 million for the nine months ended September 30, 2000, from $14.1 million for the nine months ended September 30, 1999. This $5.7 million increase was primarily attributable to (i) $4.2 million related to service fee income, (ii) $940,000 generated by additional hardware sales, and (iii) $590,000 related to data communications management.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 32% to $19.9 million for the nine months ended September 30, 2000, from $15.1 million for the nine months ended September 30, 1999. This $4.8 million increase was primarily due to additional personnel to support our growth and acquisitions and other miscellaneous expenses.

    Depreciation and Amortization. Depreciation and amortization decreased 5.1% to $3.2 million for the nine months ended September 30, 2000, from $3.4 million for the nine months ended September 30, 1999. This $200,000 increase was primarily attributable to Netzee's amortization expense during the third quarter of 1999 which was included in our consolidated financial statements.

    Other Income (Expense). Other income (expense) decreased to $10.5 million for the nine months ended September 30, 2000, from $16.1 for the nine months ended September 30, 1999. The decrease was primarily due to a $8.3 million decrease in gains associated with the issuance of common stock of Netzee, offset by an increase of $2.5 million in interest income, due to the investment of the approximately $66.0 million proceeds from the secondary offering and a $200,000 decrease in interest expense.

    Provision for Income Taxes. Provision for income taxes decreased to $7.3 million for the nine months ended September 30, 2000, from $10.4 million for the nine months ended September 30, 1999. This decrease was attributable to the taxable component of the one time gain on the issuance of common stock of Netzee during the third quarter of 1999.

    Equity in Loss of Affiliate. Equity in loss of affiliate was $17.9 million for the nine months ended September 30, 2000, and $5.5 million for the three months ended September 30, 1999. This amount is our share of Netzee's net loss.

    Minority Interest in Income of Consolidated Subsidiary. Minority interest in income of consolidated subsidiary decreased to $18,000 for the nine months ended September 30, 2000, from $90,000 for the nine months ended September 30, 1999.

Liquidity and Capital Resources

    Cash and cash equivalents were $1.2 million at September 30, 2000. Short term investments with a maturity of one year or less were $40.9 million. Net cash provided by operating activities was $630,000 for the nine months ended September 30, 2000, and net cash provided by operating activities was $5.2 million for the nine months ended September 30, 1999. The decrease in the net cash provided by operating activities was primarily attributable to an increase in net income before the impact of our investment in Netzee, and was offset by
(i) the impact of the loss incurred by Netzee, and (ii) a decrease in accounts payable.

    Net cash used in investing activities was $21.0 million for the nine months ended September 30, 2000, as compared to net cash used in investing activities of $56.7 million for the nine months ended September 30, 1999. The increase in net cash used in investing activities was primarily due to an increase in our investments resulting from our secondary public offering of common stock in February 2000.

    Net cash provided by financing activities was $55.2 million for the nine months ended September 30, 2000, compared to net cash provided by financing activities $29.9 for the nine months ended September 30, 1999, respectively.
The increase in net cash provided by financing activities was primarily due to the completion of our secondary public offering of common stock in February 2000 offset by payments of debt obligations.

    During 1998, we entered into a credit facility with First Union National Bank. Under this facility, as amended during the third quarter of 1999, we may borrow up to $35.0 million for working capital and to fund acquisitions and related expenses. The First Union credit facility contains provisions which require us to maintain certain financial ratios and minimum net worth amounts and which restrict our ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets, and pay dividends. The First Union credit facility matures on June 30, 2002. Interest is payable monthly and outstanding principal amounts accrue interest, at our option, at an annual rate equal to either (a) a floating rate equal to the lender's prime rate minus .25%, or (b) a fixed rate based upon the 30-day LIBOR rate plus applicable margins. On September 30, 2000, the interest rate under this facility was approximately 6.62%.

    As of May 31, 2000, we have committed, subject to some conditions, to provide to Netzee a $15.0 million line of credit for its working capital needs. As of September 30, 2000, a total of $15.0 million was due from Netzee under this promissory note. Netzee may require additional funds to support its operations. Netzee may seek to raise such funds through public or private offering of debt or equity, the sale of assets, or from other sources. No assurance can be given that additional funds will be available, such funds will be available on terms favorable to Netzee or their shareholders. Their ability to continue as a going concern and to meet their obligations as they come due may be dependent upon their ability to raise additional capital funds.

    While there can be no assurance, we believe that funds currently on hand, funds to be provided by operations, and funds available for working capital purposes under the First Union credit facility will be sufficient to meet our anticipated capital expenditures and liquidity requirements for the next 12 months. While there is no agreement presently in place, we may loan additional monies to Netzee to fund its working capital needs or operations. We intend to grow, in part, through strategic acquisitions. We will make additional expenditures to negotiate and consummate acquisition transactions and integrate the acquired companies. No assurance can be made with respect to the actual timing and amount of expenditures and acquisitions. In addition, we can give no assurance that we will complete any acquisitions on terms favorable to us, if at all, or that additional sources of financing will not be required during these time periods or thereafter.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates. Borrowings under the First Union credit facility accrue interest at a fluctuating rate based either upon the lender's prime rate or LIBOR. As of September 30, 2000, we had $1.5 million outstanding under this facility, and, therefore we face risks of interest rate fluctuations. Changes in interest rates which dramatically increase the interest rate on the credit facility would make it more costly for us to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies. Additional loans to Netzee may increase the amount outstanding under this facility.

     Proceeds from our secondary public offering during February 2000 were approximately $66.0 million. We have invested certain of these funds in various short term interest bearing facilities. Changes in interest rates which dramatically decrease the interest rate on these facilities would reduce our interest income from these facilities.

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

 10.1 Credit Agreement, dated May 31, 2000, by and between Netzee, Inc. and The InterCept Group, Inc. (incorporated by reference to Exhibit 10.1 to InterCept's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed on August 11, 2000).

 27.1 Financial Data Schedule for the three and nine months ended September 30, 2000.


     b)   Reports on Form 8-K

     Form 8-K filed on September 15, 2000.

     Reporting under Item 5 the acquisition of the debit card program of the Bankers Bank by us as well as the acquisition of Advanced Computer Enterprises, Inc. by us.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE INTERCEPT GROUP, INC.



November 14, 2000           /s/ John W. Collins
-----------------           -------------------------------------------------
Date                        John W. Collins
                            Chairman of the Board and Chief Executive Officer
                            (principal executive officer)


November 14, 2000           /s/ Scott R. Meyerhoff
-----------------           -------------------------------------------------
Date                        Scott R. Meyerhoff
                            Chief Financial Officer
                            (principal financial and accounting officer)