Form 10-K
period 2000-12-31
INTERCEPT GROUP INC
filed 2001-04-02
CIK 1054930

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _______

                      Commission file number:    01-14213
                           The InterCept Group, Inc.
             (Exact name of registrant as specified in its charter)

             Georgia                                    58-2237359
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

        3150 Holcomb Bridge Road,                           30071
      Suite 200, Norcross, Georgia                        (Zip Code)
(Address of principa  executive offices)

  (Registrant's telephone number, including area code):   (770) 248-9600

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 20 2001, as reported on the Nasdaq Stock Market's National Market, was approximately $253,032,903. As of March 20, 2001, the Registrant had outstanding 14,218,725 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders to be held on May 15, 2001 are incorporated by reference in Part III of this Annual Report.

                              Index of Form 10-K

                                                                                                 Page
                                                                                                 ----
Part I

Item 1.     Business.............................................................................   1

Item 2.     Properties...........................................................................  15

Item 3.     Legal Proceedings....................................................................  15

Item 4.     Submission of Matters to a Vote of Security Holders..................................  15

Part II

Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters................  16

Item 6.     Selected Financial Data..............................................................  17

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations  19

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........................  25

Item 8.     Consolidated Financial Statements and Supplementary Data.............................  25

Item 9.     Changes and Disagreements with Accountants in Accounting and Financial Disclosure....  25

Part III

Item 10.    Directors and Executive Officers of the Registrant...................................  26

Item 11.    Executive Compensation...............................................................  26

Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................  26

Item 13.    Certain Relationships and Related Transactions.......................................  26

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  26

                                     PART I

ITEM 1.  BUSINESS

  This Annual Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding the intent, belief or expectations of InterCept and its management. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. Words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate" are meant to identify forward-looking statements. These forward-looking statements are not guarantees, and actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: our ability to achieve or maintain growth and execute our business strategy successfully; our ability to achieve our sales objectives, including our organic growth rates; risks associated with our ownership of a significant amount of the common stock of Netzee, Inc.; whether we can successfully locate, acquire and integrate new businesses and products; customer attrition; increased competition; possible system failures and rapid changes in technology; and other factors discussed in this Annual Report and in our filings with the Securities and Exchange Commission, including our registration statement on Form S-3 (No. 333-94511) as declared effective by the SEC on February 15, 2000 and the "Risk Factors" section therein.

Overview

     We are a single-source provider of a broad range of technologies, products and services that work together to meet the electronic commerce and operating needs of financial institutions. We focus on serving community financial institutions in the U.S. Over 1,800 of these community financial institutions have contracted with us for one or more of our technologies, products and services, which include:

  Electronic funds transfer. Electronic funds transfer, or EFT, transactions include ATM withdrawals, balance inquiries and transfers, and debit card transactions. We process a variety of EFT transactions online through national and regional electronic networks, including CIRRUS(R), PLUS(R), STAR(TM) and PULSE(TM). We also offer InterCept Switch(TM), a growing ATM network used by community financial institutions to offer their customers access to ATMs owned by other community banks free of charge.

  Core data processing. We supply the software systems and services needed to meet our customers' core data processing requirements, including general ledger, loan and deposit operations, financial accounting and reporting, and customer information file maintenance. Many of our customers install our client/server software system, BancPac(TM) and many of our customers install our BancLine(TM) software system, in-house to perform these core data processing functions for themselves, and others outsource their core processing needs to our service bureau operations. We also provide item processing services, such as statement preparation and encoding of checks.

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

  Regulatory reporting software. We develop and provide software that prepares and submits FFIEC Call Reports for community banks. Currently used by over 5,500 banks, CallReporter(TM) uses Microsoft(R) Windows(R) to deliver Call Report programs. The software provides Internet delivery and updates, real-time error checking using regulatory agency edits, on-line FFIEC instructions, bank performance ratios and Internet access to peer group regulatory reports.

  We were incorporated in Georgia on April 30, 1996. Our principal executive offices are located at 3150 Holcomb Bridge Road, Suite 200, Norcross, Georgia 30071, and our telephone number is (770) 248-9600. Our corporate website address is www.intercept.net. We are not incorporating the information on our
           -----------------
website into this Annual Report, and we do not intend to make our website a part of this Annual Report.

Our Industry

     According to an industry survey by Grant Thornton LLP, 93% of community financial institutions believe employing technology is the most important issue to their continued success. Community financial institutions often have limited resources and are under pressure to control their operating costs. By using third-party providers like us for their electronic commerce and operating needs, we believe community financial institutions can reduce their overhead and gain access to advanced technologies and services they otherwise might not be able to afford.

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

     Consolidation in the financial services industry has resulted in larger financial institutions that mass market their products and services to potential customers. We believe that community financial institutions can compete with these larger banks and succeed as independent institutions by remaining focused on serving the needs of the communities in which they operate. In order to succeed, we believe community financial institutions will need to:

     . implement advanced technologies for their customers and use advanced technologies in their own operations;

     .    quickly obtain and offer new products and services to their customers;

     . focus on their primary products and services in order to build strong customer relationships;

      . control their costs and improve their operating efficiency without passing additional costs on to their customers; and

      .   process and transmit large amounts of data to multiple locations.

Our Solution

     Our comprehensive and flexible suite of integrated technologies, products and services allows us to act as a single-source provider for the technology and operating needs of community financial institutions and help these financial institutions:

     Implement advanced technologies. Community financial institutions generally lack sufficient capital and human resources to implement the latest technological advancements available in the financial services industry. We offer advanced technologies, including EFT services, core data processing, check imaging software, and data communications products and services, as well as our own ATM network, that community financial institutions need to run their business in today's competitive marketplace. We continue to enhance and expand our technologies, products and services, which are integrated and work together to provide a complete technology solution for community financial institutions.

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

     Improve operating efficiencies. By taking advantage of our technology and operating solutions, our customers can improve their operating efficiencies without committing the expenses and resources necessary to develop or maintain similar systems in-house. For example, our community financial institutions get the benefit of access to BancPac or BancLine and our communications network without having to maintain personnel to develop, update and run these systems and without having to make large up-front capital expenditures to implement these advanced technologies. In addition, we offer our products and services on a service bureau basis which allows financial institutions to outsource their technology and operating needs to further improve their operating efficiency.

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

     Expanding our sales force and our strategic marketing relationships. We plan to expand our customer base and penetrate new geographic markets by hiring sales personnel who are knowledgeable in electronic commerce products and services or have experience working with community financial institutions. We also intend to leverage our relationships with banking organizations such as bankers' banks. Bankers' banks are local or regional business organizations that provide banking products and services for financial institutions who cannot efficiently offer them due to cost, location, lack of resources or other circumstances. In addition, bankers' banks provide financial support to financial institutions and offer business advice with respect to various critical areas such as operations, profitability and federal and state regulation. We have exclusive contractual relationships with 8 of the 18 bankers' banks in the United States. We also have relationships with four additional bankers' banks, as well as other banking related organizations, which we leverage in our sales and marketing efforts. Our relationships with 12 of the 18 bankers' banks gives us access to more than 5,600 financial institutions in the United States.

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

     Acquiring businesses with complementary technologies, products or services that will enhance and expand our solutions, increase our market share or expand our geographic presence. Since our incorporation in 1996, we have grown in part through acquisitions of other businesses and technologies. We intend to continue to acquire other companies with complementary technologies or services that will enhance and expand our products and services and increase our market share. We also plan to continue our geographic expansion nationally through the acquisition of businesses that operate in geographic areas in which we do not currently have operations.

     Increasing our data communications management services to optimize our frame relay network. We intend to increase our data communications management services by offering customized, cost-competitive telecommunications connectivity to our customers and managing their data traffic in a reliable and secure manner across our frame relay network. We believe that our network is one of the largest private frame relay networks in the southeastern United States. Our network allows us to support our customers' existing applications and easily add new products and services to our existing infrastructure with minimal cost and effort. We have upgraded our processing and switching equipment and telecommunications lines to improve the speed and efficiency of transaction processing across our networks. We intend to expand the use of our frame relay network by selling additional communications services to our customers and by extending the frame relay network into new geographic areas as business warrants.

     Continuing to expand and enhance our products and services. We have devoted and will continue to devote resources to expanding and improving our products and services. For example, we recently received certification as a competitive local exchange carrier, or CLEC, and as a long distance carrier, or IXC, in Alabama, Florida, Kentucky and Georgia. These certifications will enable us to offer telecommunications services to our customers and to potentially reduce our operating costs. We plan to continue to combine our electronic commerce and other operating solutions with sophisticated technology to help our financial institution customers remain competitive with larger financial service providers.

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

     Our EFT products and services include:

Category                                                          Description
- ------------------------------------------------------------------------------------------------------------
EFT transaction processing         .  Online processing of EFT transactions initiated by a consumer at a terminal, such as ATM and debit card transactions, including
                                      MasterMoney(TM) and VISA(R) Check cards

                                   .  Encompasses multiple transactions, including cash withdrawals, transfers and balance inquiries

                                   .  Network connections to most regional and all national ATM and other debit card networks, including STAR(TM), PULSE(TM), Cirrus(R), PLUS(R),
                                      Maestro(R) and INTERLINK(R)

                                   .  Card-issue-only program, which gives banks the option to offer ATM services to their customers without the expense of purchasing and maintaining a complete ATM system

                                   .  Receive a base fee for providing ATM processing services and an additional fee for each ATM serviced. Additional fees received once the number of monthly transactions exceeds established maximums, typically between 2,000 and 3,000 transactions
- ------------------------------------------------------------------------------------------------------------
InterCept Switch(TM)               .  Helps our customers keep consumers who may be drawn to larger
The Surcharge-Free Network(TM)        financial institutions with a greater number of surcharge-free ATMs

                                   .  Allows our customers to waive ATM surcharges for customers of
                                      InterCept Switch members, while retaining the ability to surcharge non-member customers who use their ATMs
- ------------------------------------------------------------------------------------------------------------

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

     Our core processing software and complementary products and services include:

Category                                                          Description
- ------------------------------------------------------------------------------------------------------------
BancPac(TM)                           .  Client/server enterprise software system that consists of a series of totally integrated software products


Category                                                          Description
- ------------------------------------------------------------------------------------------------------------
                                   .  Client/server computing--using personal computers as workstations
                                      (the "client") and connecting them via a network to another personal computer or unix server containing the database (the "server")--offers fast and easy processing on economical computer hardware

                                   .  Satisfies our customers' core processing requirements including general ledger, customer information files, loan and deposit processing, and financial accounting, budgeting and reporting

                                   .  Available for in-house use as well as through our service bureau operations (described below)

                                   .  Windows based, point-and-click access to entire database
- ------------------------------------------------------------------------------------------------------------
BancLine(TM)                       .  Operates in a NT OPEN SYSTEMS environment

                                   .  Fast, online inquiry

                                   .  Provides superior flexibility and improves customer service throughout the financial institution

                                   .  User defined parameters and tables

                                   .  Multiple security codes and levels of access

                                   .  Privacy "opt out" capabilities at the customer level
- ------------------------------------------------------------------------------------------------------------
Service bureau                     .  Allows customers to focus on core competencies by outsourcing their core processing needs to us

                                   .  Gives customers access to our processing systems without the expense of maintaining in-house processing operations

                                   .  Services are conducted over our frame relay network, one of the largest in the nation,  and are coordinated through seven host data processing centers located in various regions of the nation

                                   .  Each data processing center serves as a back-up facility in the event another center experiences a natural disaster, destruction or other similar event which eliminates or diminishes its processing capabilities

                                   .  Check processing and back office services like proofing and encoding of checks, clearing and settlement of checks with the Federal Reserve, and other bank statement preparation

                                   .  Related technology services are provided through 26 service centers throughout the eastern half of the United States as of March 20, 2001
- ------------------------------------------------------------------------------------------------------------
Ancillary products and services    .  Loan document imaging and tracking, teller software, check printing software and optical disk storage
- ------------------------------------------------------------------------------------------------------------

     Check Imaging

     Check imaging involves creating digital images through the use of a camera attached to a sorter. As a check passes through the sorter, its individual picture is taken. Multiple check images are printed in check sequence on a single page for inclusion in monthly statements to reduce postage costs when mailing to the banks' customers. Automated electronic sorting of digital images allows (a) bank employees to retrieve checks on personal computers, (b) facilitates signature verification, (c) speeds responses to customer inquiries, and (d) corporate customers to receive periodic statement information on CD-ROM to facilitate financial and cash management objectives.

     Increased electronic commerce activity and changing banking practices have created a demand for faster, more efficient electronic handling of bank documents, including checks and other documents. The need to reduce labor, research time and the cost of postage has increased the demand for check imaging solutions on both an in-house as well as service bureau basis. Images of insufficient checks, stop payments, and large dollar checks, are presented online to bank operations staff to review. Financial institutions will continue to employ check imaging as part of their efforts to reduce operating costs and provide enhanced banking services to their customers.

     Our check imaging capabilities include:

- ------------------------------------------------------------------------------------------------------------
Category                                                          Description
- ------------------------------------------------------------------------------------------------------------
Renaissance(TM)                    .  Proprietary check imaging software used in-house by our customers

                                   .  Allows customers to control the imaging process without paying recurring monthly fees
- ------------------------------------------------------------------------------------------------------------
Service bureau                     .  Turnkey outsourced solution for check imaging that provides our customers the ability to offer check imaging and image statements without a large capital expenditure

                                   .  Twenty six check imaging centers located in thirteen states as of
                                      March 20, 2001
- ------------------------------------------------------------------------------------------------------------

     Data Communications Management

     We believe that the growth in the number and types of communications devices used in electronic commerce has created a large market for data communications management, transaction processing and information exchange services. Key elements of our data communications management solutions include:

- ------------------------------------------------------------------------------------------------------------
Category                                                          Description
- ------------------------------------------------------------------------------------------------------------
Communication services             .  Serve as single point of contact for customers' communication needs

                                   .  Design and manage various local and wide area communications networks for our customers

                                   .  Offer a full line of communications services, including end-to-end management of equipment, local lines and long distance


Category                                                          Description
- ------------------------------------------------------------------------------------------------------------
                                   .  Provide internet services, including web hosting and email services, to the desktop of our customers' personnel across our frame relay network

                                   .  Ability to support customers' existing applications and easily add new products and services to existing infrastructure with minimal cost and effort
- ------------------------------------------------------------------------------------------------------------
Frame relay network                .  Accommodates data transmissions of various sizes and is protocol independent - not only can any set of data be accepted, switched and transported across a network, but the specific data is undisturbed in the process

                                   .  Provides efficient switching capabilities for transferring information across the network, resulting in rapid response time and secure and reliable transmission and processing of transactions

                                   .  Uses the fiber optic networks of MCI Worldcom and BellSouth
                                      Telecommunications to provide the capacity, or bandwidth, capable of supporting our transaction-intensive services

                                   .  Linked to our customers' operations by communication lines that can handle large amounts of data traffic to ensure adequate bandwidth for rapid processing of electronically transmitted data

                                   .  Monitored and maintained 24 hours a day, 7 days a week from a central location in Norcross, Georgia
- ------------------------------------------------------------------------------------------------------------
Competitive local exchange         .  Certified as a CLEC and an IXC in Alabama, Kentucky, Florida and
carrier, or CLEC                      Georgia

                                   .  Will allow us to offer local and long distance communications
Long distance carrier, or IXC         services to our customers

                                   .  We can purchase for resale all tariffed products and services offered by the Regional Bell Operating Companies and long distance carriers at wholesale prices, without having to spend the significant capital required to install our own network infrastructure

- ------------------------------------------------------------------------------------------------------------

     We recently received certification as a CLEC and an IXC in Alabama, Florida, Kentucky and Georgia. We have negotiated an interconnection/resale agreement with BellSouth Telecommunications Inc., a RBOC, but have not yet done so with an IXC. The BellSouth interconnection/resale agreement has been filed with the public utility commissions in Alabama, Florida, Georgia and Kentucky and has been approved by those states.

     Our ability to succeed as a CLEC or an IXC will be subject to a number of factors, including:

     .   our ability to market the new services to our customers;

     . the willingness of our customers to use a non-traditional provider for their telecommunications services;

     . our ability to implement the necessary billing and collection systems for these services;

     . competition from RBOCs such as BellSouth, from IXCs such as AT&T Corp. or MCI WorldCom, Inc., and from other CLECs;

     . our ability to obtain the services, equipment and facilities that we need to serve as a CLEC or IXC; and

     . the performance of other carriers from whom we purchase services for resale.

     If we are unsuccessful in operating as a CLEC or an IXC, our ability to control our operating costs would be harmed and we would not receive the benefits of the costs we have incurred in our efforts to become both a CLEC and an IXC.

     In addition to obtaining state CLEC and IXC certifications, we are also required to obtain authorization from the Federal Communications Commission to offer international telecommunications services. We are also required to file with the FCC and with various state public utility commissions tariffs describing the rates, terms and conditions of our services and to comply with local license or permit requirements relating to the installation and operation of our network. We have incurred some costs in attempting to become a CLEC and IXC and expect to incur significant costs in maintaining that status. Any of the following could have a material adverse effect on our operations as a CLEC or an IXC:

     .   failure to maintain proper federal and state tariffs;

     .   failure to maintain proper federal or state certifications;

     .   failure to comply with federal, state or local laws or regulations;

     .   failure to obtain and maintain required licenses and permits;

     .   changes in the laws applicable to CLECs or IXCs; and

     . burdensome federal, state or local regulations, license or permit requirements.

     Internet Banking

     In March 1999 we acquired internet banking and voice response products and began marketing these products to our customers as part of our package of electronic commerce products and services. In August 1999, we acquired SBS Corporation, an Alabama-based provider of internet and telephone banking technologies and services to community financial institutions nationwide. In September 1999, we completed several other business combinations, the result of which was the creation of Netzee, Inc., an internet banking and technology company in which we owned approximately 28% as of December 31, 2000. For more information about these transactions, see "Business - Our Acquisitions" and "Business - Our Relationship with Netzee, Inc." Through our relationship with Netzee, we offer leading internet and telephone banking products and services as part of our strategy to provide superior electronic commerce and operating capabilities to our customers.

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

     Our Acquisitions

     Since January 1, 1999, we have completed the following transactions:

Date of Transaction                                               Description
- ------------------------------------------------------------------------------------------------------------
January 1999                       The purchase of some of the assets and liabilities of Eastern Software,
                                   Inc., the developer of a loan document and portfolio tracking software located in Georgia
- ------------------------------------------------------------------------------------------------------------
March 1999                         A merger with Direct Access Interactive, Inc., a provider of internet and telephone banking software and services located in Tennessee
- ------------------------------------------------------------------------------------------------------------
May 1999                           A merger with L.E. Vickers & Associates, Inc. and Data Equipment
                                   Services, Inc., two related Tennessee-based providers of core data processing, item capture, check imaging, equipment and maintenance products and services
- ------------------------------------------------------------------------------------------------------------
August 1999                        A merger with SBS Corporation and SBS Data Services, Inc., two related
                                   Alabama-based providers of software systems and services, including internet banking, core data processing, check imaging, telephone banking and optical storage products
- ------------------------------------------------------------------------------------------------------------
February 2000                      The purchase of some of the assets and liabilities of the Dallas, Texas item processing center of TIB The Independent BankersBank
- ------------------------------------------------------------------------------------------------------------
March 2000                         The purchase of some of the assets and liabilities of the Tampa, Florida item processing center of M&I Data Services
- ------------------------------------------------------------------------------------------------------------
May 2000                           Purchase of Debit Card Program from the Georgia Banker's Bank
- ------------------------------------------------------------------------------------------------------------
June 2000                          Purchase of TellerPlus, an online teller platform system, from
                                   CRI-Financial Systems, Inc.
- ------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------
August 2000                        A merger with Advanced Computer Enterprises, Incorporated, a provider of core data processing, item capture and check imaging, accounted for as a pooling of interests
- ------------------------------------------------------------------------------------------------------------
January 2001                       The purchase of the U.S. core data processing, check imaging, and item capture center operations of SLMsoft.com Inc.
- ------------------------------------------------------------------------------------------------------------
February 2001                      The purchase of the assets and liabilities of DPSC, Inc. a division of
                                   Netzee, Inc.
- ------------------------------------------------------------------------------------------------------------
March 2001                         Purchase of C-TEQ, a provider of core data processing and check and statement imaging
- ------------------------------------------------------------------------------------------------------------


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

     In August 1999, we created a wholly-owned subsidiary, Netzee, Inc., and on September 3, 1999, we combined it with:

     .   Direct Access, our internet banking subsidiary;

     . the internet banking operations of The Bankers Bank and TIB The Independent BankersBank;

     .   Call Me Bill, LLC, an electronic bill payment company; and

     .   Dyad Corporation, a developer of automated loan origination systems.

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

     As of December 31, 2000 we owned approximately 28% of Netzee. Four of our directors also serve as directors of Netzee and one of those directors, Donny Jackson, is the Chief Executive Officer of Netzee. In addition, we maintain a strategic relationship with Netzee to cross-market each other's products and services, which we believe will benefit our business. Our existing and future agreements and relationships with Netzee have not resulted and will not necessarily result from arms-length negotiations. When the interests of Netzee diverge from our interests, Netzee's officers and directors may exercise their influence in Netzee's best interests. Therefore, our agreements and relationships with Netzee may be less favorable to us than those that we could obtain from unaffiliated third parties. Moreover, many of the transactions between us and Netzee do not lend themselves to precise allocations of costs and benefits. Thus, the value of these transactions will be left to the discretion of the parties, who are subject to potentially conflicting interests.

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

     We have agreed to provide Netzee with a $15.0 million revolving line of credit. The line of credit bears interest at prime plus 2% and accrued interest is payable monthly. As of March 23, 2001, Netzee had $6.6 million outstanding under the line of credit. If Netzee does not become profitable, it may not be able to repay the loans we have made and may make to it in the future.

     As of December 31, 2000 we owned approximately 28% of Netzee's common stock. As of December 31, 2000 our investment in Netzee was $17.7 million which exceeded the market value as of that date. We believe that this reduction in value is temporary; however, if this reduction becomes other than temporary, we may have to write down our investment in Netzee.

  Effective February 1, 2001 InterCept acquired DPSC, Inc. from Netzee, Inc. in an arms length transaction. InterCept paid $14.1 million and assumed certain liabilities.

Sales and Marketing

     At December 31, 2000 our sales force was made up of approximately 30 sales representatives and product specialists who sell all of our products and services to our customers in specified geographic regions. Because they have the ability to sell our full range of products and services, our sales representatives can capitalize on their relationships with the community financial institutions. Although the sales representatives are trained on each product line, we also employ several product specialists who are available to assist the direct salesperson in the specifics of certain technical products. We offer products and services on both a stand-alone basis and in combination with one or more of our products and services.

     Our indirect marketing efforts include obtaining referrals and endorsements from our customers and various banking related organizations. We currently have exclusive marketing agreements with 8 of the 18 bankers' banks and have other relationships with four additional bankers' banks. Through our relationship with these bankers' banks, we have referral sources to thousands of financial institutions nationwide.

Employees

     At December 31, 2000, we had 466 full-time employees and 61 part-time employees. Of these employees, 427 worked in operations, 70 in administration and 30 in sales. None of our employees is represented by a collective bargaining agreement nor have we ever experienced any work stoppage. We believe that our relationship with our employees is satisfactory.

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

Intellectual Property and Other Proprietary Rights

     None of our technology is currently patented. We also rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We cannot assure you that the steps we have taken will adequately protect our proprietary rights or that our competitors will not independently develop similar technology.

Facilities

     Our principal office consists of 36,000 square feet of leased space located in Norcross, Georgia. We currently operate full-service data centers, software system development centers and item processing and back-office service centers in 29 cities: Birmingham, Alabama; Jonesboro, Arkansas; Colorado Springs, Colorado; Jacksonville, Miami, and Tampa, Florida; Macon, Norcross and Thomson, Georgia; Lombard, Illinois; Lenexa, Kansas; Chelmsford and Norwood, Massachusetts; Carlstadt and Westmont, New Jersey; Greensboro, North Carolina; Oklahoma City, Oklahoma; Cayce, South Carolina; Brentwood, Cookeville, Maryville, Nashville and White Pine, Tennessee; Austin, Dallas and Houston, Texas; and Richmond, Virginia. We lease office space in Calabasas Hills, California and Westminster, Colorado, primarily to support our sales and marketing efforts in these areas. We own the facilities in Thomson, Georgia and Maryville, Tennessee and lease the remaining. We believe our facilities are adequate for our needs and do not anticipate any material difficulty in replacing such facilities or securing facilities for new offices.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information

     From our initial public offering in June 1998 until March 26, 1999, our common stock traded on the American Stock Exchange under the symbol "ICG." Since March 29, 1999 our common stock has been quoted on the Nasdaq National Market under the symbol "ICPT." As of March 20, 2001, we had approximately 71 holders of record of our common stock, representing approximately 2,300 beneficial owners.

     The table below sets forth for the periods indicated the high and low sales prices of our common stock as reported by the Nasdaq National Market, as the case may be.


                                            Price Range
                                         High         Low
                                        --------------------
Year Ended December 31, 1999:
   First Quarter                       $10 1/4      $ 7 1/16
   Second Quarter                       17 3/8        8
   Third Quarter                        30 1/8       14
   Fourth Quarter                       31 1/4       12 1/2

Year Ended December 31, 2000:

   First Quarter                       $32 1/32     $ 20 1/4
   Second Quarter                       26 1/4        13 1/2
   Third Quarter                        27            18 7/8
   Fourth Quarter                       28 11/16      20 1/2


We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Our line of credit from First Union National Bank prohibits us from paying cash dividends without the consent of First Union.

ITEM 6.     SELECTED FINANCIAL DATA

  You should read the following data along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes. We derived this financial data from our consolidated financial statements, which have been audited by Arthur Andersen LLP, our independent public accountants. All amounts have been restated to reflect the August 2000 acquisition of Advanced Computer Enterprises Incorporated, which we accounted for as a pooling of interests transaction. Equity in loss of affiliate represents our share of the reduction in equity, as a result of losses, of Netzee. Minority interest in (income) loss of consolidated subsidiary represents the minority shareholder's 33.3% share of the equity and earnings of ProImage, Inc., a corporation that provides check imaging services, of which we own 66.7%. This financial data includes the results of operations of other companies we have acquired. Please see Note 3 in the notes to our financial statements for a discussion of the acquisitions we have made.

                                                                                 Year Ended December 31,
                                                         1996           1997           1998           1999            2000
                                                                             (In thousands, except share data)
Statement of Operations Data:
Revenues.......................................     $   19,269      $   28,193      $   33,270     $     52,359    $     69,639
Costs of services..............................          9,338          12,125          13,587           20,452          26,952
Selling, general and administrative expenses...          9,748          12,798          13,589           20,992          27,017
Depreciation and amortization..................            537           1,496           1,579            4,462           4,403
Loss on impairment of intangibles..............              0             728               0                0               0
Writeoff of purchased research and development
 costs.........................................            810               0               0                0               0
                                                    ----------      ----------      ----------     ------------    ------------
Total operating expenses.......................         20,433          27,147          28,755           45,906          58,372
                                                    ----------      ----------      ----------     ------------    ------------
Operating income (loss)........................         (1,164)          1,046           4,515            6,453          11,267
Interest and other income (expense), net.......           (252)           (625)           (215)          39,172          11,825
                                                    ----------      ----------      ----------     ------------    ------------
Income (loss) before equity in loss of
 affiliate, provision for income taxes
 and minority interest.........................         (1,416)            421           4,300           45,625          23,092
Provision (benefit) for income taxes...........           (141)            721           1,632           20,212           9,216
Equity in loss of affiliate....................              0               0               0          (15,352)        (30,710)
Minority interest..............................            (14)             39             (89)            (120)            (28)
                                                   -----------      ----------      ----------       ----------      ----------
Net income (loss)..............................         (1,289)           (261)          2,579            9,941         (16,862)
Preferred stock dividends......................             (8)            (32)            (16)               0               0
                                                    ----------      ----------      ----------       ----------      ----------
Net income (loss) attributable to common
 shareholders..................................     $   (1,297)     $     (293)     $    2,563       $     9,941    $   (16,862)
                                                    ==========      ==========      ==========       ===========    ===========
Basic net income (loss) per common
 share.........................................     $    (0.21)     $    (0.04)     $     0.30       $      0.99    $     (1.32)
                                                    ==========      ==========      ==========       ===========     ==========
Diluted net income (loss) per common
 share.........................................     $    (0.21)     $    (0.04)     $     0.30       $      0.94    $     (1.32)
                                                    ==========      ==========      ==========       ===========    ===========
Weighted average common shares outstanding:
Basic..........................................      6,183,847       7,082,614       8,464,740        10,094,696     12,820,073
Diluted........................................      6,183,847       7,082,614       8,596,514        10,563,546     12,820,073

                                                                                 Year Ended December 31,
                                                         1996           1997           1998           1999            2000
Balance Sheet Data:
Cash and cash equivalents......................     $    1,666      $    2,367      $    3,496       $     2,145    $     8,061
Working capital................................          2,142           1,512           5,057             3,692         56,907
Total assets...................................         12,447          12,045          22,014           100,895        142,126
Long-term debt, net of current portion.........          5,272           4,717             211            12,669          4,513
Shareholders' equity...........................          1,379             648          17,713            52,660        102,392

QUARTERLY FINANCIAL DATA

                                                                 Year Ended December 31, 1999
                                                 Quarter 1    Quarter 2    Quarter 3    Quarter 4     Total
                                                              (In thousands, except share data)
Statement of Operations Data:
Revenues.....................................       $9,893      $11,426      $15,224      $15,816     $52,359
Costs of revenues............................        3,747        4,388        5,989        6,328      20,452
                                                    ------      -------      -------      -------     -------
Gross profit.................................        6,146        7,038        9,235        9,488      31,907
Net income (loss) attributable to common
 shareholders................................       ======      =======      =======      =======     =======
                                                    $1,011      $ 1,084      $ 1,988      $ 5,858     $ 9,941
                                                    ======      =======      =======      =======     =======
Diluted net income (loss) per common                $  .10      $   .10      $  0.18      $  0.56     $   .94
share........................................       ======      =======      =======      =======     =======

                                                                   Year Ended December 31, 2000
                                                 Quarter 1    Quarter 2     Quarter 3     Quarter 4       Total
                                                                (In thousands, except share data)
Statement of Operations Data:
Revenues.....................................      $15,779      $17,285       $17,828      $ 18,747      $ 69,639
Costs of revenues............................        6,112        6,819         6,901         7,120        26,952
                                                   -------      -------       -------      --------      --------
Gross profit.................................        9,667       10,466        10,927        11,627        42,687
Net income (loss) attributable to common
 shareholders................................      =======      =======       =======      ========      ========
                                                   $   227      $(3,783)      $(3,244)     $(10,062)     $(16,862)
                                                   =======      =======       =======      ========      ========
Diluted net income (loss) per common               $   .02      $ (0.29)      $ (0.25)     $   0.76      $  (1.32)
share........................................      =======      =======       =======      ========      ========


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

       On a service bureau basis, we generate core data processing revenues from service and processing fees based on the volume of transactions processed.
These revenues are recognized as the services are performed. We also generate core data processing revenues by licensing BancPac or BancLine, our proprietary Windows(R) NT based client/server software systems, on an in-house basis. We recognize revenues for licensing BancPac and BancLine in accordance with Statement of Position 97-2 on "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. We recognize software license fees when we have signed a non-cancelable license agreement, shipped the product and satisfied significant obligations to the customer.

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

       In June 1998, we completed an initial public offering of our common stock. Since that time, we have completed a number of acquisitions. See "Business - Our Acquisitions" for a discussion of these acquisitions. We originally accounted for our acquisition of Direct Access in March 1999 as a pooling of interest. As a result of the transactions described in "Business - Our Relationship with Netzee," we have changed the accounting for the Direct Access acquisition to a purchase. Our acquisition of Advanced Computer Enterprises ("ACE") in August 2000 was accounted for as a pooling of interests. All of our acquisitions since our initial public offering, with the exception of ACE, have been accounted for as purchases. Our financial results have been restated to include the results of ACE for all periods presented.

       Due to Netzee's issuance of common stock in connection with transactions that occurred on September 3, 1999, our ownership percentage in Netzee decreased to approximately 49% as of that date. As a result, we no longer consolidate Netzee's results of operations with our results of operations. We now account for our investment in Netzee under the equity method, which requires us to record the results of operations of Netzee in a single line item in our statement of operations titled "Equity in Loss of Affiliate." Because we provided unlimited funding to Netzee until completion of their initial public offering in November 1999, all of Netzee's losses prior to the completion of the offering are included in that line item rather than our relative percentage of those losses. Following the completion of the initial public offering we have recorded only our relative percentage of Netzee's net losses. As of December 31, 2000 we owned approximately 28% of Netzee's common stock.

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

                                                                               Year Ended December 31,
                                                              ------------------------------------------------------
                                                                         1998               1999                2000
                                                              ---------------     --------------     ---------------

Revenues...............................................                 100.0%             100.0%              100.0
Costs of services......................................                  40.8               39.1                38.7
Selling, general and administrative expenses...........                  40.8               40.1                38.8
Depreciation and amortization..........................                   4.7                8.5                 6.3
                                                              ---------------     --------------     ---------------
Total operating expenses...............................                  86.4               87.7                83.8
                                                              ---------------     --------------     ---------------
Operating income.......................................                  13.6               12.3                16.2
Other income (expense), net............................                  (0.6)              74.8                17.0
                                                              ---------------     --------------     ---------------
Income (loss) before minority interest and
  provision for income taxes........                                     12.9               87.1                33.2
Equity in loss of affiliate............................                   0.0              (29.3)              (44.1)
Minority interest (income) loss........................                  (0.3)              (0.2)               (0.1)
Provision for income taxes.............................                   4.9               38.6                13.2
                                                              ---------------     --------------     ---------------
Net income.............................................                   7.7%              19.0%              (24.2)%
                                                              ===============     ==============     ===============

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

     Revenues. Revenues increased 33.0%, to $69.6 million for the year ended December 31, 2000 from $52.4 million for the year ended December 31, 1999. The $17.2 million increase was primarily related to (a) $15.6 million generated by an increase in service fee income, (b) $840,000 generated by an increase in data communications management income and (c) $830,000 generated by additional
hardware sales   These increases are attributable to both internal growth and acquisitions.

     Costs of Services. Costs of services increased 31.8% to $27.0 million for the year ended December 31, 2000 from $20.5 million for the year ended December 31, 1999. The $6.5 million increase was primarily attributable to (a) an increase of $5.1 million related to service fee income (b) $840,000 related to data communications management, and (c) $600,000 generated by additional hardware sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 28.7% to $27.0 million for the year ended December 31, 2000 from $21.0 million for the year ended December 31, 1999. The $6.0 million increase was primarily due to additional personnel to support our growth and acquisitions and other miscellaneous expenses.

     Depreciation and Amortization. Depreciation and amortization remained constant at $4.4 million for the year ended December 31, 2000. During 1999 InterCept had a one time amortization charge for Netzee of approximately $1.0 million which did not occur in 2000, but which is offset by increased intangibles in 2000.

     Operating Income. For the foregoing reasons, operating income increased $4.8 million to $11.3 million for the year ended December 31, 2000 from $6.5 million for the year ended December 31, 1999.

     Interest and Other Income (Expense), net. Interest and other income decreased $27.3 million to $11.8 million for the year ended December 31, 2000 from income of $39.2 million for the year ended December 31, 1999. The decrease was due primarily to a $30.9 million decrease in gains recognized associated with changes in the ownership of Netzee, Inc. offset by interest income of $3.6 million from investments of the proceeds from our public offering of stock in
February 2000.   For an explanation of the Netzee, Inc. loss see Note 3 to our
Financial Statements.

     Provision (Benefit) For Income Taxes. Provision for income taxes decreased $11.0 million to $9.2 million for the year ended December 31, 2000 from $20.2 million for the year ended December 31, 1999. The decrease was attributable to the taxable component of the gains created by the issuance of common stock of Netzee during 1999 offset by increased pre-tax profits.

     Equity in Loss of Affiliate. Equity in loss of affiliate was $30.7 million for the year ended December 31, 2000 and $15.4 million for the year ended December 31, 1999. This amount represents our share of Netzee, Inc.'s losses.

     Minority Interest in Loss (Income) of Consolidated Subsidiary. Minority interest in income decreased $90,000 to $30,000 for the year ended December 31, 2000 from $120,000 for the year ended December 31, 1999. The decrease was primarily due to reduced profits in ProImage's operations.


Year Ended December 31, 1999 Compared To Year Ended December 31, 1998

     Revenues. Revenues increased 57.4%, to $52.4 million for the year ended December 31, 1999 from $33.3 million for the year ended December 31, 1998. The $19.1 million increase was primarily related to (a) $14.4 million generated by an increase in service fee income, (b) $3.3 million generated by additional hardware sales and (c) $1.4 million generated by an increase in data communications management income. These increases are attributable to both internal growth and acquisitions.

     Costs of Services. Costs of services increased 50.5% to $20.5 million for the year ended December 31, 1999 from $13.6 million for the year ended December 31, 1998. The $6.9 million increase was primarily attributable to (a) an increase of $3.7 million related to service fee income (b) $2.2 million generated by additional hardware sales, and (c) $1.0 million related to data communications management.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 54.5% to $21.0 million for the year ended December 31, 1999 from $13.6 million for the year ended December 31, 1998. The $7.4 million increase was primarily due to additional personnel to support our growth and acquisitions and other miscellaneous expenses.

     Depreciation and Amortization. Depreciation and amortization increased 182.6% to $4.5 million for the year ended December 31, 1999 from $1.6 million for the year ended December 31, 1998. The $2.9 million increase was primarily attributable to (a) $700,000 associated with depreciation expense related to fixed asset additions and (b) $2.2 million related to additional amortization expense, $1.9 million of which related to acquisitions completed in 1999.

     Operating Income. For the foregoing reasons, operating income increased $2.0 million to $6.5 million for the year ended December 31, 1999 from $4.5 million for the year ended December 31, 1998.

     Interest and Other Income (Expense), net. Interest and other income increased $39.4 million to $39.2 million for the year ended December 31, 1999 from expense of $220,000 for the year ended December 31, 1998. The increase was due primarily to a $38.9 million gain associated with the issuance of common stock of Netzee, Inc. For an explanation of this gain see Note 3 to our Financial Statements.

     Provision (Benefit) For Income Taxes. Provision for income taxes increased $18.6 million to $20.2 million for the year ended December 31, 1999 from $1.6 million for the year ended December 31, 1998. The increase was attributable to the pre-tax $38.9 million gain associated with the issuance of common stock of Netzee and increased pre-tax profits.

     Equity in Loss of Affiliate. Equity in loss of affiliate was $15.4 million for the year ended December 31, 1999. This amount is our share of Netzee's losses. There was no equity in loss of affiliate for the year ended December 31, 1998.

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

     Cash and cash equivalents were $8.1 million at December 31, 2000. Net cash provided by operating activities was $9.0 million, $4.7 million and $3.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in the net cash provided by operating activities in 2000 as compared to 1999 was primarily attributable to an increase in earnings, excluding the non-cash effects of our investment in Netzee. The increase in the net cash provided by operating activities in 1999 as compared to 1998 was primarily attributable to an increase in earnings.

     Net cash used in investing activities was $60.8 million, $18.0 million and $8.6 million in 2000, 1999 and 1998, respectively. The increase in net cash used in investing activities in 2000 as compared to 1999 was attributable to investment of the proceeds from our offering of common stock completed in February 2000 as well as increased capital expenditures and acquisitions during 2000. The increase in net cash used in investing activities in 1999 as compared to 1998 was primarily due to a receivable created from the funding of Netzee's operations and acquisitions during the 1999 period.

     Net cash provided by financing activities was $57.7 million, $11.9 million and $6.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in net cash generated for 2000 compared to 1999 is due to the net proceeds from our offering of common stock completed in February 2000 of $65.5 million, offset by repayments of borrowings under our credit facility using a portion of the offering proceeds. The increase in net cash for 1999 compared to 1998 was primarily due to increased borrowings under our credit facility due to the funding of Netzee's operations and acquisitions during the 1999 period.

     During 1998, we entered into a credit facility with First Union National Bank. Under this facility, as amended, we may borrow up to $35.0 million for working capital and to fund acquisitions and pay expenses related to acquisitions. During 1999, we extended the term of the facility from April 28, 2001 to June 30, 2002. The First Union credit facility contains provisions which require us to maintain certain financial ratios and minimum net worth amounts and which restrict our ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay cash dividends. Interest is payable monthly, and outstanding principal amounts accrue interest at an annual rate equal to either
(a) a floating rate equal to the lender's prime rate minus 0.25% or (b) a floating rate equal to the LIBOR Market Index Rate. On December 31, 2000, the interest rate under this facility was approximately 6.66%.

     In connection with our acquisition of SBS Corp. and SBS Data Services, Inc., we borrowed $21.6 million from First Union and loaned that amount to our subsidiary, Direct Access, to pay a portion of the purchase price for SBS Corp. and to pay some outstanding liabilities of SBS Corp. In September 1999, we borrowed an additional $7.3 million under the First Union credit facility and loaned that amount to Netzee to pay a portion of the purchase price for acquisitions of other companies. Netzee repaid these loans with some of the net proceeds from its initial public offering, which was completed in November 1999.

     Netzee has borrowed additional monies from us and we have committed, subject to some conditions, to provide to Netzee a $15.0 million line of credit for its working capital needs. In February 2001, we acquired DPSC Software, Inc. from Netzee for approximately $14.1 million which reduced the balance outstanding on the line of credit. Netzee has subsequently borrowed additional funds from us, and as of March 20, 2001, a total of $6.6 million was due from Netzee under this line of credit. We plan to finance this line of credit with cash on hand and additional borrowings under our credit facility with First Union. Netzee may require additional funds to support its operations. Netzee may seek to raise capital through public or private offering of debt or equity, the sale of assets, or from other sources. No assurance can be given that additional funds will be available, on terms favorable to Netzee, if at all. Netzee's ability to continue as a going concern and to meet it's obligations as they may come due may be dependent upon their ability to raise additional capital funds.

     We no longer consolidate Netzee's results of operations with our results of operations. We now account for our investment in Netzee under the equity method, which requires us to record the results of operations of Netzee in a single line item in our statement of operations titled "Equity in Loss of Affiliate." Because we provided unlimited funding to Netzee until completion of its initial public offering in November 1999, all of Netzee's losses prior to the completion of the offering are included in that line item rather than our relative percentage of those losses. Following the completion of Netzee's offering we have recorded only our relative percentage of Netzee's net losses. As of December 31, 2000 we owned approximately 28% of Netzee's common stock. As of December 31, 2000 our investment in Netzee was $17.7 million which exceeded the market value of $2.8 million as of that date. We believe that this reduction in value is temporary; however, if this reduction becomes other than temporary, we may have to write down our investment in Netzee. In addition, Netzee has a history of losses and may never become profitable. We will continue to account for our investment in Netzee under the equity method which will result in additional losses on our investment until Netzee becomes profitable. The impact of Netzee's results of operations on our financial condition, including our shareholders' equity, is uncertain, and we cannot guarantee we will benefit from our ownership in Netzee.

     On January 4, 2001, we acquired the core data processing, check imaging, and item capture center operations of SLMsoft.com Inc., a Kansas corporation, and certain software from SLMsoft.com Inc. an Ontario corporation. We paid $40 million in cash and issued or agreed to issue up to 1,253,942 shares of our common stock in the transaction.

     On March 12, 2001, we acquired C-TEQ, Inc., an Oklahoma corporation that is a provider of data processing and check and statement imaging to approximately 40 community financial institutions located in Oklahoma and Texas. We paid $3.6 million in cash in connection with the acquisition.

     The cash portion of the acquisition of SLMSoft.com, and the acquisition of DPSC and C-TEQ were financed through the use of cash on hand and an increase in amounts outstanding under our line of credit with First Union National Bank.

     While there can be no assurance, we believe that the net proceeds to us from our offering of common stock in February 2000, together with funds currently on hand, funds to be provided by operations and funds available for working capital purposes under the First Union credit facility, will be sufficient to meet our anticipated capital expenditures and liquidity requirements for at least the next 12 months. We intend to grow, in part, through strategic acquisitions and expect to make additional expenditures to negotiate and consummate acquisition transactions and integrate the acquired companies. No assurance can be made with respect to the actual timing and amount of the expenditures and acquisitions. In addition, no assurance can be given that we will complete any acquisitions on terms favorable to us, if at all, or that additional sources of financing will not be required.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates. Borrowings under the First Union credit facility accrue interest at a fluctuating rate based either upon the lender's prime rate or LIBOR. As of March 20, 2001, there was $10.0 million outstanding under this facility. Any future borrowings will increase our exposure to interest rate fluctuations. Changes in interest rates which dramatically increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies. Additional loans to Netzee may increase the amount outstanding under this facility.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     We refer you to our "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants" attached hereto as pages F-1 through F-24.


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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders under the heading "Election of Directors (Proposal 1)."


ITEM 11.     EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders under the heading "Executive Compensation," except for those portions relating to our compensation committee's report on executive compensation and to our comparative performance.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders under the heading "Security Ownership."


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders under the heading "Corporate Governance."


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

     The following financial statements are filed as part of this Report and are attached hereto as pages F-1 to F-19:

     Report of Independent Public Accountants;
     Consolidated Balance Sheets as of December 31, 1999 and 2000; Consolidated Statements of Operations for the years ended December 31,
       1998, 1999 and 2000;
     Consolidated Statements of Changes in Shareholders' Equity for
       the years ended December 31, 1998, 1999 and 2000;
     Consolidated Statements of Cash Flows for the years ended December 31,
       1998, 1999 and 2000; and
     Notes to Consolidated Financial Statements

     The following financial statements of Netzee, Inc. as required by Regulation S-X, Rule 3-09 are filed herewith as Exhibit 99.1:

     Report of Independent Public Accountants;
     Consolidated Balance Sheets as of December 31, 1999 and 2000; Consolidated Statements of Operations for the years ended December 31,
        1998, for the period from January 1, 1999 to February 28, 1999 and for the period from March 1, 1999 to December 31, 1999, and the year ended December 31, 2000;
     Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 1998, for the period from January 1, 1999 to February 28, 1999 and for the period from March 1, 1999 to December 31, 1999 and for the period ended December 31, 2000;
     Consolidated Statements of Cash Flows for the years ended December 31,
        1998, for the period from January 1, 1999 to February 28, 1999 and for the period from March 1, 1999 to December 31, 1999 and for the period ended December 31, 2000; and
     Notes to Financial Statements.

(a)  2.  Financial Statement Schedules

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL
                              STATEMENT SCHEDULE

     To The InterCept Group, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of The InterCept Group, Inc. included in this Form 10-K and have issued our report thereon dated March 2, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The foregoing schedule is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

     Atlanta, Georgia
     March 2, 2001


     Financial statement schedules I, III and VI are omitted because they are either: (a) not applicable or not required, or (b) the information is presented in our consolidated financial statements or notes thereto.

     Schedule II Valuation and Qualifying Accounts

                                     Beginning    Acquisition                            Ending
           Description                Balance       reserves        Deductions           Balance
- ---------------------------------  -------------  -----------      -------------      -------------
1998 Restructuring reserve
 related to acquisition                $      0    $178,169         $ 68,646 (a)      $109,523

1999 Restructuring reserve
 related to acquisition                $109,523    $100,000         $158,862          $ 50,661

2000 Restructuring reserve
 related to acquisition                $ 50,661    $      0         $ 50,661          $      0

       (a) Amount includes $50,968 of lease costs charged against reserve and $17,678 adjusted against goodwill to reflect revised estimates of exit costs.

                                       Charge to
                                       beginning
                                        costs         Acquisition                                          Ending
           Description               and balance       reserves         Expense         Writeoffs          Balance
- --------------------------------    --------------  ---------------  -------------  -----------------  ---------------
1997 Allowance for Doubtful
 Accounts                              $156,616        $      0        $ 20,000         $  (6,864)         $169,752

1998 Allowance for Doubtful
 Accounts                               169,752         190,000 (a)     125,000           (98,600)          386,152

1999 Allowance for Doubtful
 Accounts                               386,152                         902,818          (648,190)          640,780

(a)  Amounts associated with current year acquisitions charged to goodwill.

(a)    3.  Exhibits

Exhibit No.                                       Description
- -----------    ------------------------------------------------------------------------------------------
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

   2.8         Asset Contribution Agreement dated September 3, 1999 by and among The InterCept Group, Inc.,
               Netzee, Inc. and TIB The Independent BankersBank (incorporated by reference to Exhibit 2.4 to InterCept's Current Report on Form 8-K filed September 17, 1999).++
   2.9         Purchase Agreement (amended and restated) dated as of November 29, 2000, between The
               InterCept Group, Inc. and SLMSoft.com Inc., an Ontario corporation, and SLMsoft.com Inc., a
               Kansas corporation (incorporated by reference to Exhibit 2.1 to InterCept's Current Report on Form 8-K filed January 19, 2001). ++
  2.10         Software Agreement dated January 4, 2001, between The InterCept Group, Inc., and SLMSoft.com
               Inc., an Ontario corporation (incorporated by reference to Exhibit 2.2 to InterCept's
               Current Report on Form 8-K filed January 19, 2001). ++
  2.11         Registration Rights Agreement dated January 4, 2001, between The InterCept Group, Inc., and
               SLMSoft.com Inc., an Ontario corporation (incorporated by reference to Exhibit 2.3 to
               InterCept's Current Report on Form 8-K filed January 19, 2001). ++
   3.1         Amended and Restated Articles of Incorporation, as deemed filed with the Secretary of the
               State of Georgia on April 29, 1998 (incorporated by reference to the exhibits to InterCept's
               Registration Statement on Form 8-A (as amended on October 1, 1999)).
   3.2         Amended and Restated Bylaws (incorporated by reference to the exhibits to InterCept's
               Registration Statement on Form 8-A (as amended on October 1, 1999)).
   3.3         Amendment to Amended and Restated Bylaws (incorporated by reference to the exhibits to
               InterCept's Registration Statement on Form 8-A (as amended on October 1, 1999)).
   4.1         See Exhibits 3.1, 3.2 and 3.3 for provisions of the Amended and Restated Articles of
               Incorporation, Amended and Restated Bylaws and Amendment to Amended and Restated Bylaws
               defining the rights of the holders of common stock.
  10.1         The InterCept Group, Inc. Amended and Restated 1996 Stock Option Plan.*/**
  10.2         Form of Stock Option Agreement under The InterCept Group, Inc. Amended and Restated 1996
               Stock Option Plan.*/**
  10.3         Form of Stock Option Agreement for Directors under The InterCept Group, Inc. Amended and
               Restated 1996 Stock Option Plan.*/**
  10.4         Employment Agreement by and between InterCept and John W. Collins dated as of January 30,
               1998.*/**
  10.5         Employment Agreement by and between InterCept and Donny R. Jackson dated as of January 30,
               1998.*/**
  10.6         Employment Agreement by and between InterCept and Scott R. Meyerhoff dated as of February 1,
               1998.*/**
  10.7         Stock Option Agreement by and between InterCept and Donny R. Jackson dated January 14,
               1997.*/**

  10.8         Stock Option Agreement dated as of February 1, 1998 by and between InterCept and Scott R.
               Meyerhoff.*/**
  10.9         Stock Option Agreement dated as of February 24, 1997 by and between InterCept and Michael R.
               Boian.*/**
 10.10         Form of Indemnification Agreement entered into between InterCept and its directors and officers.*
 10.11         Form of General Marketing Agent Agreement.*
 10.12         Form of Master Electronic Funds Transfer Services Agreement.*
 10.13         Form of Data Processing Agreement.*
 10.14         Form of Service Agreement for Data Communications.*
 10.15         Form of Software License Agreement for BancPac(TM).*
 10.16         Channel Services Payment Plan Agreement dated December 22, 1993 between Intercept Systems,
               Inc. and BellSouth Communications, Inc.*
 10.17         Form of Special Service Arrangement Agreement with BellSouth Telecommunications, Inc. for frame relay services.*
 10.18         Form of SynchroNet Service Agreement with Southern Bell Telephone and Telegraph Company.*
 10.19         WorldCom Data Services Agreement dated as of February 27, 1998 by and between WorldCom, Inc.
               and Intercept Communications Technologies, L.L.C.*+
 10.20         Loan and Security Agreement dated April 28, 1998 by and among InterCept, its wholly-owned subsidiaries and First Union National Bank.*
 10.21         First Amendment to Loan and Security Agreement dated October 9, 1998 by and among InterCept, its wholly-owned subsidiaries and First Union National Bank (incorporated by reference to
               Exhibit 10.26 to InterCept's Annual Report on Form 10-K for the year ended December 31,
               1998).
 10.22         Third Amendment to Loan and Security Agreement and Joinder Agreement dated August 6, 1999 by and among First Union National Bank and The InterCept Group, Inc. and its subsidiaries,
               (incorporated by reference  to Exhibit 10.1 to InterCept's Current Report on Form 8-K filed
               August 20, 1999).
 10.23         "Fourth Amendment to Loan and Security Agreement dated September 1, 1999 byand among First
               Union National Bank and The InterCept Group, Inc. and itssubsidiaries, (incorporated by reference to Exhibit 10.23 of InterCept'sCurrent Report on Form 10-K filed March 30, 2000)."
 10.24         Stock Option Agreement dated as of June 24, 1998 by and between InterCept and John W.
               Collins (incorporated by reference to Exhibit 10.2 to InterCept's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1998 filed on August 14, 1998).**
 10.25         Stock Option Agreement dated as of June 24, 1998 by and between InterCept and Donny R.
               Jackson (incorporated by reference to Exhibit 10.3 to InterCept's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1998 filed on August 14, 1998).**
 10.26         Stock Option Agreement dated as of June 24, 1998 by and between InterCept and Scott R.
               Meyerhoff (incorporated by reference to Exhibit 10.3 to InterCept's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1998 filed on August 14, 1998).**

 10.27         Employment Agreement by and between LEV Acquisition Corp. and Kenneth Kudrey dated as of
               May 28, 1999 (incorpoorated by reference to Exhibit 10.27 to InterCept's Annual Report on
               Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).**
 10.28         Promissory note dated March 24, 2000 from Netzee, Inc.  to InterCept (incorporated by reference to Exhibit 10.28 to InterCept's Annual Report on Form 10-K for the year ended
               December 31, 1999 filed on March 30, 2000).
 10.29         Credit Agreement, dated May 31, 2000, by and between Netzee, Inc. and The InterCept Group,
               Inc. (incorporated by reference to Exhibit 10.1 to InterCept's Quarterly Report on Form 10-Q
               for the quarter ended June 30, 2000 filed August 11, 2000).
  21.1         Subsidiaries of InterCept.
  23.1         Consent of Arthur Andersen LLP.
  24.1         Power of Attorney (contained on the signature page hereof).
  99.1         Financial statements of Netzee, Inc.

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


(b)  Reports on Form 8-K

     Form 8-K filed October 16, 2000
     Filing under Item 5 regarding the resignation of Donny R. Jackson as an officer of InterCept.

     Form 8-K filed on December 8, 2000
     Filing under Item 5 regarding the agreement of InterCept to purchase the core data processing division of SLMsoft.com. Inc., a Kansas corporation.

     Form 8-K filed on December 18, 2000
     Filing under Items 5 and 7 regarding the acquisition by InterCept of Advanced Computer Enterprises, Incorporated which was accounted for as a pooling of interests.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                  The InterCept Group, Inc.

March 29, 2001                    By: /s/ John W. Collins
- --------------                    -------------------------------------
Date                              John W. Collins
                                  Chairman and Chief Executive Officer



                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, John W. Collins and Scott R. Meyerhoff, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                             Title                        Date
- ----------                                             -----                        ----
/s/ John W. Collins                          Chairman of the Board and          March 29, 2001
- -------------------------------------        Chief Executive Officer
    John W. Collins                          (principal executive
                                             officer)


/s/ Scott R. Meyerhoff                       Senior Vice President -            March 29, 2001
- -------------------------------------        Finance and Chief Financial
    Scott R. Meyerhoff                       Officer (principal
                                             financial and accounting
                                             officer)


/s/ Donny R. Jackson                         Director                           March 29, 2001
- ------------------------------------
    Donny R. Jackson


/s/ Jon R. Burke                             Director                           March 29, 2001
- ------------------------------------
    Jon R. Burke


/s/ Boone A. Knox                            Director                           March 29, 2001
- ------------------------------------
    Boone A. Knox

/s/ John D. Schneider, Jr.                   Director                           March 29, 2001
- ------------------------------------
    John D. Schneider, Jr.

/s/ Glenn W. Sturm                           Director                           March 29, 2001
- ------------------------------------
    Glenn W. Sturm

                           THE INTERCEPT GROUP, INC.

                                AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS



                               TABLE OF CONTENTS


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of December 31, 1999 and 2000

     Consolidated Statements of Operations for the Years Ended December 31, 1998, 1999, and 2000

     Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1998, 1999, and 2000

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999, and 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The InterCept Group, Inc.:

We have audited the accompanying consolidated balance sheets of THE INTERCEPT GROUP, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1999 and 2000 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The InterCept Group, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP



Atlanta, Georgia
March 2, 2001

                           THE INTERCEPT GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                        December 31,  December 31,
                        ASSETS                                              1999          2000
                        ------                                          -----------   -----------
CURRENT ASSETS:
 Cash and cash equivalents                                                 $  2,145      $  8,061
 Short term investments                                                         200        37,484
 Accounts receivable, less allowance for doubtful accounts of $386
  and $641 in 1999 and 2000, respectively                                     9,099         9,960
 Advances to SLM (Note 15)                                                        0         5,000

 Deferred tax assets                                                          1,956         1,666
 Inventory, prepaid expenses, and other                                       2,610         3,023
                                                                           --------      --------
      Total current assets                                                   16,010        65,194

PROPERTY AND EQUIPMENT, net                                                  11,662        16,883

INTANGIBLE ASSETS, net                                                       20,600        24,786

ADVANCES TO AFFILIATE (Note 14)                                              10,957        15,000
INVESTMENT IN AFFILIATE (Note 4)                                             40,446        17,729

OTHER NONCURRENT ASSETS                                                       1,220         2,534
                                                                           --------      --------
                                                                           $100,895      $142,126
                                                                           ========      ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES:
 Current maturities of notes payable                                       $    154      $     45
 Accounts payable and accrued liabilities                                     4,597         3,188
 Accrued income taxes                                                         1,790             0
 Deferred revenue                                                             5,777         5,054
                                                                           --------      --------
      Total current liabilities                                              12,318         8,287

NOTES PAYABLE, less current portion                                          12,669         4,513
DEFERRED TAX LIABILITY                                                       22,633        26,279
DEFERRED REVENUE                                                                440           453
                                                                           --------      --------
      Total liabilities                                                      48,060        39,532

MINORITY INTEREST                                                               175           202

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
 Preferred stock, no par value; 1,000,000 shares authorized, none
  issued and outstanding at December 31, 1999 and 2000                            0             0

 Common stock, no par value; 50,000,000 shares authorized,
  10,450,472 and 13,197,139 shares issued and outstanding at
  December 31, 1999 and 2000, respectively                                   42,657       109,340


 (Accumulated deficit) retained earnings                                      9,911        (6,951)
 Accumulated other comprehensive income                                          92             3
                                                                           --------      --------
      Total shareholders' equity                                             52,660       102,392
                                                                           --------      --------
                                                                           $100,895      $142,126
                                                                           ========      ========

                          The accompanying notes are an integral part
                             of these consolidated balance sheets.

                           THE INTERCEPT GROUP, INC.
                                AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                          1998       1999       2000
                                                                                         -------   --------   --------
REVENUES:
 Service fee income                                                                      $25,265   $ 39,677   $ 55,289
 Data communications management income                                                     3,772      5,163      6,002
 Equipment and product sales, services, and other                                          4,233      7,519      8,348
                                                                                         -------   --------   --------
      Total revenues                                                                      33,270     52,359     69,639
                                                                                         -------   --------   --------
COSTS OF SERVICES:
 Cost of service fee income                                                                7,465     11,145     16,198
 Cost of data communications management income                                             2,555      3,561      4,404
 Cost of equipment and product sales, services and other                                   3,567      5,746      6,350
                                                                                         -------   --------   --------
      Total costs of services                                                             13,587     20,452     26,952

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                                             13,589     20,992     27,017

DEPRECIATION AND AMORTIZATION                                                              1,579      4,462      4,403
                                                                                         -------   --------   --------

      Total operating expenses                                                            28,755     45,906     58,372
                                                                                         -------   --------   --------

OPERATING INCOME                                                                           4,515      6,453     11,267

INTEREST EXPENSE                                                                            (376)      (718)      (202)

INTEREST AND OTHER INCOME, net                                                               161     39,890     12,027
                                                                                         -------   --------   --------
INCOME BEFORE PROVISION FOR INCOME TAXES, EQUITY
IN LOSS OF AFFILIATE AND MINORITY INTEREST                                                 4,300     45,625     23,092

PROVISION FOR INCOME TAXES                                                                 1,632     20,212      9,216

EQUITY IN LOSS OF AFFILIATE                                                                    0    (15,352)   (30,710)

MINORITY INTEREST                                                                            (89)      (120)       (28)
                                                                                         -------   --------   --------
NET INCOME (LOSS) BEFORE PREFERRED DIVIDENDS                                               2,579      9,941    (16,862)

PREFERRED DIVIDENDS                                                                          (16)         0          0
                                                                                         -------   --------   --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS                                      2,563      9,941    (16,862)
                                                                                         -------   --------   --------
OTHER COMPREHENSIVE INCOME, net of tax:
 Unrealized holding gains (losses) on short-term investments
  arising during period                                                                      186        (94)       (89)
                                                                                         -------   --------   --------
      Total comprehensive income (loss)                                                  $ 2,749   $  9,847   $(16,951)
                                                                                         =======   ========   ========

NET INCOME (LOSS) PER COMMON SHARE:
 Basic                                                                                     $0.30      $0.99     $(1.32)
                                                                                         =======   ========   ========

 Diluted                                                                                   $0.30      $0.94     $(1.32)
                                                                                         =======   ========   ========



                   The accompanying notes are an integral part of these consolidated statements.


                           THE INTERCEPT GROUP, INC.
                                AND SUBSIDIARIES


            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (in thousands, except share amounts)


                                                                                              Accumulated    Retained
                                                                           Common Stock          Other       Earnings
                                                                        ------------------   Comprehensive (Accumulated
                                                                        Shares      Amount       Income       Deficit)      Total
                                                                       ---------   --------   -----------   ------------    ------
BALANCE, December 31, 1997                                             7,082,614   $  3,137      $  0         $ (2,489)  $    648

 Net income attributable to common shareholders                                0          0         0            2,563      2,563
 Common stock dividends                                                        0          0         0              (81)       (81)
 Distributions for taxes to shareholders of pass-through entities              0          0         0               (8)        (8)
 Preferred stock premium paid                                                  0        (40)        0                0        (40)
 Initial public offering proceeds, net of expenses                     2,498,425     14,445         0                0     14,445
 Unrealized gain on investments, net                                           0          0       186                0        186
                                                                      ----------   --------      ----         --------   --------
BALANCE, December 31, 1998                                             9,581,039     17,542       186              (15)    17,713

 Issuance of common stock in connection with exercise of stock
  options                                                                 25,416         74         0                0         74
 Common stock dividends                                                        0          0         0              (15)       (15)
 Net income attributable to common shareholders                                0          0         0            9,941      9,941
 Unrealized loss on investments, net                                           0          0       (94)               0        (94)
 Issuance of common stock in connection with acquisitions                844,017     11,998         0                0     11,998
 Income tax benefits related to exercises of stock options                     0        129         0                0        129
 Gain related to stock issuance of Netzee subject to put option                0     12,914         0                0     12,914
                                                                      ----------   --------      ----         --------   --------
BALANCE, December 31, 1999                                            10,450,472   $ 42,657      $ 92         $  9,911   $ 52,660
 Issuance of common stock in connection with exercise of stock
  options                                                                100,172        707         0                0        707
 Note received from shareholder for exercise of stock options                  0       (208)        0                0       (208)
 Interest earned on note receivable from shareholder                                     (8)        0                0         (8)
 Issuance of common stock, net of expenses                             2,650,000     65,528         0                0     65,528
 Retirement of stock at cost                                              (3,505)       (32)        0                0        (32)
 Net loss attributable to common shareholders                                  0          0         0          (16,862)   (16,862)
  Unrealized loss on investments, net                                          0          0       (89)               0        (89)
 Income tax benefits related to exercises of stock options                     0        696         0                0        696
                                                                      ----------   --------      ----         --------   --------
BALANCE, December 31, 2000                                            13,197,139   $109,340      $  3         $ (6,951)  $102,392
                                                                      ==========   ========      ====         ========   ========

                              The accompanying notes are an integral part of these consolidated statements.

                           THE INTERCEPT GROUP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                               Year Ended December 31,
                                                                                             1998       1999       2000
                                                                                            -------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) before preferred dividends                                               $ 2,579   $  9,941   $(16,862)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation                                                                              1,251      1,920      2,348
    Amortization                                                                                328      2,542      2,055
    Amortization of loan costs                                                                    0          0         68
    Loss (gain) on disposal of property and equipment                                            35          0        (15)
    Minority interest                                                                            89        120         28
    Deferred income tax provision                                                               797     14,259      3,935
    Income tax benefit related to the exercise of stock options                                   0        129        696
    Gain due to Netzee equity transactions (Note 3)                                               0    (38,920)    (7,993)
    Equity in loss of affiliate                                                                   0     15,352     30,710
    Stock compensation charge                                                                     0        480          0
    Changes in operating assets and liabilities, net of effects of purchase acquisitions:
        Accounts receivable                                                                    (350)    (2,363)    (1,075)
        Inventory, prepaid expenses, and other                                                 (678)       619       (302)
        Other assets                                                                             (4)       (51)      (171)
        Accounts payable and accrued liabilities                                             (1,051)       167     (3,252)
        Deferred revenue                                                                         (2)       538     (1,131)
                                                                                            -------   --------   --------
         Net cash provided by operating activities                                            2,994      4,733      9,039
CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in note receivable                                                                   20         17         22
   Advances to affiliate, net                                                                     0    (10,957)    (4,043)
   Advance to SLM (Note 15)                                                                       0          0     (5,000)
   Capital contributions to affiliate                                                             0       (155)         0
   Purchases of property and equipment, net                                                  (5,095)    (4,937)    (7,444)
   Additions to capitalized software                                                           (323)      (539)      (929)
   Purchase of businesses, net of cash acquired                                              (3,220)    (1,222)    (5,020)
   Increase in investments                                                                        0       (240)   (38,431)
                                                                                            -------   --------   --------
         Net cash used in investing activities                                               (8,618)   (18,033)   (60,845)
                                                                                            -------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable and line of credit                                                 0     45,331     16,098
   Payments on notes payable and line of credit                                              (7,052)   (33,312)   (24,363)
   Distributions for taxes to shareholders of pass-through entities                              (8)         0          0
   Proceeds from issuance of common stock, net of expenses                                   14,445         74     66,019
   Retirement of  preferred stock                                                              (440)         0          0
   Retirement of common stock                                                                     0          0        (32)
   Payment of preferred dividends                                                               (16)         0          0
   Payment of common dividends                                                                  (81)       (15)         0
   Debt issuance costs                                                                          (95)      (129)         0
                                                                                            -------   --------   --------
         Net cash provided by financing activities                                            6,753     11,949     57,722
                                                                                            -------   --------   --------
NET INCREASE (DECREASE) IN CASH                                                               1,129     (1,351)     5,916

CASH, beginning of year                                                                       2,367      3,496      2,145
                                                                                            -------   --------   --------
CASH, end of year                                                                           $ 3,496   $  2,145   $  8,061
                                                                                            =======   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for interest                                                                     $   397   $    750   $    157
                                                                                            =======   ========   ========
 Cash paid for income taxes                                                                 $ 1,067   $  3,989   $  6,372
                                                                                            =======   ========   ========
 Non-cash investing activities:
          InterCept common stock issued for acquisitions                                    $     0   $ 11,998   $      0
          Netzee common stock issued for acquisitions                                       $     0   $ 69,086   $      0


                           The accompanying notes are an integral part of these consolidated statements.


                           THE INTERCEPT GROUP, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1999 AND 2000


1. ORGANIZATION AND NATURE OF BUSINESS

          The InterCept Group, Inc., ("InterCept"), is a single-source provider of a broad range of technologies, products and services that work together to meet the electronic commerce and operating needs of community financial institutions. InterCept focuses on serving community financial institutions in the U.S. Over 1,800 of these community financial institutions have contracted with InterCept for one or more of InterCept's technologies, products and services, which include electronic funds transfer transactions, core bank processing systems, check imaging systems and data communications management networks and regulatory reporting software, as well as services related to each of these products and systems.

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

          In February 2000, InterCept completed a public offering of its common stock. Proceeds to InterCept from this offering (after deducting expenses related to the offering) were approximately $65.5 million. Proceeds of this offering were used to pay certain debt, to fund future acquisitions and investments, to partially fund Netzee, Inc., and for working capital and other general corporate purposes.

          InterCept was incorporated on April 30, 1996 and has made several acquisitions since inception. See Note 3 for a discussion of these acquisitions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

          The consolidated financial statements include the accounts of InterCept and its wholly owned subsidiaries as of December 31, 2000. In December of 2000, the following wholly-owned subsidiaries were managed into InterCept: ACE Acquisition Corp., InterCept Switch, Inc., Item Processing of America, Inc., LEV Acquisition Corp., ProVesa Inc., and ProVesa Services, Inc. As of December 31, 2000, InterCept has the following wholly owned subsidiaries: InterCept Communications Technologies, Inc., and SBS Data Services, Inc. The financial statements have been restated to reflect the August 2000 acquisition of Advanced Computer Enterprises Incorporated ("ACE") which was accounted for as a pooling of interests transaction (Note 3). In addition, ProImage, Inc., a corporation in which InterCept has a 67% ownership interest as of December 31, 2000, has been consolidated in InterCept's consolidated financial statements since its inception, due to Intercept's control of ProImage. Management of InterCept retains responsibility for all day-to-day operations of ProImage and has and will continue to provide complete financial support for ProImage due to legal limitations on the other shareholder's ability to fund losses. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest in income represents the minority shareholder's proportionate share of the equity in earnings of ProImage. In the third quarter of 1999, Direct Access Interactive, Inc., one of InterCept's wholly owned subsidiaries, issued shares of its common stock in connection with several transactions discussed in Note 3. Direct Access was then merged into a new subsidiary, Netzee, Inc., which issued additional shares of common stock on September 3, 1999 as discussed in Note 3. As a result of these transactions, InterCept's ownership percentage in Netzee decreased to approximately 49%. InterCept has accounted for its investment in Netzee after September 3, 1999 under the equity method, under which the operations of Netzee are recorded on a single line item in the statements of operations, "equity in loss of affiliate." Because InterCept provided unlimited funding to Netzee until completion of their initial public offering in November 1999, all of Netzee's losses prior to the completion of the offering are included in that line item rather than InterCept's relative percentage of those losses. Following the completion of the initial public offering InterCept has recorded only its relative percentage of Netzee's net losses. As of December 31, 2000 InterCept owned approximately 28% of Netzee's common stock.

   Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash Equivalents

          InterCept considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents.

   Short Term Investments

          Short term investments totaled $200,000 and $37.5 million at December 31, 1999 and 2000, respectively. InterCept categorizes all of its investment securities as available-for-sale, which are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported net of tax effects as adjustments to shareholders' equity and as a component of comprehensive income. Realized gains and losses and declines in value judged to be other than temporary are included in InterCept's results of operations. The cost of securities sold is based on the specific identification method. The majority of InterCept's investments represent short-term commercial paper and other similar investments. Total realized gains related to these investments were approximately $8,000 for the year ended December 31, 2000. Gross unrealized gains and losses relating to these investments as of December 31, 2000 are not significant.

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

   Intangible Assets

          Intangible assets include goodwill, customer contracts, capitalized product technology, workforce in place, customer lists and a marketing agreement.

   Goodwill

          Goodwill represents the excess of the purchase price over the net tangible and identifiable intangible assets of acquired businesses. Goodwill is amortized on a straight-line basis over periods of 5 to 40 years.

   Customer Contracts

          In connection with certain of InterCept's acquisitions, InterCept allocated a portion of the purchase price to acquired customer contracts based on a discounted cash flow analysis of the applicable contracts. The estimated fair values attributed to the contracts is being amortized over a period of 5 years.

   Product Technology

          Product technology represents software acquired as well as capitalized software development costs for software to be sold. Product technology is amortized on a straight-line basis over five years.

          InterCept capitalizes software-development costs incurred from the time technological feasibility of the software is established until the software is available for general release. These costs are amortized on a straight-line basis over five years, the estimated economic life of the software. Amortization of capitalized software development costs begins as products are made available for sale or as the related product is put into use.

          Amortization expense totaled approximately $54,000, $140,000 and $235,000 in 1998, 1999, and 2000, respectively. Research and development costs and maintenance costs related to software development are expensed as incurred.

   Customer Lists and Marketing Agreement

          In conjunction with one of InterCept's 2000 acquisitions, InterCept allocated a portion of the purchase price to acquired customer lists and a marketing agreement based on estimated revenue streams to be generated from these assets. The estimated fair values are being amortized over a period of 7 to 20 years.

   Segment Reporting

          InterCept does not disclose segment information as it believes it operates in only one segment. InterCept offers its multiple products and services to the same customer base of financial institutions. Additionally, management reviews company performance on a consolidated level rather than on a product or service level.

   Revenue Recognition

          Revenues include service fees, data communication management fees, equipment sales, installation and maintenance, software license fees, and software maintenance. Service fee income and data communication management fees are recognized as services are performed. Revenue from equipment sales and installations is recognized upon installation of the product, and any related maintenance revenue is recognized ratably over the period during which the services are performed. Revenue from software sales is recognized in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition." Hardware, installation and license revenue is recognized upon installation and maintenance fees are recognized over the term of the maintenance period. InterCept sells certain of its software products under five-year, sales-type lease agreements through which customers pay five equal advance payments. These leases incorporate the initial installation and ongoing license fee for five years. Revenue for all lease agreements, with the exception of revenue attributable to equipment, which is recognized upon installation, is deferred and recognized ratably over the period of the lease.

   Minimum lease payments receivable

          As noted above, the Company sells certain software products under sales-type leases. At December 31, 2000, future minimum lease payments receivable under non-cancelable leases are as follows (in thousands):


        2001                                                      $  282
        2002                                                         281
        2003                                                         267
        2004                                                         208
        2005                                                          64
                                                                  ------
           Total minimum lease payments receivable                 1,102
        Less amount representing interest                           (301)
                                                                  ------
           Present value of net minimum lease payments receivable    801
        Less current maturities of lease payments receivable        (221)
                                                                  ------
        Capital lease payments receivable                         $  580
                                                                  ======
          The current and noncurrent portion of the lease payments receivable is included in accounts receivable and other assets, respectively, in the accompanying consolidated balance sheets.

   Deferred Revenue

          Deferred revenue represents the liability for advanced billings to customers primarily related to license fees, maintenance contracts and software leases. Such amounts are recognized as revenue when the related services are performed.

   Impairment of Long-Lived Assets

          InterCept reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized when the undiscounted future cash flows estimated to be generated by the asset or assets are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences.

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

   Sources of Supplies

          InterCept voluntarily uses a single vendor for routing equipment used in InterCept's communications network. However, if the vendor were unable to meet InterCept's needs, management believes that other sources for this equipment exist on similar terms and that operating results would not be affected.

   Net (Loss) Income Per Common Share

          Basic earnings per share are computed based on the weighted average number of total common shares outstanding during the respective periods. Diluted earnings per share are computed based on the weighted average number of total shares of common stock outstanding, adjusted for common stock equivalents.

   Comprehensive Income

          Comprehensive income is the total of net income and all other non-owner changes in shareholders' equity. For the years ended December 31, 1998, 1999, and 2000, other comprehensive income consists of unrealized holding gains (losses) on marketable securities of $300,000, $(150,000), and $(147,000), respectively, net of related tax effects of $114,000, $(56,000), and $(58,000), respectively. There were no gains realized on marketable securities in net (loss) income for the years ended December 31, 1998 and 1999, and thus there were no reclassification adjustments to comprehensive income. Realized gains of approximately $8,000 were recognized and reclassified from comprehensive income to other income (expense) in the accompanying statement of operations for the year ended December 31, 2000.

   New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. InterCept adopted the new statement on January 1, 2001. SFAS No. 133 did not have a significant impact on the financial statements.

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

          On August 4, 1998, InterCept acquired certain assets and assumed certain liabilities of Nova Financial Corporation. The transaction was accounted for as a purchase. InterCept paid approximately $1.1 million.
     The consideration exchanged exceeded the net tangible asset value of Nova by approximately $1.2 million. This amount was allocated to goodwill and is being amortized over a period of 40 years. The results of operations of the acquired business have been included in InterCept's consolidated financial statements from the date of acquisition. In conjunction with the acquisition, InterCept established a reserve of approximately $160,000 for estimated costs to close the existing Nova facility. However, InterCept's costs have been higher than anticipated. During the third quarter of 1999, InterCept adjusted goodwill and accrued an additional $100,000 to cover these costs. The costs mainly consist of the remaining noncancelable obligation under the lease on the facility. During 1998, 1999 and 2000, approximately $51,000 ,$159,000 and $51,000, respectively, of lease costs were charged against the reserve.

          On September 30, 1998, InterCept acquired certain assets and assumed certain liabilities of Advance Data Partnership. The transaction was accounted for as a purchase. InterCept paid approximately $1.1 million and exceeded the net tangible asset value of Advance Data Partnership by approximately $556,000. Of this excess, $38,000 was allocated to contracts based on a discounted cash flow analysis and is being amortized over a period of 24 months, and the remaining $518,000 has been allocated to goodwill and is being amortized over a period of 40 years. The results of operations of the acquired business have been included in InterCept's consolidated financial statements from the date of acquisition.

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

          On January 11, 1999, InterCept acquired certain assets and assumed certain liabilities of Eastern Software, Inc., a provider of loan portfolio management software. InterCept paid approximately $450,000 which exceeded the net tangible asset value of Eastern Software by approximately $507,000. This excess has been allocated to goodwill and is being amortized over a period of 5 years. The results of operations of the acquired business have been included in InterCept's consolidated financial statements from the date of acquisition. The agreement included contingent consideration based on future revenues. During 2000, approximately $50,000 of contingent consideration was paid and was added to goodwill.

            On March 9, 1999, InterCept acquired Direct Access Interactive, Inc., a provider of telephone banking and Internet banking services to financial institutions. InterCept issued approximately 151,000 shares of its common stock with a fair market value of approximately $1.4 million and assumed long-term debt of approximately $300,000. The consideration exceeded the net tangible asset value of Direct Access by approximately $1.8 million, which was allocated to goodwill and was being amortized over a period of 5 years. This acquisition has been accounted for as a purchase. The results of operations of the acquired business have been included in InterCept's consolidated financial statements from the date of acquisition until the date of deconsolidation discussed below.

            On May 28, 1999, InterCept acquired L.E. Vickers & Associates, Inc. and Data Equipment Services, Inc. L.E. Vickers & Associates is a provider of core data processing and Data Equipment Services is an equipment and maintenance provider. InterCept issued approximately 501,000 shares of its common stock with a fair market value of approximately $6.5 million. The consideration exceeded the net tangible asset value of Vickers and Data Equipment Services by approximately $5.4 million, which was allocated to goodwill and is being amortized over a period of 20 years. This acquisition has been accounted for as a purchase. The results of operations of the acquired business have been included in InterCept's consolidated financial statements from the date of acquisition.

          On August 6, 1999, InterCept acquired SBS Data Services, Inc. ("SBS Data"), an Alabama corporation that provides core data processing services for community financial institutions in exchange for approximately 192,000 shares of InterCept's common stock with a fair market value of approximately $4.1 million. The consideration exceeded the net tangible asset value of SBS Data Services by approximately $3.8 million. This excess was allocated to the following intangible assets with the following amortization lives:

                         Contracts    $  400,000  5 years
                         Workforce       100,000  3 years
                         Goodwill      3,300,000  20 years

          At the same time, Direct Access merged with SBS Corporation ("SBS Corp."), an Alabama corporation which provided Internet and telephone banking, check imaging and optical storage products and services to community financial institutions. Total consideration paid by Direct Access was approximately $16.6 million in cash, 2.6 million shares of Direct Access common stock valued at $11.50 per share and repayment of approximately $4.9 million in debt owed by SBS Corp. The former shareholders of SBS Corp. had the right to put the shares back to Direct Access at $11.50 per share if Direct Access did not complete an initial public offering by August 6, 2001. The put option expired in November 1999 upon completion of Netzee's (formerly Direct Access) initial public offering. To enable Direct Access to complete this transaction, InterCept borrowed $21.6 million under its line of credit and loaned these funds to Direct Access (Note 14). After the merger, Direct Access sold all of the assets of SBS Corp, other than its Internet and telephone banking assets, to InterCept in exchange for 450,000 shares of Direct Access common stock owned by InterCept. InterCept's consideration exceeded the net tangible asset value of SBS Corp. by approximately $5.3 million. This excess was allocated to the following intangible assets with the following amortization lives:

                         Contracts    $  400,000  5 years
                         Workforce       100,000  3 years
                         Goodwill      4,800,000  10 years

          During 2000, InterCept incurred approximately $192,000 of costs related to the acquisitions of SBS Data and SBS Corp which was added to goodwill.

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

            4. Netzee also acquired Call Me Bill, LLC, a provider of 24-hour electronic bill payment services to financial institutions' customers, for $3.3 million in cash. To enable Netzee to complete this transaction, InterCept loaned to Netzee approximately $7.3 million. This loan was in addition to the $21.6 million loaned to Netzee, as the successor to Direct Access, in connection with the merger of Direct Access and SBS Corp. in August 1999.

            As a result of the issuance of shares of Netzee in connection with these transactions, InterCept's ownership in Netzee decreased to approximately 49% on September 3, 1999. Because Netzee issued stock at a price in excess of its book value during 1999 and 2000, InterCept's net investment in Netzee increased. In 1999, InterCept recognized gains totaling approximately $59.7 million related to the increases in InterCept's investment value in accordance with Staff Accounting Bulletin No. 51. Of this amount, approximately $38.9 million is included in interest and other income in the accompanying statements of operations. The remaining gain of $20.8 million, net of income tax effects of $7.9 million, was recorded directly to equity as it was generated from the issuance of puttable stock to SBS Corp. discussed above. This put option expired in November 1999 upon completion of Netzee's initial public offering. In 2000, InterCept recognized similar gains totaling approximately $8.0 million which is included in interest and other income in the accompanying statement of operations.

          During the first and second quarters of 2000 InterCept completed several acquisitions. The consideration exchanged for these acquisitions was approximately $4.8 million. The acquisitions were accounted for as purchases in accordance with Accounting Principles Board ("APB") Opinion No. 16, and, accordingly the purchase prices of each acquisition have been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the acquisition date. The results of operations of the acquired businesses have been included in InterCept's consolidated financial statements from each date of acquisition. The consideration exceeded the net tangible assets acquired by approximately $5.0 million. This excess was allocated to the following intangible assets with the following amortization lives:

        Customer list and relationships     $ 1,350,000    7 to 20 years
        Marketing agreement                     825,000    20 years
        Goodwill                              2,775,000    7 to 20 years

          On August 31, 2000, in a transaction accounted for as a pooling of interests, InterCept acquired ACE, a provider of core data processing, item capture, and check imaging services to community banks. In connection with the acquisition, InterCept issued approximately 350,000 shares of common stock in exchange for all of the issued and outstanding shares of common stock of ACE. An escrow of 5% of the shares issued or 17,500 shares was established to satisfy obligations unknown at the time of closing. InterCept's financial statements have been restated for all periods presented to include the results of operations of ACE. For the years ended December 31, 1998 and 1999 and the eight months in the period ended August 31, 2000, ACE had revenue of $4.4 million, $5.1 million and $3.4 million, respectively, and net income of $104,000, $89,000 and $68,000, respectively. There were no significant changes in accounting policies as a result of the merger and there were no intercompany transactions prior to the merger.

          The following unaudited pro-forma consolidated financial information for the years ended December 31, 1998 and 1999 assume that the following events had occurred on January 1, 1998 (in thousands, except per share amounts):

     . InterCept acquisitions of Nova, Advance Data, Direct Access Interactive,
       Inc., L.E. Vickers & Associates, Data Equipment Services, and SBS Data Services;
     . InterCept transfer of 450,000 shares of Direct Access common stock in exchange for the non-remote banking operations of SBS Corp.;
     . InterCept recording of compensation expense related to equity securities issued by Direct Access below fair market value in August 1999;
     . InterCept creation of Netzee and Netzee's merger with Direct Access
     . Netzee's acquisitions of the internet banking operations of TIB The
       Independent BankersBank and the Bankers Bank, Call Me Bill, and Dyad; and . The deconsolidation of the operations of Netzee from operations;

                                                (unaudited)
                                            1998          1999
                                          ---------     ---------

     Revenues                              $54,876       $63,356
                                           =======       =======
     Net income before income taxes and
     minority interest                       4,710        46,753
                                           =======       =======
     Net loss attributable to
     common shareholders                   (27,200)      (14,625)
                                           =======       =======
     Net loss per common share             $ (2.92)      $ (1.40)
                                           =======       =======

          The unaudited pro forma consolidated financial information is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the periods presented or of future operations of the combined entities. The financial results of the businesses acquired in 2000 do not have a material pro-forma impact on InterCept's historical results of operations for 1999 and 2000 and thus have not been included above.

4.   INVESTMENT IN AFFILIATE

          Investment in affiliate represents InterCept's interest in Netzee. As of December 31, 2000, InterCept owned approximately 28% of Netzee. Based on the closing market price of Netzee's common stock on December 31, 2000, the investment had a value of approximately $2.8 million. As of December 31, 2000 InterCept's investment in Netzee was $17.7 million which exceeded the market value. In addition, InterCept had advances due from Netzee of $15 million as of December 31, 2000 (Note 14). InterCept believes that this reduction in value is temporary; however, if this reduction becomes other than temporary, InterCept may in later periods have to write down the investment in Netzee. In addition, Netzee has a history of losses and may never become profitable. InterCept will continue to account for the investment in Netzee under the equity method which will result in additional losses on the investment until Netzee becomes profitable. As of December 31, 2000, Netzee had 500,000 shares of preferred stock outstanding which is convertible to 411,067 shares of common stock subject to certain events, and outstanding stock options for 4,292,972 shares of common stock, all of which could dilute InterCept's ownership of Netzee. Summarized financial information of Netzee as of December 31, 1999 and 2000 and for the period from March 1, 1999 to December 31, 1999 and the year ended December 31, 2000 is as follows (in thousands):

                                                 1999            2000
                                               ---------       ---------
        Net revenue                            $  2,260        $ 19,912
        Operating expense                        23,979         115,150
        Net loss from continuing operations     (22,390)        (96,809)
        net loss                                (26,933)        (97,161)

                                                 1999            2000
                                               ---------       ---------
        Current assets                         $ 14,585        $  8,734
        Noncurrent assets                       128,659          97,981
        Current liabilities                       9,787          14,223
        Noncurrent liabilities                   13,077          22,902
        Redeemable preferred stock                6,500           6,500

5.   PROPERTY AND EQUIPMENT

          Property and equipment at December 31, 1999 and 2000 consisted of the following (in thousands):

                                                   1999          2000
                                                -------        -------
     Land and building                          $   984        $   987
     Leasehold improvements                         345            751
     Machinery and equipment                     12,202         13,919
     Furniture and office equipment                 769          1,535
     Software                                     2,322          2,494
     Construction in progress                     2,262          4,821
                                                -------        -------
                                                 18,884         24,507
     Less accumulated depreciation               (7,222)        (7,624)
                                                -------        -------
     Property and equipment, net                $11,662        $16,883
                                                =======        =======
6. INTANGIBLES

          Intangibles of December 31, 1999 and 2000 are summarized as follows (in thousands):
                                                  1999           2000
                                              ---------       --------
     Goodwill                                   $19,562        $22,601
     Product technology                           1,009          1,936
     Customer contracts                           1,634          1,634
     Work force in place                            200            200
     Customer lists and relationships                 0          1,350
     Marketing Agreement                              0            825
                                                -------        -------
                                                 22,405         28,546
     Less accumulated amortization               (1,805)        (3,760)
                                                -------        -------
                                                $20,600        $24,786
                                                =======        =======

7.   LONG-TERM DEBT

     Long term debt at December 31, 1999 and 2000 consisted of the following (in thousands):

                                                                1999     2000
                                                               -------  ------

     Notes payable to First Macon Bank & Trust, repaid
     in 2000                                                   $   209  $    0

     $35 million line of credit with First Union National
     Bank, as amended; interest payable monthly at the
     option of InterCept at (i) prime rate less .25% or (ii)
     LIBOR rate plus applicable margin as defined
     (approximately 6.66% as of December 31, 2000); payable
     in full on June 30, 2002; guaranteed by substantially
     all assets of InterCept                                    12,511   4,507

     Equipment under capital lease expiring July 2001              103      45

     Other                                                           0       6
                                                               -------  ------
                                                                12,823   4,558
     Less current maturities                                      (154)    (45)
                                                               -------  ------
                                                               $12,669  $4,513
                                                               =======  ======

          Future maturities of notes payable and lein of credit at December 31, 2000 are as follows (in thousands):

                2001                 0
                2002             4,513
                2003                 0
                                ------
                                $4,513
                                ======

     Future minimum payments under the capital lease are as follows (in thousands) at December 31, 2000:

          Total minimum lease payments due in 2001            52
        Executory costs & imputed interest                    (7)
                                                             ---
          Present value of net minimum lease payments         45
        Less current portion                                  45
                                                             ---
        Long-term capital lease obligation                   $ 0
                                                             ===

     Line of Credit

          The First Union credit facility contains provisions which require InterCept to maintain certain financial ratios and minimum net worth amounts and which restrict InterCept's ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay cash dividends, among other restrictions.

8.   INCOME TAXES

           The components of income tax (benefit) provision in the consolidated statements of operations for the years ended December 31, 1998, 1999, and 2000 are as follows (in thousands):

                                        1998            1999            2000
                                       ------          -------         ------
      Current expense                  $  835          $ 5,953         $5,281
      Deferred expense                    797           14,259          3,935
                                       ------          -------         ------
      Provision for income taxes       $1,632          $20,212         $9,216
                                       ======          =======         ======

           The income tax provision, as reported in the statements of operations, differs from the amounts computed by applying federal statutory rate (34%) due to the following for the years ended December 31, 1998, 1999, and 2000 (in thousands):


                                                                                        1998            1999            2000
                                                                                       ------         -------          ------
      Federal income tax provision at statutory rate                                   $1,462         $15,513          $7,851
      Permanent tax/book basis differences, primarily goodwill                             41             900             398
      Gain related to transfer of assets from subsidiary                                    0           1,964               0
      Meals and entertainment                                                              24              43              58
      State tax provision, net of federal effect                                          166           1,807             914
      Other                                                                               (61)            (15)             (5)
                                                                                       ------         -------          ------
                                                                                       $1,632         $20,212          $9,216
                                                                                       ======         =======          ======

           InterCept is not providing a tax benefit on the undistributed losses of Netzee.

           Deferred income tax assets and liability for 1999 and 2000 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences that give rise to deferred tax assets and liabilities at December 31, 1999 and 2000 are as follows (in thousands):

                                                           1999         2000
                                                         --------     --------
        Deferred tax assets:
          Deferred revenue                               $  1,822     $  1,514
          Accounts receivable reserves                        147          191
          Other                                                63          108
                                                         --------     --------
                Total gross deferred tax assets             2,032        1,813

        Deferred tax liabilities:
          Accelerated depreciation                           (517)        (600)
          Investment basis difference                     (22,192)     (25,222)
          Software development                                  0         (604)
                Total gross deferred tax liabilities      (22,709)     (26,426)
                                                         --------     --------
        Net deferred tax liability                        (20,677)     (24,613)

        Less current net deferred tax assets                1,956        1,666
                                                         --------     --------
        Noncurrent net deferred tax liabilities          $(22,633)    $(26,279)
                                                         ========     ========

          Due to the deconsolidation of Netzee, InterCept will not receive a future tax benefit for any of Netzee's losses. The investment basis difference mainly relates to gains recorded related to stock issuances of Netzee as discussed in Note 3 which are not taxable until realized.

9.   SHAREHOLDERS' EQUITY

          On February 25, 1998, the board of directors declared a stock split on InterCept's common stock. The stock split was effected in the form of a stock dividend of 1.1053 shares of common stock issued for each share of common stock held by shareholders of record on February 28, 1998. The effect of the stock split was retroactively reflected in the statements of changes in shareholders' equity and for all periods presented. All references to the per share amounts and elsewhere in the financial statements and related footnotes have been restated as appropriate to reflect the effect of the stock split.

10.  STOCK OPTION PLANS

     1996 Stock Option Plan

          The Board of Directors and InterCept's shareholders approved InterCept's Amended and Restated 1996 Stock Option Plan effective as of November 12, 1996. Awards under the 1996 Stock Option Plan are currently granted by a compensation committee composed of two independent directors of the Board of Directors. Awards issued under the 1996 Stock Option Plan may include incentive stock options ("ISOs"), nonqualified stock options ("NQSOs"), and grants of restricted stock. The compensation committee administers the 1996 Stock Option Plan and generally has the discretion to determine the terms of an option grant, including the number of option shares, option price, term, vesting schedule, the post-termination exercise period, and whether the grant will be an ISO or NQSO. Notwithstanding this discretion, (i) the number of shares subject to options granted to any individual in any fiscal year may not exceed 315,795 shares (subject to certain adjustments), (ii) if an option is intended to be an ISO and is granted to a shareholder holding more than 10% of the combined voting power of all classes of InterCept's stock or the stock of its subsidiary on the date of the grant of the option, the option price per share of common stock may not be less than 110% of the fair market value of such share at the time of grant, and (iii) the term of an ISO may not exceed ten years, or five years if granted to a shareholder owning more than 10% of the total combined voting power of all classes of stock on the date of the grant of the option.

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

          As of December 31, 2000, the maximum number of shares of common stock reserved for issuance under the Plan was 2,815,557 shares as amended at the May 2000 shareholders meeting, and 543,619 shares were available for grant. The 1996 Stock Option Plan provides that the number of shares of common stock available for issuance thereunder shall be automatically increased on the first trading day of each calendar year beginning January 1, 1999 by the lesser of (i) 3% of the number of shares outstanding on the preceding trading day or (ii) 315,795 shares (subject to certain adjustments). Shares of common stock that are attributable to awards which have expired, terminated, or been canceled or forfeited during any calendar year are available for issuance or use in connection with future awards during such calendar year.

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

          A summary status of InterCept's stock option plan as of December 31, 1998, 1999, and 2000 and changes during the year are presented below:

                                                                      Weighted
                                                                       Average
                                                            Price      Option
                                             Shares         Range       Price
                                            ---------   -------------  --------
     Outstanding at December 31, 1997         792,122   $ 2.16-$ 2.37   $ 2.17
       Granted                              1,036,378   $ 6.38-$ 7.70   $ 7.34
       Terminated                            (844,146)  $ 2.16-$ 7.70   $ 4.31
                                            ---------
     Outstanding at December 31, 1998         984,354   $ 2.16-$ 7.70   $ 5.78
       Granted                                554,000   $ 7.50-$18.75   $14.89
       Exercised                              (25,416)  $ 2.16-$ 7.00   $ 2.92
       Terminated                              (6,000)  $ 7.00-$18.75   $13.91
                                            ---------
     Outstanding at December 31, 1999       1,506,938   $ 2.16-$18.75   $ 9.09
       Granted                                783,750   $17.00-$28.19   $23.72
       Exercised                             (100,172)  $ 2.16-$18.75   $ 7.06
       Terminated                             (44,166)  $ 7.00-$18.75   $10.81
                                            ---------
     Outstanding at December 31, 2000       2,146,350   $ 2.16-$28.19   $14.49
                                            =========


          Grants and terminations listed above for 1998 include 317,689 options granted on February 1, 1998 to certain employees and directors. These options were issued at $7.70 per share but were later canceled and reissued at the initial public offering price of $7.00 per share, the fair market value of the stock at the reissue date.

          During 2000, a director of InterCept exercised several options in exchange for a note payable to InterCept for the exercise price of approximately $208,000. The note accrued interest of approximately $8,000 during 2000 and was repaid in full in 2001. The note receivable and related accrued interest are included in common stock in the accompanying balance sheet.

     Statement of Financial Accounting Standards No. 123

          SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting methodology required by APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

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

                                          1998             1999             2000
                                   -------------------  -----------  --------------------
     Risk-free interest rate       5.48%                 6.76%        5.05%
     Expected dividend yield       0%                   0%           0%
     Expected lives                3.9 years            7.0 years    8.9 years
     Expected volatility           35%                  83.6%        83.4%


          The weighted average fair value of options for the stock granted to employees of InterCept in 1998, 1999 and 2000 was $2.35, $11.32 and $18.83 per share, respectively. The total value of options for InterCept's stock granted to employees of InterCept during 1998, 1999 and 2000 was computed as approximately $1,668,000, $6,146,000 and $14,757,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. If InterCept had accounted for these plans in accordance with SFAS No. 123, InterCept's net (loss) income and net (loss) income per common share for the years ended December 31, 1998, 1999 and 2000 would have been as follows:

                                            Year Ended December 31,
                                        -----------------------------
                                         1998        1999       2000
                                        ------      ------     ------
                                     (in thousands, except per share data)

     Net (loss) income                  $1,991      $8,472    $(12,147)
     Net (loss) income per common
       share-diluted                    $ 0.23      $ 0.80    $  (0.95)



          The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

                      Outstanding Options                              Options Exercisable
     -----------------------------------------------------------     --------------------------
                                                    Weighted
        Exercise                   Weighted          Average                          Weighted
         Price          Number     Average         Contractual          Number         Average
         Range         of Shares    Price        Life (in years)      of Shares         Price
     -------------   -----------   --------      ---------------     -----------     ----------
     $ 2.16-$ 2.82      249,611     $ 2.19            5.6              213,820         $ 2.20
       5.63-  8.46      687,990       7.27            7.4              515,443         $ 7.23
       8.47- 11.28       25,000       8.63            8.1               25,000         $ 8.63
      11.29- 14.09       15,500      13.03            8.4                5,334         $13.05
      14.10- 16.91      151,499      15.88            8.5               49,171         $15.88
      16.92- 19.73      375,000      17.77            8.7               77,004         $17.80
      19.74- 22.55       95,000      22.38            9.9                    0             --
      22.56- 25.37      265,000      24.36            9.8               25,000         $23.00
      25.38- 28.19      281,750      26.26            9.1                    0             --
                      ---------                                      ------------
                      2,146,350                                        910,772

          At December 31, 1998, 1999 and 2000, 447,043, 665,254, and 910,772
     options for InterCept's common stock with a weighted average exercise price of $5.79, $5.95, and $7.91 per share, respectively, were exercisable by employees of InterCept.

11.  NET INCOME (LOSS) PER COMMON SHARE

          Net Income (Loss) per share at December 31, 1998, 1999, and 2000 were as follows (in thousands except share amounts):

                                                          1998        1999         2000
                                                       ---------   ----------   ----------
     Basic:
       Net income (loss)                                  $2,579       $9,941     $(16,862)
         Less preferred stock dividends                      (16)           0            0
                                                       ---------   ----------   ----------
       Net income (loss) attributable to
         common shareholders                              $2,563       $9,941     $(16,862)
                                                       =========   ==========   ==========

     Weighted average common shares outstanding        8,464,740   10,094,696   12,820,073
                                                       =========   ==========   ==========
     Per share amount                                      $0.30        $0.99       $(1.32)
                                                       =========   ==========   ==========
     Diluted:
       Net income (loss)                                  $2,579       $9,941     $(16,862)
         Less preferred stock dividends                      (16)           0            0
                                                       ---------   ----------   ----------
       Net income (loss) attributable to
         common shareholders                              $2,563       $9,941     $(16,862)
                                                       =========   ==========   ==========
     Weighted average common shares outstanding        8,464,740   10,094,696   12,820,073
     Shares assumed issued upon exercise of dilutive
       stock options using the treasury stock method     114,274      451,350            0
     Contingently issuable shares                         17,500       17,500            0
                                                       ---------   ----------   ----------
             Total                                     8,596,514   10,563,546   12,820,073
                                                       =========   ==========   ==========
     Per share amount                                      $0.30        $0.94       $(1.32)
                                                       =========   ==========   ==========

          Basic and diluted earnings per common share were computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the year. Outstanding stock options with exercise prices above the average stock prices for each quarter (approximately 706,000, 20,000, and 294,000 shares in 1998, 1999, and 2000, respectively), were antidilutive and were therefore excluded from the computation of diluted shares above. Additionally, the effect of stock options was excluded in years where a net loss was recorded as they are antidilutive.

12.  EMPLOYEE BENEFITS

          InterCept maintains a separate defined contribution 401(k) savings plan, which covers substantially all employees, subject to certain minimum age and service requirements. Contributions to this plan by employees are voluntary; however, InterCept matches a percentage of the employees' contributions. This percentage is determined annually by InterCept. InterCept's contributions approximated $130,000, $148,000, and $218,000 in 1998, 1999, and 2000, respectively.

13.  COMMITMENTS AND CONTINGENCIES

          InterCept leases various equipment and facilities under operating lease agreements. Future minimum annual obligations under these leases as of December 31, 2000 are as follows (in thousands):

                   2001                 $1,649
                   2002                  1,572
                   2003                  1,051
                   2004                    329
                   Thereafter              147
                                        ------
                       Total            $4,748
                                        ======

          Net rental expense was approximately $902,000, $1,308,000, and $1,739,000 during 1998, 1999, and 2000, respectively.


14.  RELATED PARTY TRANSACTIONS

          As discussed in Note 4, InterCept owned approximately 28% of Netzee as of December 31, 2000. Four of InterCept's directors also serve as directors of netzee, and one of those directors is the Chief Executive Officer of Netzee. In order to enable Netzee to complete its acquisitions in August and September of 1999, InterCept borrowed funds under its line of credit and loaned these funds to netzee. InterCept also made advances to Netzee to fund operations. These amounts were repaid to InterCept upon completion of Netzee's initial public offering in November 1999. On December 15, 1999, InterCept agreed to provide Netzee with a $15 million revolving line of credit. Borrowings on this line will bear interest at a rate of prime plus 2%. The principal balance is payable at maturity on May 31, 2003 and is secured by substantially all of Netzee's assets. The line of credit includes earnings, tangible net worth and other affirmative and negative covenants, among other conditions and restrictions. As of December 31, 2000, Netzee was out of compliance with certain of these covenants. However, InterCept waived such noncompliance as of December 31, 2000. As of December 31, 2000, Netzee owed approximately $15.0 million to InterCept. Total interest on all borrowings for 1999 and 2000 was approximately $677,000 and $1.1 million, respectively, and is included in interest and other income in the accompanying statements of operations.

          InterCept and Netzee maintain a relationship to cross-market each other's products and services. During 1999 and 2000, InterCept received $188,000 and $357,000, respectively, in commissions related to Netzee sales. InterCept also shared certain facilities with Netzee and provided certain administrative services to Netzee. InterCept charged Netzee approximately $124,000 and $163,000 in 1999 and 2000, respectively, for these shared costs. During 2000, Netzee used InterCept to purchase certain hardware and software used to implement Netzee's internet and telephone banking products. In addition, Intercept assisted netzee in managing the ordering and inventory process related to this equipment. during 2000, Netzee incurred approximately $435,000 in costs to purchase the equipment, which included a fee to InterCept for their services.

          During the years ended December 31, 1998, 1999, and 2000, InterCept incurred fees of approximately $814,000, $612,000, and $745,000 respectively for legal services to the law firm in which one of its partners is also a director of InterCept and Netzee.

          InterCept provides telecommunications connectivity to Towne Services, Inc. ("Towne"). InterCept recorded revenue from Towne of approximately $128,000, $215,000, and $236,000 during 1998, 1999 and 2000, respectively, which is classified in data communications management income. December 31, 1999 and 2000, receivables from Towne were approximately $27,000 and $60,000, respectively. During 1999, InterCept purchased software from Towne Services for $825,000, which was paid in 2000. Additionally, InterCept owns 10,000 shares of Towne common stock, which was purchased in 1997. Two directors of InterCept serve as directors of Towne.

15.  SUBSEQUENT TRANSACTIONS

          On January 4, 2001, InterCept acquired certain assets of the check item and back office processing division of SLMSoft.com, Inc. ("SLM"). Total consideration consisted of $40 million and up to 1,254,000 shares of InterCept common stock valued at approximately $28 million. Of the $40 million, $5 million had been advanced to SLM in December 2000, $32.5 million was paid on January 4, 2001, and $2.5 million will be kept in escrow to satisfy unresolved contingencies existing at the closing date. Of the 1,254,000 shares of common stock, 609,000 were issued to SLM at closing and 258,000 shares will be kept in escrow to satisfy unresolved contingencies existing at the closing date. The remaining 386,000 shares represent contingent consideration and are subject to continuation of the revenue stream associated with certain customers.

          In February 2001, InterCept acquired DPSC Software, Inc. from Netzee, Inc. The consideration exchanged was approximately $14.1 million in cash and assumption of debt. This acquisition was accounted for as a purchase. The purchase price reduced the advances to affiliate discussed in Note 14. Subsequent to this transaction, Netzee's availability under the line of credit increased.

          In March 2001, InterCept completed the acquisition of the C-TEQ Inc. The consideration exchanged was approximately $3.6 million in cash. This acquisition was accounted for as a purchase.