Form 10-Q
period 2001-03-31
INTERCEPT GROUP INC
filed 2001-05-15
CIK 1054930

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                 Or


[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ____________, 20__.

                      Commission file number:  01-14213


                           The InterCept Group, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                    58 - 2237359
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


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at April 30, 2001
  Common Stock, no par value                        14,151,241
                                                 (No. of Shares)

================================================================================

THE INTERCEPT GROUP, INC.

                               INDEX TO FORM 10-Q



                                                                           PAGE
                                                                           ----

PART I       FINANCIAL INFORMATION                                           1

  Item 1.    Financial Statements                                            1

             Condensed Consolidated Balance Sheets as of
             March 31, 2001 and December 31, 2000                            1

             Condensed Consolidated Statements of Operations for
             the Three Months ended March 31, 2001 and 2000                  2

             Condensed Consolidated Statements of Cash Flows
             for the Three Months ended March 31, 2001 and 2000              3

             Notes to Condensed Consolidated Financial Statements            4

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             8

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk     13


PART II      OTHER INFORMATION                                              14

  Item 1.    Legal Proceedings                                              14

  Item 2.    Changes in Securities and Use of Proceeds                      14

  Item 6.    Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                  16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

                                                                                March 31,   December 31,
                                                                                  2001           2000
                                                                               -----------  -----------
                                                                               (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                                    $  3,079       $  8,061
    Short term investments                                                              -         37,484
    Accounts receivable, less allowance for doubtful accounts of $731
          and $641 at March 31, 2001 and December 31, 2000, respectively           19,663          9,960
    Advances to SLM                                                                     0          5,000
    Deferred tax assets                                                             4,659          1,666
    Inventory, prepaid expenses and other                                           6,277          3,023
                                                                                 --------       --------
          Total current assets                                                     33,678         65,194

Property and equipment, net                                                        23,516         16,883
Intangible assets, net                                                             99,282         24,786
Advances to affiliate                                                               7,075         15,000
Investment in affiliate                                                            12,240         17,729
Other noncurrent assets                                                             2,859          2,534
                                                                                 --------       --------
          Total assets                                                           $178,650       $142,126
                                                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of notes payable                                          $     32       $     45
    Accounts payable and accrued liabilities                                        7,330          3,188
    Deferred revenue                                                               12,653          5,054
                                                                                 --------       --------
          Total current liabilities                                                20,015          8,287

Notes payable, less current portion                                                11,269          4,513
Deferred revenue                                                                      507            453
Deferred tax liability                                                             26,638         26,279
                                                                                 --------       --------
          Total liabilities                                                        58,429         39,532

Minority interest in consolidated subsidiary                                          210            202

Commitments and contingencies


Shareholders' equity:
    Preferred stock, no par value; 1,000,000 shares authorized; no shares
        issued or outstanding                                                           -              -
    Common stock, no par value; 50,000,000 shares authorized;
        14,146,241 and 13,214,639 shares issued and outstanding
        at March 31, 2001 and December 31, 2000, respectively                     129,836        109,340
    Retained earnings                                                              (9,856)        (6,951)
    Accumulated other comprehensive income                                             31              3
                                                                                 --------       --------
          Total shareholders' equity                                              120,011        102,392
                                                                                 --------       --------
          Total liabilities and shareholders' equity                             $178,650       $142,126
                                                                                 ========       ========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

                                                                        Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                        2001          2000*
                                                                    -----------   ------------
                                                                            (unaudited)
Revenues:
 Service fee income                                                    $23,802        $11,861
 Data communications management income                                   1,829          1,401
 Equipment and product sales, services and other                         1,415          2,517
                                                                       -------        -------
  Total revenues                                                        27,046         15,779

Costs of services:
 Cost of service fee income                                              8,927          3,315
 Cost of data communications management income                           1,438            977
 Cost of equipment and product sales, services and other                 1,099          1,820

Selling, general and administrative expenses                             9,058          6,254
Depreciation and amortization                                            2,508            960
                                                                       -------        -------
  Total operating expenses                                              23,030         13,326

Operating income                                                         4,016          2,453
Other income, net                                                          728          7,282
                                                                       -------        -------
Income before provision for income taxes and minority interest           4,744          9,735
Provision for income taxes                                               1,923          3,806
Equity in loss of affiliate                                             (5,719)        (5,686)
Minority interest                                                           (7)           (16)
                                                                       -------        -------
Net (loss) income attributable to common shareholders                   (2,905)           227
                                                                       =======        =======
Net (loss) income per common share:
Basic                                                                  $ (0.21)       $  0.02
                                                                       =======        =======
Diluted                                                                $ (0.21)       $  0.02
                                                                       =======        =======
Weighted average shares outstanding:
Basic                                                                   13,776         11,754
Diluted                                                                 13,776         12,420


The accompanying notes are an integral part of these condensed consolidated statements of operations.

* All prior period amounts have been restated to reflect the acquisition of Advanced Computer Enterprises, Inc. in a pooling transaction.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    ------------------
                                                                                      2001      2000
                                                                                    -------   --------
                                                                                        (unaudited)

Cash flows from operating activities:
Net (loss) income before preferred dividends                                       $ (2,905)  $    227
 Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
   Depreciation and amortization                                                      2,508        960
   Loan cost amortization                                                                22          -
   Minority interest                                                                      7         16
   Deferred income tax provision                                                     (1,202)     2,509
  Income tax benefit related to exercise of stock options                               391         37
   Gain due to stock issuances of subsidiary                                           (230)    (6,862)
   Equity in net loss of affiliate                                                    5,719      5,686
 Changes in operating assets and liabilities, net of effects of acquisitions:
   Accounts receivable, net                                                          (8,805)        88
   Inventory, prepaid expenses, and other                                             2,179       (393)
   Other assets                                                                        (347)      (165)
   Accounts payable and accrued expenses                                              1,488     (2,469)
   Deferred revenue                                                                   3,932        245
                                                                                   --------   --------
    Net cash provided by (used in) operating activities                               2,757       (121)
                                                                                   --------   --------
Cash flows from investing activities:
  Acquisitions, net of cash acquired                                                (58,005)    (1,175)
  Decrease in note receivable                                                             -          4
  Sale (purchase) of investments                                                     37,502    (45,387)
  Advances to affiliate, net                                                          7,925      3,224
  Purchases of property and equipment, net                                           (2,196)      (952)
  Increases in capitalized software                                                    (390)      (131)
                                                                                   --------   --------
    Net cash used in investing activities                                           (15,164)   (44,417)
                                                                                   --------   --------
Cash flows from financing activities:
  Proceeds from line of credit                                                        6,762      4,300
  Retirement of common stock                                                              -        (32)
  Payments on notes payable and line of credit                                          (19)   (15,607)
  Payment of shareholder note                                                           221          -
  Proceeds from issuance of common stock, net of related issuance costs                   -     65,747
  Proceeds from exercise of stock options                                               461        200
                                                                                   --------   --------
    Net cash provided by financing activities                                         7,425     54,608

Net (decrease) increase in cash and cash equivalents                                 (4,982)    10,070
Cash and cash equivalents at beginning of the period                                  8,061      2,145
                                                                                   --------   --------
Cash and cash equivalents at end of the period                                     $  3,079   $ 12,215
                                                                                   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                           $     40   $     82
                                                                                   ========   ========
  Cash paid for income taxes                                                       $  1,563   $  2,539
                                                                                   ========   ========
Non-cash investing activities:
  InterCept common stock issued for acquisitions,
  868,070 shares in 2001                                                           $      0   $ 19,423

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

                           THE INTERCEPT GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

     InterCept is a single-source provider of a broad range of technologies, products, and services that work together to meet the electronic commerce and operating needs of community financial institutions. Over 1,800 of these community financial institutions have contracted with us for electronic funds transfer transactions, core bank processing systems, check imaging systems, or data communications management networks, as well as services related to each of these products and systems.

     Basis of Presentation

     The consolidated financial statements include, as of March 31, 2001, InterCept's accounts and the accounts of its following wholly-owned subsidiaries:

         InterCept Communications Technologies Inc.,
         SBS Data Services, Inc.
         DPSC Acquisition Corp.
         C-TEQ, Inc.
         ICPT Acquisition I, LLC

     In addition, because of InterCept's control of ProImage, Inc., a corporation in which, as of March 31, 2001, InterCept had a 67% ownership interest, InterCept has consolidated ProImage's results in its consolidated financial statements since our inception. InterCept retains responsibility for all day-to-day operations of ProImage and have and intend to continue to provide complete financial support for ProImage due to legal limitations on the other shareholder's ability to fund losses. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest represents the minority shareholder's proportionate share of the equity and earnings of ProImage.

     In the third quarter of 1999, Direct Access Interactive, Inc., one of InterCept's then wholly-owned subsidiaries, issued shares of its common stock in connection with several acquisitions. InterCept then merged Direct Access into Netzee, Inc., a wholly-owned subsidiary that it had recently formed. On September 3, 1999, Netzee issued additional shares of common stock, and as a result of that issuance, InterCept's ownership percentage in Netzee decreased to approximately 49%. Since September 3, 1999, InterCept has accounted for its investment in Netzee under the equity method, under which the operations of Netzee are recorded on a single line item in the statements of operations, "equity in loss of affiliate." Because InterCept provided unlimited funding to Netzee until completion of its initial public offering in November 1999, all of Netzee's losses prior to the completion of the offering are included in that line item rather than our relative percentage of those losses. Following the completion of Netzee's initial public offering, InterCept has recorded only its relative percentage of Netzee's net losses. As of March 31, 2001, InterCept owned approximately 28% of Netzee's common stock.

     During 2000, Netzee issued common stock at a price in excess of its book value which resulted in an increase in InterCept's investment in Netzee. InterCept recognized gains in accordance with Staff Accounting Bulletin No. 51 related to the increase in its investment value of approximately $7.7 million. This gain is included in other income, net in the accompanying statements of operations.

2.   New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We adopted the new statement on January 1, 2001. SFAS No. 133 did not have a significant impact on our financial statements.

3.   Net Income Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. The treasury stock method is based on the average stock price for the period. The contingently issuable shares line item refers to the 5% shares in escrow to satisfy unknown obligations associated with the August 2000 purchase of Advanced Computer Enterprises, Inc. The effects of anti-dilutive options have been excluded. All options were anti-dilutive for the period ending March 31, 2001 and have been excluded from the computation of net loss per share.

     The following tables set forth a reconciliation of basic earnings per share to diluted earnings per share (in thousands, except earnings per share ("EPS") amounts):

                                         Three Months Ended                    Three Months Ended
                                           March 31, 2001                        March 31, 2000
                                  ---------------------------------     --------------------------------
                                  ---------------------------------     --------------------------------
                                    Income      Shares       EPS         Income      Shares       EPS
                                  ---------------------------------     --------------------------------
Basic EPS                          $(2,905)     13,776     $(0.21)         $227      11,754       $0.02

Dilutives:                                                                              648
Stock options                            -           -          -            -                       -
Contingently issuable shares                                                             18
                                  ---------------------------------     --------------------------------
Diluted EPS                        $(2,905)     13,776     $(0.21)         $227      12,420       $0.02
                                  =================================     ================================

4.   Comprehensive Income

     Comprehensive income is the total of net income and all other unrealized gain on securities, net of tax.

     The following table sets forth the calculation of our comprehensive income for the periods indicated below (in thousands):

                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                                 2001          2000
                                               -------        -----
Net income, as reported                        $(2,905)       $ 227
                                               -------        -----
Unrealized gain on securities,
     net of tax:                                    29          (86)
                                               -------        -----

Comprehensive income                           $(2,876)       $ 141
                                               =======        =====

5.   Acquisitions

     On January 4, 2001, InterCept acquired certain assets of the check item and back office processing division of SLMSoft.com Inc ("SLM"). Total consideration consisted of $40 million and up to 1,253,942 shares of our common stock valued at approximately $28 million. Of the $40 million cash consideration, InterCept advanced $5 million to SLM in December 2000 and paid SLM $32.5 million on January 4, 2001. A total of $2.5 million is in escrow to satisfy unresolved contingencies existing at the closing date. Of the 1,253,942 shares of common stock, 609,682 were issued to SLM at closing and 258,388 shares will be kept in escrow for up to two years to satisfy unresolved contingencies existing at the closing date. The remaining 385,872 shares represent contingent consideration and will be recorded as purchase price consideration if and when the contingencies are resolved. The consideration for the assets InterCept purchased from SLM exceeded their net tangible asset value by approximately $58.2 million, which was allocated as follows:

         .    $31.7 million to goodwill amortized over a period of 20 years,

         . $1.5 million to product technology and amortized over a period of 10 years,

         . $24.5 million to customer relationships and amortized over a period of 20 years and

         .    $500,000 to workforce and amortized over a period of 4 years.

     InterCept has accounted for the acquisition as a purchase. InterCept has included the results of operations of the acquired business in its consolidated financial statements from the date of acquisition. During the second quarter of 2001, InterCept will incur a restructuring charge related to the acquisition of SLM. The following unaudited pro-forma consolidated financial information for the three-month period ended March 31, 2000 assumes the acquisition of SLM had occurred on January 1, 2000 (in thousands, except per share amounts):

         Revenues                                               $23,950
         Net income before income taxes and minority interest     6,213
         Net income attributable to common shareholders          (1,974)
         Net income per common share (diluted)                  $ (0.16)

     The unaudited pro-forma consolidated financial information is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented or of future operations of the combined entities.

     In February 2001, InterCept acquired DPSC Software, Inc. from Netzee, Inc. for consideration which included approximately $14.1 million in cash, and the assumption of $2.4 million of DPSC's liabilities. InterCept's purchase price exceeded the net tangible asset value of DPSC by approximately $15.7 million, which was allocated as follows:

         .    $9.0 million to goodwill and amortized over a period of 16 years,

         . $975,000 to product technology and amortized over a period of 10 years,

         . $5.1 million to customer relationships and amortized over a period of 16 years,

         .    $100,000 to workforce and amortized over a period of 4 years, and

         .    $500,000 to patents and trademarks being amortized over 20 years.

     InterCept accounted for this acquisition as a purchase.

     In March 2001, InterCept completed the acquisition of C-TEQ Inc. The consideration exchanged was approximately $3.6 million, net, in cash. The consideration exceeded the net tangible asset value of the core data processing division by approximately $1.7 million, which was allocated to customer relationships and goodwill and is being amortized over a period of 20 years. InterCept accounted for this acquisition as a purchase.

     The purchase price allocations for these acquisitions are preliminary and will be completed during 2001.


6.   Long-Term Debt and Capital Lease Obligations

     Our long-term debt and capital lease obligations at March 31, 2001, and December 31, 2000 consisted of the following (in thousands):


                                                                             March 31,    December 31,
                                                                                2001          2000
                                                                             ---------    ------------
$35.0 million line of credit with First Union National Bank, as amended, interest payable at the option of the Company at (i) prime less 0.25% or
(ii) LIBOR plus applicable margin as defined, payable in full on
June 30, 2002, guaranteed by substantially all assets of the Company.          11,269           4,507

Equipment under capital lease expiring July 2001.                                  32              45

Other                                                                                               6
                                                                              -------          ------
                                                                               11,301           4,558
Less current maturities                                                           (32)            (45)
                                                                              -------          ------
                                                                              $11,269          $4,513
                                                                              =======          ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The following discussion contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this quarterly report and include all statements that are not statements of historical fact regarding our intent, belief, or expectations. These statements are based upon a number of assumptions and estimates that are subject to significant uncertainties, many of which are beyond our control. Words such as "may," "would," could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate" are meant to identify these forward-looking statements. These forward-looking statements are not guarantees, and actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

     . our brief combined operating history and whether we will be able to achieve or maintain profitability;

     . whether we can sustain our current internal growth rate or meet expected growth rates;

     . whether we can successfully locate, acquire, and integrate new businesses and products;

     .  customer attrition;

     .  whether the market will accept our new products and services;

     .  increased competition;

     . whether various interchange and transaction fees set by Visa and MasterCard, on which our revenues are based, are reduced as a result of a pending dispute or otherwise;

     .  possible system failures and rapid changes in technology; and

     .  whether Netzee will be successful in its business strategies.

     Our results could also differ materially from those expressed or implied by forward-looking statements because of the reasons detailed in our filings with the SEC including the "Risk Factors" section in our Registration Statement on Form S-3 (Registration No. 333-94511), as declared effective by the Securities and Exchange Commission on February 15, 2000.

     We derive revenues primarily from the following sources:

     . core data processing systems, support, maintenance, and related services;

     .  electronic funds transfer, or EFT, processing services;

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

     On a service bureau basis, we generate core data processing revenues from service and processing fees based on the volume of transactions processed.
These revenues are recognized as the services are performed. We also generate core data processing revenues by licensing BancPac, our proprietary Windows(R) NT based client/server software system, or BancLine, our proprietary Windows(R) Unix Systems environment, on an in-house basis. We recognize revenues for licensing BancPac and BancLine in accordance with Statement of Position 97-2 on "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. We recognize software license fees when we have signed a non-cancelable license agreement, shipped the product, and satisfied significant obligations to the customer.

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

     Our ancillary products and services generate revenues primarily from our maintenance and technical support services as well as software sales and sales of equipment. We recognize maintenance and technical support service revenues as the service period elapses. We recognize equipment sales revenues at the time of shipment and software sales over the license period.

     In August 2000, we completed an acquisition that we accounted for as a pooling of interests. Except for the August 2000 acquisition, all of our acquisitions since our initial public offering have been accounted for as purchase transactions in our financial statements.

     Our ownership percentage in Netzee decreased to approximately 49% as of September 3, 1999 because of Netzee's issuance of its common stock in connection with transactions that occurred on that date. As a result, we discontinued consolidating Netzee's results of operations with our results of operations. We account for our investment in Netzee under the equity method, which requires us to record Netzee's results of operations in a single line item in our statement of operations titled "Equity in loss of affiliate." Because we provided unlimited funding to Netzee through the completion of its initial public offering in November 1999, all of Netzee's losses before the completion of the offering were included in that line item rather than our relative percentage of those losses. After Netzee completed its initial public offering, we recorded only our relative percentage of Netzee's net losses. As of March 31, 2001, we owned approximately 28% of Netzee's outstanding common stock.

     We base our expenses to a significant extent on our expectations of future revenues. Most of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our actual revenues are lower than we expect. To enhance our long-term competitive position, we may also make decisions regarding pricing, marketing, services, and technology that could have an adverse near-term effect on our financial condition and operating results. In addition, our EFT revenues are based in large part on various interchange and transaction fees that Visa and MasterCard set. Any changes in these fees, whether as a result of a pending dispute or otherwise, could negatively impact our revenues.

     In February 2000, we completed a secondary public offering of common stock. Proceeds from this offering, after deducting expenses related to the offering, were approximately $66.0 million. We have used the proceeds of this offering to pay certain debt and fund the acquisitions completed in 2000 and 2001 and for working capital and other general corporate purposes.

     We believe that, because of the foregoing factors and other risks discussed in our SEC filings, quarter to quarter comparisons of our operating results are not a good indication of our future performance. Our operating results are likely to fall below the expectations of securities analysts or investors in some future quarter. In that event, the trading price of our common stock would likely decline, perhaps significantly.

Results of Operations

     The following table sets forth the percentage of revenues represented by certain line items in our condensed consolidated statements of operations for the periods indicated.

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           2001           2000
                                                         ----------------------
Revenues                                                   100.0          100.0 %
Costs of services                                           42.4           38.7
Selling, general, and administrative expenses               33.5           39.7
Depreciation and amortization                                9.3            6.1
                                                         -------         ------
Total operating expenses                                    85.2           84.5
                                                         -------         ------

Operating income                                            14.8           15.5
Other income (expense), net                                  2.7           46.1
                                                         -------         ------

Income before minority interest and
        provision for income taxes                          17.5           61.6
Provision for income taxes                                   7.1           24.1
Equity in loss of affiliate                                (21.1)         (36.0)
Minority interest in income of consolidated subsidiary       0.0            0.0
                                                         -------         ------

Net income                                                 (10.7)%          1.5 %
                                                         =======         ======

Three Months Ended March 31, 2001, Compared to Three Months Ended March 31, 2000

     Revenues. Revenues increased 71.4% to $27.0 million for the three months ended March 31, 2001, from $15.8 million for the three months ended March 31, 2000. This $11.3 million increase was primarily attributable to: (a) $11.9 million generated by an increase in service fee income, and (b) $428,000 generated by additional data communications management income, offset by (c) a $1.1 million decrease in hardware sales. These increases in income are attributable to our internal growth and acquisitions.

     Costs of Services. Costs of services increased 87.6% to $11.5 million for the three months ended March 31, 2001, from $6.1 million for the three months ended March 31, 2000. The $5.4 million increase was primarily attributable to:
(a) $5.6 million related to service fee income, and (b) $461,000 related to data communications management, offset by (c) a $733,000 decrease in hardware sales. Gross margins decreased due to our acquisitions during the three months ended March 31, 2001 of SLM and C-TEQ, which had lower margins than we did before these acquisitions.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 44.8% to $9.1 million for the three months ended March 31, 2001, from $6.3 million for the three months ended March 31, 2000. The $2.8 million increase was primarily due to the hiring of additional personnel to support our growth and acquisitions and other miscellaneous expenses. As a result of the acquisitions of SLM and C-TEQ, selling, general and administrative expenses as a percentage of sales decreased to 33.5% for the three months ended March 31, 2001, from 39.7% for the three months ended March 31, 2000.

     Depreciation and Amortization. Depreciation and amortization increased 161.3% to $2.5 million for the three months ended March 31, 2001, from $960,000 for the three months ended March 31, 2000. This $1.5 million increase was primarily due to increased amortization associated with the acquisitions of SLM and C-TEQ.

     Other Income, Net. Other income decreased to $728,000 for the three months ended March 31, 2001, from $7.3 million for the three months ended March 31, 2000. The $6.6 million decrease was primarily due to a gain associated with the issuance of common stock of Netzee in the three months ended March 31, 2000 that we did not have in the three months ended March 31, 2001.

     Provision for Income Taxes. Provision for income taxes decreased to $1.9 million for the three months ended March 31, 2001, from $3.8 million for the three months ended March 31, 2000. This $1.9 million decrease was due to the taxable component of the gain associated with the issuance of common stock of Netzee in the first quarter of 2000.

     Equity in Loss of Affiliate. Equity in loss of affiliate remained constant at $5.7 million for the three months ended March 31, 2001 and for the three months ended March 31, 2000. This amount represents our 28% share of Netzee's net loss.

     Minority Interest. Minority interest decreased to $7,000 for the three months ended March 31, 2001, from $16,000 for the three months ended March 31, 2000.

Liquidity and Capital Resources

     Cash and cash equivalents were $3.1 million at March 31, 2001. Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2001, and net cash used by operating activities was $121,000 for the three months ended March 31, 2000.

     Net cash used in investing activities was $15.2 million for the three months ended March 31, 2001 and mainly reflects cash paid for our acquisitions of $58 million, net of $37.5 million in cash received from the sale of our investments and $7.9 million of net repayments received from Netzee under their line of credit.

     Net cash provided by financing activities was $7.4 million for the three months ended March 31, 2001, compared to net cash provided by financing activities of $54.6 million for the three months ended March 31, 2000. The decrease in net cash provided by financing activities was primarily due to the first quarter 2000 net proceeds from our public stock offering.

     During 1998, we entered into a credit facility with First Union National Bank. Under this facility, as amended during the third quarter of 1999, we may borrow up to $35.0 million for working capital and to fund acquisitions and related expenses. The First Union credit facility contains provisions that require us to maintain certain financial ratios and minimum net worth amounts and that restrict our ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets, and pay dividends. The First Union credit facility matures on June 30, 2002. Interest is payable monthly, and outstanding principal amounts accrue interest, at our option, at an annual rate equal to either (a) a floating rate equal to the lender's prime rate minus .25%, or (b) a fixed rate based upon the 30-day LIBOR rate plus applicable margins. On March 31, 2001, the interest rate under this facility was approximately 5.08%.

     Netzee has borrowed additional money from us and we have committed, subject to some conditions, to provide to Netzee a $15.0 million line of credit for its working capital needs. In February 2001, we acquired DPSC Software, Inc. from Netzee for approximately $14.1 million of which approximately $8.4 million of these proceeds were used by Netzee to reduce the line of credit. Netzee has subsequently borrowed additional funds from us, and as of March 31, 2001, a total of $7.1 million was due to us from Netzee under this line of credit. We plan to finance this line of credit with cash on hand and additional borrowings under our credit facility with First Union. Netzee may require additional funds to support its operations. Netzee may seek to raise capital through public or private offerings of debt or equity, the sale of assets, or from other sources. No assurance can be given that additional funds will be available, on terms favorable to Netzee, if at all. Netzee's ability to continue as a going concern and to meet its obligations as they may come due may be dependent upon its ability to raise additional capital funds.

     We do not consolidate Netzee's results of operations with our results of operations. We account for our investment in Netzee under the equity method, which requires us to record the results of operations of Netzee in a single line item in our statement of operations titled "Equity in loss of affiliate." Because we provided unlimited funding to Netzee until completion of its initial public offering in November 1999, all of Netzee's losses before the completion of the offering are included in that line item rather than our relative percentage of those losses. Following the completion of Netzee's offering we have recorded only our relative percentage of Netzee's net losses. As of March 31, 2001 we owned approximately 28% of Netzee's common stock. As of March 31, 2001 our investment in Netzee was $12.2 million, which exceeded the market value of $4.2 million as of that date. We believe that this reduction in value is temporary; however, if this reduction becomes other than temporary, we may have to write down our investment in Netzee. In addition, Netzee has a history of losses and may never become profitable. We will continue to account for our investment in Netzee under the equity method, which will result in additional losses on our investment until Netzee becomes profitable. The impact of Netzee's results of operations on our financial condition, including our shareholders' equity, is uncertain, and we may not benefit from our ownership in Netzee.

     On January 4, 2001, we acquired the core data processing, check imaging, and item capture center operations of SLMsoft.com Inc., a Kansas corporation, and certain software from SLMsoft.com Inc., an Ontario corporation. We paid $40 million in cash and issued or agreed to issue up to 1,253,942 shares of our common stock in the transaction.

     On March 12, 2001, we acquired C-TEQ, Inc., an Oklahoma corporation that is a provider of data processing and check statement imaging to approximately 40 community financial institutions located in Oklahoma and Texas. We paid $3.6 million net cash in connection with the acquisition.

     The cash portion of the acquisition of SLMSoft.com, and the acquisition of DPSC and C-TEQ were satisfied through the use of cash on hand and borrowings under our line of credit with First Union National Bank.

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

Recent Accounting Pronouncements

     In February 2001, the Financial Accounting Standards Board issued a revised exposure draft for a proposed Statement of Financial Accounting Standards entitled "Business Combinations and Intangible Assets-Accounting for Goodwill." The proposed Statement would prohibit goodwill amortization and establish a new method of testing goodwill for impairment. The proposed statement would also prohibit the pooling of interests method of accounting for business combinations. The impact of the Statement may be significant if it is issued as currently proposed, as we would no longer recognize goodwill amortization expense. However, we would be required to test our goodwill for impairment under new standards which could have an adverse effect on future results of operations if an impairment occurs.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates. Borrowings under the First Union credit facility accrue interest at a fluctuating rate based either upon the lender's prime rate or LIBOR. As of March 31, 2001, we had $11.3 million outstanding under this facility, and, therefore we face risks of interest rate fluctuations. Changes in interest rates which dramatically increase the interest rate on the credit facility would make it more costly for us to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies. The amount outstanding under this facility may increase as we draw on it to make additional loans to Netzee.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     We are not a party to, nor is any of our property subject to, any material legal proceedings, other than routine litigation incidental to our business.

Item 2.  Changes in Securities and Use of Proceeds

Recent Sale of Equity Securities Not Registered Under the Securities Act

     On November 29, 2000, we entered into a definitive Purchase Agreement (amended and restated) to acquire certain assets of SLMsoft.com, an Ontario corporation ("SLM Canada"), and SLMsoft.com Inc., a Kansas corporation ("SLM Kansas"). On January 4, 2001, we closed the transactions contemplated by the Purchase Agreement. In connection with the Purchase Agreement, we also entered into a Software Agreement and a Registration Rights Agreement. Under the Purchase Agreement, we acquired certain equipment used in SLM Kansas' U.S. core data processing, check imaging, and item capture center operations. In connection with the entire transaction we paid $40 million in cash and issued or agreed to issue up to 1,253,942 shares of our common stock valued at approximately $28 million. Of the 1,253,942 shares of common stock, 609,682 shares were issued to SLM at closing and 258,388 shares will be kept in escrow for up to two years to satisfy unresolved contingencies existing at the closing date. The remaining 385,872 shares represent contingent consideration and will be issued if and when the contingencies are resolved.

     We issued the securities in a private offering in reliance on the exemptions from registration under the Securities Act of 1933 provided by
Section 4(2) and by Regulation D. The recipients of the common stock were SLM Canada, a publicly held Canadian company, and SLM Kansas, its wholly-owned subsidiary. SLM Canada and SLM Kansas represented their intention to acquire the securities for investment purposes only and not with a view to or for the sale in connection with any distribution of those shares, and appropriate legends were affixed to the share certificates issued in the transaction. The recipients of these securities were represented by counsel and had adequate access to information about InterCept.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

Exhibit
  No.      Description
  ---      -----------

 10.1 Purchase Agreement (amended and restated) dated as of November 29, 2000, between The InterCept Group, Inc. and SLMsoft.com Inc., an Ontario corporation, and SLMsoft.com Inc., a Kansas corporation (incorporated by reference to Exhibit 2.1 in InterCept's Form 8-K dated January 19, 2001).

 10.2 Software Agreement dated January 4, 2001, between The InterCept Group, Inc., and SLMsoft.com Inc., an Ontario corporation (incorporated by reference to Exhibit 2.2 in InterCept's Form 8-K dated January 19, 2001).

 10.3 Registration Rights Agreement dated January 4, 2001, between The InterCept Group, Inc., and SLMsoft.com Inc., an Ontario corporation (incorporated by reference to Exhibit 2.3 in InterCept's Form 8-K dated January 19, 2001).

      (b)  Reports on Form 8-K

           Form 8-K filed on January 19, 2001.

                Reporting under Item 2 the acquisition of the core data processing division of SLMsoft.com Inc.

           Form 8-K filed on February 26, 2001.

                Reporting under Item 5 the acquisition of DPSC, Inc. from Netzee, Inc.

           Form 8-K/A filed on March 20, 2001.

                Reporting under Items 2 and 7 the acquisition of the core data processing division of SLMsoft.com Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE INTERCEPT GROUP, INC.



May 14, 2001                 /s/ John W. Collins
------------                -------------------------------------------------
Date                        John W. Collins
                            Chairman of the Board and Chief Executive Officer
                            (principal executive officer)


May 14, 2001                /s/ Scott R. Meyerhoff
------------                -------------------------------------------------
Date                        Scott R. Meyerhoff
                            Chief Financial Officer
                            (principal financial and accounting officer)