Form 10-Q
period 2001-06-30
INTERCEPT GROUP INC
filed 2001-07-25
CIK 1054930

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

                                      Or


[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ____________, 19_____.

                      Commission file number :  01-14213

                                  ----------


                           The InterCept Group, Inc.
            (Exact name of registrant as specified in its charter)

           Georgia                                      58-2237359
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at July 17, 2001

Common Stock, no par value                         14,209,005


================================================================================

                           THE INTERCEPT GROUP, INC.

                              INDEX TO FORM 10-Q



                                                                            PAGE
                                                                            ----
PART I      FINANCIAL INFORMATION                                             1

  Item 1.   Financial Statements                                              1

            Condensed Consolidated Balance Sheets as of
            June 30, 2001 and December 31, 2000                               1

            Condensed Consolidated Statements of Operations for the Three
            and Six Months ended June 30, 2001 and 2000                       2

            Condensed Consolidated Statements of Cash Flows for the Six
            Months ended June 30, 2001 and 2000                               3

            Notes to Condensed Consolidated Financial Statements              4

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                      14

PART II     OTHER INFORMATION                                                15

  Item 1.   Legal Proceedings                                                15

  Item 2.   Changes in Securities and Use of Proceeds                        15

  Item 3.   Defaults Upon Senior Securities                                  15

  Item 4.   Submission of Matters to a Vote of Security Holders              15

  Item 5.   Other Information                                                16

  Item 6.   Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                   17

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

                                                                                June 30,    December 31,
                                                                                  2001         2000
                                                                               -----------  ------------
                                                                               (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                    $  4,122       $  8,061
    Short term investments                                                              8         37,484
    Accounts receivable, less allowance for doubtful accounts of $631
          and $641 at June 30, 2001 and December 31, 2000, respectively            18,212          9,960
    Advances to SLM                                                                     0          5,000
    Deferred tax assets                                                             4,033          1,666
    Inventory, prepaid expenses and other                                           6,132          3,023
                                                                                 --------       --------
          Total current assets                                                     32,507         65,194

Property and equipment, net                                                        24,500         16,883
Intangible assets, net                                                            102,608         24,786
Advances to affiliate                                                               8,715         15,000
Advances to SLM                                                                    12,065
Investment in affiliate                                                             9,722         17,729
Other noncurrent assets                                                             2,888          2,534
                                                                                 --------       --------
          Total assets                                                           $193,005       $142,126
                                                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of notes payable                                          $     16       $     45
    Accounts payable and accrued liabilities                                        4,683          3,188
    Deferred revenue                                                               12,858          5,054
                                                                                 --------       --------
          Total current liabilities                                                17,557          8,287

Notes payable, less current portion                                                26,386          4,513
Deferred revenue                                                                      480            453
Deferred tax liability                                                             26,984         26,279
                                                                                 --------       --------
          Total liabilities                                                        71,407         39,532

Minority interest                                                                     213            202



Shareholders' equity:
    Preferred stock, no par value; 1,000,000 shares authorized;
        no shares issued or outstanding                                                 -              -
    Common stock, no par value; 50,000,000 shares authorized;
        14,203,007 and 13,197,139 shares issued and outstanding
        at June 30, 2001 and December 31, 2000, respectively                      130,933        109,340
    Retained earnings                                                              (9,489)        (6,951)
    Accumulated other comprehensive income                                            (59)             3
                                                                                 --------       --------
          Total shareholders' equity                                              121,385        102,392
                                                                                 --------       --------
          Total liabilities and shareholders' equity                             $193,005       $142,126
                                                                                 ========       ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

                                                                             Three Months Ended              Six Months Ended
                                                                                   June 30,                       June 30,
                                                                            ---------------------           -------------------
                                                                              2001         2000*              2001       2000*
                                                                            --------      -------           --------   --------
                                                                                 (unaudited)                   (unaudited)
Revenues:
    Service fee income                                                       $27,026      $13,660            $50,828   $ 25,521
    Data communications management income                                      1,737        1,517              3,566      2,918
    Equipment and product sales, services and other                            1,618        2,108              3,033      4,625
                                                                             -------      -------            -------   --------
          Total revenues                                                      30,381       17,285             57,427     33,064

Costs of services:
    Cost of service fee income                                                 9,388        4,162             18,315      7,477
    Cost of data communications management income                              1,358        1,051              2,796      2,028
    Cost of equipment and product sales, services and other                    1,235        1,606              2,334      3,426

Selling, general and administrative expenses                                  10,544        6,726             19,602     12,980
Depreciation and amortization                                                  2,886        1,078              5,394      2,038
                                                                             -------      -------            -------   --------
          Total operating expenses                                            25,411       14,623             48,441     27,949

Operating income                                                               4,970        2,662              8,986      5,115
Other income, net                                                                314        1,440              1,042      8,722
                                                                             -------      -------            -------   --------
Income before provision for income taxes, equity in loss of affiliate,
    and minority interest                                                      5,284        4,102             10,028     13,837
Provision for income taxes                                                     2,112        1,688              4,035      5,494
Equity in loss of affiliate                                                   (2,802)      (6,181)            (8,521)   (11,867)
Minority interest                                                                 (3)         (16)               (10)       (32)
                                                                             -------      -------            -------   --------
Net income (loss) attributable to common shareholders                            367       (3,783)            (2,538)    (3,556)
                                                                             =======      =======            =======   ========
Net income (loss) per common share:
Basic                                                                        $  0.03      $ (0.29)           $ (0.18)  $  (0.29)
                                                                             =======      =======            =======   ========
Diluted                                                                      $  0.02      $ (0.29)           $ (0.18)  $  (0.29)
                                                                             =======      =======            =======   ========
Weighted average shares outstanding:
Basic                                                                         13,894       13,160             13,835     12,457
Diluted                                                                       15,064       13,160             13,835     12,457


* All prior period amounts have been restated to reflect the acquisition of Advanced Computer Enterprises, Inc. in a pooling transaction.


             The accompanying notes are an integral part of these
               condensed consolidated statements of operations.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)




                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                       -------------------
                                                                                          2001      2000*
                                                                                       ----------  -------
                                                                                      (unaudited)
Cash flows from operating activities:
Net loss attributable to common shareholders                                          $ (2,538)  $ (3,556)
    Adjustments to reconcile net loss to net cash provided by
    operating activities:
        Depreciation and amortization                                                    5,394      2,038
        Loan cost amortization                                                              45          -
        Minority interest                                                                   10         32
        Deferred income tax provision                                                     (230)     2,400
        Gain on sale of property and equipment                                                         (4)
        Gain due to stock issuances of subsidiary                                         (513)    (7,197)
        Equity in net loss of affiliate                                                  8,520     11,867
        Income tax benefit related to exercise of stock options                            789         40
    Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable, net                                                        (7,354)    (1,350)
        Inventory, prepaid expenses, and other                                           2,324       (639)
        Other assets                                                                      (399)      (110)
        Accounts payable and accrued expenses                                           (1,209)    (2,506)
        Deferred revenue                                                                 4,043        610
                                                                                      --------   --------
             Net cash provided by operating activities                                   8,882      1,625
                                                                                      --------   --------
Cash flows from investing activities:
       Acquisitions, net of cash acquired                                              (62,517)    (4,747)
       Decrease in note receivable                                                           -          7
       Purchase of investments                                                          37,404    (43,504)
       Advances to affiliate                                                             6,285     (3,994)
       Advances to SLM                                                                 (12,065)         -
       Purchases of property and equipment, net                                         (4,337)    (3,893)
       Increases in capitalized software                                                  (816)      (409)
                                                                                      --------   --------
             Net cash used in investing activities                                     (36,046)   (56,540)
                                                                                      --------   --------
Cash flows from financing activities:
       Proceeds from line of credit                                                     21,895     12,250
       Retirement of common stock                                                            -        (32)
       Payments on notes payable and line of credit                                        (51)   (21,495)
       Payment of shareholder note                                                         221          -
       Proceeds from issuance of common stock, net of related issuance costs                 -     65,680
       Proceeds from exercise of stock options                                           1,160        245
                                                                                      --------   --------
             Net cash provided by financing activities                                  23,225     56,648

Net (decrease) increase in cash and cash equivalents                                    (3,939)     1,733
Cash and cash equivalents at beginning of the period                                     8,061      2,145
                                                                                      --------   --------
Cash and cash equivalents at end of the period                                        $  4,122   $  3,878
                                                                                      ========   ========
Supplemental disclosures of cash flow information:
       Cash paid for interest                                                         $    225   $    100
                                                                                      ========   ========
       Cash paid for income taxes                                                     $  4,744   $  4,285
                                                                                      ========   ========

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

                           THE INTERCEPT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

     The InterCept Group, Inc. (the "Company" or "InterCept") is a leading provider of banking technology products and services for community financial institutions. InterCept's comprehensive suite of products and services allows it to act as a single-source provider for the technology and operating needs of community financial institutions. InterCept's range of products and services includes core data processing, check processing and imaging, electronic funds transfer (EFT), data communications management and related products and services. These products and services work together to help community financial institutions manage back-office and customer interaction activities, create operating efficiencies and provide better customer service, which enables them to compete more effectively with larger financial institutions. Most of InterCept's customers outsource their processing activities to the Company's data centers located across the United States, while others install the Company's systems in-house and perform the processing functions themselves.

     The consolidated financial statements include, as of June 30, 2001, InterCept's accounts and the accounts of the following wholly-owned subsidiaries:

        InterCept Communications Technologies, Inc.
        SBS Data Services, Inc.
        DPSC Acquisition Corp.
        C-TEQ, Inc.
        ICPT Acquisition I, LLC

     In addition, InterCept consolidates in its consolidated financial statements the results of ProImage, Inc., a Georgia corporation controlled by the Company and of which the Company owned 67% of the common stock as of June 30, 2001. InterCept maintains all day-to-day operations of ProImage and has provided and intends to continue to provide complete financial support for ProImage due to legal limitations on the other shareholder's ability to fund losses. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest represents the minority shareholder's proportionate share of the equity and earnings of ProImage.

     In the third quarter of 1999, Direct Access Interactive, Inc., one of InterCept's then wholly-owned subsidiaries, issued shares of its common stock in connection with several acquisition. InterCept then merged Direct Access into Netzee, Inc., a wholly-owned subsidiary that InterCept had recently formed. On September 3, 1999, Netzee issued additional shares of common stock, and as a result of that issuance, InterCept's ownership percentage in Netzee decreased to approximately 49%. Since September 3, 1999, InterCept has accounted for its investment in Netzee under the equity method, under which the operations of Netzee are recorded on a single line item in the statements of operations, "equity in loss of affiliate." Because InterCept provided unlimited funding to Netzee until completion of its initial public offering in November 1999, all of Netzee's losses prior to the completion of the offering are included in that line item rather than its relative percentage of those losses. Since Netzee completed its initial public offering, InterCept records only its relative percentage of Netzee's net losses. As of June 30, 2001, InterCept owned approximately 28% of Netzee's common stock.

     During 2000, Netzee issued common stock at a price in excess of its book value which resulted in an increase in InterCept's investment in Netzee. InterCept recognized gains in accordance with Staff Accounting Bulletin No. 51 related to the increase in its investment value of approximately $7.7 million. This gain is included in other income, net in the accompanying statement of operations.

2.   New Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is carrying value. The adoption of SFAS No. 142 will result in InterCept's discontinuation of amortization of its goodwill; however, InterCept will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on InterCept's future results of operations if an impairment occurs.

3.   Net Income Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method which is based on the average stock price for the period. The shares held in escrow to satisfy contingencies relates to the acquisition of SLM and Advanced Computer Enterprises, Inc. The contingently issuable shares subject to earn-out provisions relate to the SLM acquisition and represent shares earned and issuable as of the end of each period. The effects of anti-dilutive options have been excluded. All common stock equivalents were anti-dilutive for the periods ending June 30, 2000 and have been excluded from the computation of net loss per share.

     The following tables set forth a reconciliation of basic earnings per share to diluted earnings per share (in thousands, except earnings per share ("EPS") amounts):


                                                              Three Months Ended             Three Months Ended
                                                                 June 30, 2001                  June 30, 2000
                                                           -------------------------       ------------------------
                                                           Income    Shares    EPS         Income   Shares    EPS
                                                           -------   ------   ------       -------  ------   ------
Basic EPS                                                  $   367   13,894   $ 0.03      $(3,783)  13,160   $(0.29)

Stock Options                                                    -      829

Shares held in escrow to
  satisfy contingencies                                          -      276                                       -

Contingently issuable
 shares subject to earn-
 out provisions                                                  -       65
                                                           -------   ------   ------      -------   ------   ------
Diluted EPS                                                $   367   15,064   $ 0.02      $(3,783)  13,160   $(0.29)
                                                           =======   ======   ======      =======   ======   ======

                                                               Six Months Ended                Six Months Ended
                                                                June 30, 2001                    June 30, 2000
                                                           -------------------------       ------------------------
                                                           Income    Shares    EPS         Income   Shares    EPS
                                                           -------   ------   ------      -------   ------   ------
Basic EPS                                                  $(2,538)  13,835   $(0.18)     $(3,556)  12,457   $(0.29)
                                                           -------   ------   ------      -------   ------   ------
Diluted EPS                                                $(2,538)  13,835   $(0.18)     $(3,556)  12,457   $(0.29)
                                                           =======   ======   ======      =======   ======   ======

4.   Comprehensive Income

     Comprehensive income is the total of net income and all other unrealized losses on securities, net of tax.

     The following table sets forth the calculation of InterCept's comprehensive income for the periods indicated below (in thousands):


                                                                  Three Months Ended          Six Months Ended
                                                                       June 30,                    June 30,
                                                                  ------------------         ------------------
                                                                    2001      2000             2001      2000
                                                                  --------  --------         --------  --------
Net income (loss), as reported                                      $367     $(3,783)        $(2,538)   $(3,556)

Unrealized losses on securities,
  net of tax:                                                        (91)        (40)            (62)      (126)
                                                                    ----     -------         -------    -------
Comprehensive income (loss)                                         $276     $(3,823)        $(2,600)   $(3,682)
                                                                    ====     =======         =======    =======


5.   Acquisitions

     On January 4, 2001, InterCept acquired certain assets of the check item and back office processing division of SLMSoft.com Inc ("SLM"). Total consideration consisted of $40 million and up to 1,253,942 shares of InterCept common stock valued at approximately $28 million. Of the $40 million cash consideration, InterCept advanced $5 million to SLM in December 2000 and paid SLM $32.5 million on January 4, 2001. A total of $2.5 million is in escrow to satisfy unresolved contingencies existing at the closing date. Of the 1,253,942 shares of common stock, 609,682 were issued to SLM at closing and 258,388 shares will be kept in escrow for up to two years to satisfy unresolved contingencies existing at the closing date. The remaining 385,872 shares represent contingent consideration and will be recorded as purchase price consideration if and when the contingencies are resolved. The consideration for the assets InterCept purchased from SLM exceeded their net tangible asset value by approximately $58.2 million, which was allocated as follows:

        .  $31.7 million to goodwill amortized over a period of 20 years,

        . $1.5 million to product technology and amortized over a period of 10 years,

        . $24.5 million to customer relationships and amortized over a period of 20 years and

        .  $500,000 to workforce and amortized over a period of 4 years.

     InterCept has accounted for the acquisition as a purchase. InterCept has included the results of operations of the acquired business in its consolidated financial statements from the date of acquisition. During the second quarter of 2001, InterCept recorded a restructuring charge related to the acquisition of SLM of approximately $405,000. During the second quarter of 2001, InterCept announced plans to consolidate the operations of its two Houston, Texas data center facilities, one of which was acquired from SLM, into a new facility. The closing and relocating of both facilities was completed during the quarter. In connection with the closure of the Houston facility that was not acquired from SLM, InterCept recorded a restructuring charge of approximately $405,000 during the quarter ended June 30, 2001 which is included in selling, general, and administrative expenses in the accompanying statement of operations. The charge includes approximately $93,000 of severance related to several employees terminated during the quarter and approximately $312,000 of facility closure costs. The facility closure costs include moving expenses and other miscellaneous costs incurred after operations ceased in addition to the noncancelable operating lease obligation on the existing facility. All costs have been incurred as of June 30, 2001 with the exception of $275,000 related to the lease obligation which is included in accrued liabilities in the accompanying balance sheet. The amount represents the total remaining lease payments, less management's estimate of rental income that may be received by subleasing the facility during the remaining lease term.

     The following unaudited pro-forma consolidated financial information for the three-month and six-month period ended June 30, 2000 assumes the acquisition of SLM had occurred on January 1, 2000 (in thousands, except per share amounts):

                                                                3 months ended    6 months ended
                                                                June 30, 2000     June 30, 2000
                                                                --------------    --------------
     Revenues                                                       25,991            49,941
     Net income before income taxes and minority interest            1,635             7,848
     Net income attributable to common shareholders                 (5,216)           (7,190)
     Net income per common share (diluted)                         $ (0.38)          $ (0.55)

     The unaudited pro-forma consolidated financial information is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented or of future operations of the combined entities.

     In February 2001, InterCept acquired DPSC Software, Inc. from Netzee, Inc. for consideration which included approximately $14.1 million in cash, and the assumption of $2.4 million of DPSC's net liabilities. InterCept's purchase price exceeded the net tangible asset value of DPSC by approximately $15.7 million, which was allocated as follows:

        .  $9.0 million to goodwill and amortized over a period of 16 years,

        . $975,000 to product technology and amortized over a period of 10 years,

        . $5.1 million to customer contracts and amortized over a period of 16 years,

        .  $100,000 to workforce and amortized over a period of 4 years, and

        .  $500,000 to patents and trademarks being amortized over 20 years.

     InterCept accounted for this acquisition as a purchase.

     During 2001, InterCept completed several acquisitions for total consideration of $7.4 million, net, in cash. The consideration exceeded the net tangible asset values of these acquisitions by approximately $5.4 million, which was allocated to customer relationships and goodwill and is being amortized over a period of 20 years. InterCept accounted for these acquisitions as a purchase. The results of operations of the acquired assets are included in InterCept's consolidated financial statements from the date of acquisition.

     The purchase price allocations for these acquisitions are preliminary and will be completed during 2001.

     During the second quarter of 2001, InterCept paid approximately $333,000 in additional consideration related to a 2000 acquisition, the payment of which was contingent on future revenue growth. The agreement includes additional contingent consideration of approximately $333,000 and $834,000 that may be payable in 2002 and 2003, respectively, depending on future revenues. The additional payments will be recorded as purchase price consideration if and when they are earned. InterCept also paid the final payment of $275,000 related to a 2000 acquisition during the second quarter of 2001.


6.   Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations at June 30, 2001 and December 31, 2000 consisted of the following (in thousands):


                                                                              June 30,    December 31,
                                                                                2001         2000
                                                                              --------    ------------

$35.0 million line of credit with First Union National Bank, as amended, interest payable at the option of the Company at (i) prime less 0.25% or
(ii) LIBOR plus applicable margin as defined, payable in full on
June 30, 2002, guaranteed by substantially all assets of the Company           26,386         4,507

Equipment under capital lease expiring July 2001                                   16            45

Other                                                                               -             6
                                                                              -------        ------
                                                                               26,402         4,558
Less current maturities                                                           (16)          (45)
                                                                              -------        ------
                                                                              $26,386        $4,513
                                                                              =======        ======


     Pursuant to a letter of intent with First Union National Bank dated July 24, 2001, the Company will increase availability under the line of credit to $50 million and extend the maturity date to June 1, 2004. Thus, the entire balance outstanding under the line of credit has been classified as noncurrent as of June 30, 2001.


7.   Advances to SLM

     On May 31,2001, InterCept entered into a loan agreement with SLM under which InterCept loaned SLM $12 million subject to various terms and conditions. Borrowings under the loan agreement bear interest at an annual rate equal to the one-month LIBOR plus 2% and are secured by the shares of InterCept's common stock owned or potentially issuable to SLM. The loan matures on December 31, 2002 and requires mandatory prepayments from the proceeds of sales of InterCept's common stock by SLM until the loan is repaid in full. As of June 30, 2001, SLM owed InterCept approximately $12.1 million under the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We derive revenues primarily from the following sources:

 .  Service fees for:

       . core data processing and check imaging systems, support, maintenance and related services and software sales

       .  EFT processing services

 .  Data communications management

 .  Equipment and product sales, services and other:

       .  sales of banking related equipment and complementary products

       .  equipment maintenance and technical support services

       .  related products and services

     In our service bureau operations, we generate core data processing revenues from service and processing fees based primarily on the asset base of our financial institution customers, the number of transactions we process and the number of accounts we service. We recognize these revenues as we perform the services. We also generate revenues from the licensing of our core data processing systems. We recognize revenues for licensing these systems in accordance with Statement of Position 97-2 on "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. We recognize software license fees when we have signed a non-cancelable license agreement, shipped the product and satisfied significant obligations to the customer.

     We license Renaissance Imaging/R/ check imaging software on an in-house basis, and we generate revenues from up-front license fees and recurring annual maintenance fees charged for this system. We recognize revenues from the licensing of Renaissance Imaging in accordance with Statement of Position 97-2, as discussed above. We also provide check imaging in a service bureau environment under which we generate recurring revenues. On a service bureau basis, we generate revenues based on the volume of items processed. We recognize this revenue as we provide the service.

     We derive EFT revenues principally from processing ATM and debit card transactions. We receive a monthly base fee for providing our ATM processing services and an additional fee for each additional ATM serviced. Once the number of transactions by a financial institution exceeds established levels, typically between 2,000 and 3,000 transactions per month, we charge additional fees for these transactions. For debit card transactions, we generally receive a portion of the interchange fees generated by our financial institution customers, and we charge a monthly fee if our customers do not meet a specified minimum dollar amount of transactions for a particular month. Most charges under our EFT service agreements are due and paid monthly.

     We generate our data communications management service revenues principally from network management and from equipment configuration services and installation. We charge an installation fee and a regular monthly fee on an ongoing basis for providing telecommunications connectivity and network management.

     We recognize revenues from sales of equipment and complementary products at the time of shipment. We recognize maintenance and technical support service revenues as we provide the service.

     For the three and six months ended June 30, 2001, approximately 86% of our total revenues were recurring revenues. Recurring revenues result from regular monthly payments by our customers for ongoing services used in connection with their business. These revenues do not include conversion or deconversion fees, initial software license fees, installation fees, hardware sales or similar activities.

     Our ownership percentage in Netzee decreased to approximately 49% as of September 3, 1999 because of

Netzee's issuance of its common stock in connection with transactions that occurred on that date. As a result, we discontinued consolidating Netzee's results of operations with our results of operations. We account for our investment in Netzee under the equity method, which requires us to record Netzee's results of operations in a single line item in our statement of operations titled "equity in loss of affiliate." Because we provided unlimited funding to Netzee through the completion of its initial public offering in November 1999, all of Netzee's losses before the completion of the offering were included in that line item rather than our relative percentage of those losses. Since Netzee completed its initial public offering, we record only our relative percentage of Netzee's net losses. As of June 30, 2001, we owned approximately 28% of Netzee's outstanding common stock.

     In February 2000, we completed another public offering of common stock. Our proceeds from this offering, after deducting expenses related to the offering, were approximately $66.0 million. We used the proceeds of this offering to repay certain debt and fund our acquisitions completed in 2000 and 2001 and for working capital and other general corporate purposes.

     In August 2000, we completed the acquisition of Advanced Computer Enterprises, which we accounted for as a pooling of interests. Except for this acquisition, we have accounted for all of our acquisitions since our initial public offering as purchase transactions in our financial statements.

     On January 4, 2001, we acquired the U.S. core data processing, check imaging and item processing operations, as well as the BancLine software system, from SLM. We paid $40.0 million in cash and issued or agreed to issue up to approximately 1.25 million shares of our common stock in the transaction.

     Effective February 1, 2001, we acquired from Netzee the asset/liability and regulatory reporting software of DPSC for approximately $14.1 million in cash and the assumption of $2.4 million of DPSC's net liabilities. Netzee used approximately $8.4 million of the cash proceeds to reduce its line of credit with us.

     During 2001, we completed several acquisitions. We paid $7.4 million net cash in connection with these acquisitions.

     We base our expenses to a significant extent on our expectations of future revenues. Most of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our actual revenues are lower than we expect. To enhance our long-term competitive position, we may also make decisions regarding pricing, marketing, services and technology that could have an adverse near-term effect on our financial condition and operating results. In addition, our EFT revenues are based in large part on various interchange and transaction fees that Visa and MasterCard set. Any changes in these fees, whether as a result of a pending dispute or otherwise, could negatively impact our revenues.

     We believe, because of the foregoing factors and other risks discussed in our SEC filings, that quarter to quarter comparisons of our operating results are not a good indication of our future performance. Our operating results are likely to fall below the expectations of securities analysts or investors in some future quarter. In that event, the trading price of our common stock would likely decline, perhaps significantly.

Results of Operations

     The following table sets forth the percentage of revenues represented by certain line items in our condensed consolidated statements of operations for the periods indicated.

                                                             Three Months Ended      Six Months Ended
                                                                   June 30,               June 30,
                                                             ------------------      ----------------
                                                              2001        2000        2001      2000
                                                             ------      ------      ------    ------
Revenues                                                     100.0 %     100.0 %     100.0 %   100.0 %
Costs of services                                             39.4        39.5        40.8      39.1
Selling, general and administrative expenses                  34.7        38.9        34.2      39.3
Depreciation and amortization                                  9.5         6.2         9.4       6.2
                                                             -----       -----       -----     -----
Total operating expenses                                      83.6        84.6        84.4      84.6
                                                             -----       -----       -----     -----
Operating income                                              16.4        15.4        15.6      15.4
Other income, net                                              1.0         8.3         1.8      26.4
                                                             -----       -----       -----     -----
Income before provision for income taxes, equity in
  loss of affiliate and minority interest                     17.4        23.7        17.4      41.8
Provision for income taxes                                     7.0         9.8         7.0      16.6
Equity in loss of affiliate                                   (9.2)      (35.7)      (14.8)    (35.9)
Minority interest in income of consolidated subsidiary        (0.0)       (0.1)       (0.0)     (0.1)
                                                             -----       -----       -----     -----
Net income                                                     1.2 %     (21.9)%      (4.4)%   (10.8)%
                                                             =====       =====       =====     =====

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Revenues. Revenues increased 75.8% to $30.4 million for the three months ended June 30, 2001 from $17.3 million for the three months ended June 30, 2000. The $13.1 million increase was primarily attributable to (a) $13.4 million generated by an increase in service fee income, and (b) a $220,000 increase in data communications management income, offset by (c) a $490,000 decrease in hardware sales. The increases are attributable to both internal growth and acquisitions and not to any significant increases in prices.

     Costs of Services. Costs of services increased 75.7% to $12.0 million for the three months ended June 30, 2001 from $6.8 million for the three months ended June 30, 2000. The $5.2 million increase was primarily attributable to (a) $5.2 million related to service fee income and (b) $310,000 related to data communications management, offset by (c) $370,000 decrease in hardware sales. The increases are attributable to both internal growth and acquisitions. Gross margins remained constant at 60.6% for the three months ended June 30, 2001, compared to 60.5% for the three months ended June 30, 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 56.8% to $10.5 million for the three months ended June 30, 2001 from $6.7 million for the three months ended June 30, 2000. The $3.8 million increase was primarily due to personnel added from acquisitions, additional personnel to support our growth and acquisitions and other miscellaneous expenses. As a result of the acquisitions of SLM and C-TEQ, selling, general and administrative expenses as a percentage of revenues decreased to 34.7% for the three months ended June 30, 2001, from 38.9% for the three months ended June 30, 2000. During the second quarter of 2001, we announced plans to consolidate the operations of our two Houston, Texas data center facilities, one of which was acquired from SLM, into a new facility. The closing and relocating of both facilities was completed during the quarter. In connection with the closure of the Houston facility that was not acquired from SLM, we recorded a restructuring charge of approximately $405,000 during the quarter ended June 30, 2001, which is included in selling, general, and administrative expenses in the accompanying statement of operations. The charge includes approximately $93,000 of severance related to several employees terminated during the quarter and approximately $312,000 of facility closure costs. The facility closure costs include moving expenses and other miscellaneous costs incurred after operations ceased in addition to the noncancelable operating lease obligation on the existing facility. All costs have been incurred as of June 30, 2001 with the exception of $275,000 related to the lease obligation which is included in accrued liabilities in the accompanying balance sheet. The amount represents the total remaining lease payments, less our estimate of rental income that we may receive by subleasing the facility during the remaining lease term.

     Depreciation and Amortization. Depreciation and amortization increased 167.7% to $2.9 million for the three months ended June 30, 2001 from $1.1 million for the three months ended June 30, 2000. The $1.8 million increase was primarily attributable to additional property, plant and equipment and additional amortization from acquisitions.

     Other Income, Net. Other income, net decreased to $314,000 for the three months ended June 30, 2001 from $1.4 million for the three months ended June 30, 2000. The $1.4 million decrease was primarily due to a decrease in interest income and an increase in interest expense which corresponds to the decrease in short-term investments and increased borrowings.

     Provision for Income Taxes. Provision for income taxes increased to $2.1 million for the three months ended June 30, 2001 from $1.7 million for the three months ended June 30, 2000. The $400,000 increase was attributable to increased pre-tax profits.

     Equity in Loss of Affiliate. Equity in loss of affiliate decreased to $2.8 million for the three months ended June 30, 2001 from a loss of $6.2 million for the three months ended June 30, 2000. This amount is our share of Netzee's net loss.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Revenues. Revenues increased 73.7% to $57.4 million for the six months ended June 30, 2001 from $33.1 million for the six months ended June 30, 2000. The $24.4 million increase was primarily attributable to (a) $25.3 million generated by an increase in service fee income and (b) $650,000 generated by an increase in data communications management income, offset by (c) a $1.6 million decrease in hardware sales. These increases are attributable to both internal growth and acquisitions and not to any significant increases in prices.

     Costs of Services. Costs of services increased 81.3% to $23.4 million for the six months ended June 30, 2001 from $12.9 million for the six months ended June 30, 2000. The $10.5 million increase was primarily attributable to (a) $10.8 million related to service fee income and (b) $770,000 related to data communications management offset by (c) a decrease of $1.1 million in hardware sales. Gross margins decreased to 59.2% for the six months ended June 30, 2001, from 60.9% for the six months ended June 30, 2000 due to our acquisitions during 2001 of SLM and C-TEQ, which had lower margins than we did prior to these acquisitions.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 51.0% to $19.6 million for the six months ended June 30, 2001 from $12.0 million for the six months ended June 30, 2000. The $7.6 million increase was primarily due to additional personnel to support our growth and acquisitions and other miscellaneous expenses. As a result of the acquisitions of SLM and C-TEQ, selling, general and administrative expenses as a percentage of revenues decreased to 34.2% for the six months ended June 30, 2001, from 39.3% for the six months ended June 30, 2000. During the second quarter of 2001, we announced plans to consolidate the operations of our two Houston, Texas data center facilities, one of which was acquired from SLM, into a new facility. The closing and relocating of both facilities was completed during the quarter. In connection with the closure of the Houston facility that was not acquired from SLM, we recorded a restructuring charge of approximately $405,000 during the quarter ended June 30, 2001 which is included in selling, general, and administrative expenses in the accompanying statement of operations. The charge includes approximately $93,000 of severance related to several employees terminated during the quarter and approximately $312,000 of facility closure costs. The facility closure costs include moving expenses and other miscellaneous costs incurred after operations ceased in addition to the noncancelable operating lease obligation on the existing facility. All costs have been incurred as of June 30, 2001 with the exception of $275,000 related to the lease obligation which is included in accrued liabilities in the accompanying balance sheet. The amount represents the total remaining lease payments, less our estimate of rental income that we may receive by subleasing the facility during the remaining lease term.

     Depreciation and Amortization. Depreciation and amortization increased 164.7% to $5.4 million for the six months ended June 30, 2001 from $2.0 million for the six months ended June 30, 2000. The $3.4 million increase was primarily attributable to additional property, plant and equipment and additional amortization from acquisitions.

     Other Income, Net. Other income, net decreased to $760,000 for the six months ended June 30, 2001 from $8.7 million for the six months ended June 30, 2000. The decrease was primarily due to decreases in the taxable component of the gain associated with the issuance of common stock of Netzee and to decreases in interest income.

     Provision for Income Taxes. Provision for income taxes decreased to $4.0 million for the six months ended June 30, 2001 from $5.5 million for the six months ended June 30, 2000. The decrease was attributable to a decrease in taxable gains associated with the issuance of common stock of Netzee offset by an increase associated with increased pre-tax profits.

     Equity in Loss of Affiliate. Equity in loss of affiliate was $8.5 million for the six months ended June 30, 2001 and $11.9 million for the six months ended June 30, 2000. This amount is our share of Netzee's net loss.


Liquidity and Capital Resources

     Since our incorporation, we have financed our operations and capital expenditures through cash from operations, borrowings from banks and sales of our common stock, including our initial public offering in June 1998, which resulted in net proceeds to us of $14.4 million, and our public offering in February 2000, which resulted in net proceeds to us of $66.0 million. In July 2001, we filed a registration statement on Form S-3 with the SEC covering the offering of 4.0 million shares of our common stock, including 3.1 million shares to be offered by us and 900,000 shares by some of our shareholders. We estimate the sale of shares by us will result in approximately $93.0 million in net proceeds if the offering is completed.

     Cash and cash equivalents were $4.1 million at June 30, 2001 and $8.1 million at December 31, 2000. Short term investments with a maturity of one year or less were $8,000. Net cash provided by operating activities was $8.9 million for the six months ended June 30, 2001 compared to $1.6 million for the six months ended June 30, 2000. The increase in the net cash provided by operating activities was primarily attributable to an increase in net income.

     Net cash used in investing activities was $36.0 million for the six months ended June 30, 2001 compared to $56.5 million for the six months ended June 30, 2000. The decrease in net cash used in investing activities was primarily due to a decrease in our investments resulting from our acquisitions during 2001.

     Net cash provided by financing activities was $23.2 million for the six months ended June 30, 2001 compared to $56.6 million for the six months ended June 30, 2000. The decrease in net cash provided by financing activities was primarily due to the first quarter 2000 net proceeds from our public stock offering.

     During 1998, we entered into a credit facility with First Union National Bank. Under this facility, as amended during the third quarter of 1999, we may borrow up to $35.0 million for working capital and to fund acquisitions and related expenses. The First Union credit facility contains provisions which require us to maintain certain financial ratios and minimum net worth amounts and which restrict our ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay dividends. The First Union credit facility matures on June 30, 2002. Interest is payable monthly and outstanding principal amounts accrue interest, at our option, at an annual rate equal to either (a) a floating rate equal to the lender's prime rate minus .25%, or (b) a fixed rate based upon the 30-day LIBOR rate plus applicable margins. On June 30, 2001, the interest rate under this facility was approximately 5.1125% per year, and approximately $26.4 million was outstanding under the facility. On July 24, 2001, we signed a letter of intent with First Union to increase availability under the line of credit to $50 million and to extend the maturity date to June 1, 2004.

     We provide to Netzee, jointly with John H. Harland Company, a $20.0 million revolving line of credit secured by substantially all of Netzee's assets. Of the total $20.0 million available to Netzee, we provide $15.0 million and Harland provides $5.0 million on a pro rata basis with us. In February 2001, we paid Netzee $14.1 million in cash and assumed $2.4 million of DPSC's net liabilities in exchange for regulatory reporting software and other assets formerly owned by Netzee's subsidiary, DPSC. Netzee used approximately $8.4 million of the cash proceeds to pay down its line of credit with us. Netzee has subsequently borrowed additional funds from us, and as of June 30, 2001, Netzee owed us a total of $8.7 million under this line of credit. We finance this line of credit with cash on hand and additional borrowings under our credit facility with First Union. Netzee may require additional funds to support its operations and to repay its borrowings from us. Netzee may seek to raise capital through public or private offerings of debt or equity, the sale of assets or from other sources. No assurance can be given that additional funds will be available on terms favorable to Netzee, if at all. Netzee's ability to continue as a going concern and to meet its obligations as they may come due may depend upon its ability to raise additional capital funds.

     We do not consolidate Netzee's results of operations with our results of operations. We now account for our investment in Netzee under the equity method, which requires us to record the results of operations of Netzee in a single line item in our statement of operations titled "Equity in loss of affiliate." Because we provided unlimited funding to Netzee until completion of its initial public offering in November 1999, all of Netzee's losses prior to the completion of the offering are included in that line item rather than our relative percentage of those losses. Since Netzee completed its initial public offering, we record only our relative percentage of Netzee's net losses. As of June 30, 2001, we owned approximately 28% of Netzee's outstanding common stock. Also, as of June 30, 2001, the carrying value of our investment in Netzee was $9.7 million which exceeded the market value of $4.0 million as of that date. We believe that this reduction in value is temporary. We believe that this reduction in value is temporary. However, we may in the future conclude that this reduction is other than temporary, such as if Netzee becomes unable to continue as a going concern. In that event we would have to write down the carrying values of our investment in and our advances to Netzee. In addition, Netzee has a history of losses and may never become profitable. We will continue to account for our investment in Netzee under the equity method, which will result in additional losses on our investment in and advances to Netzee until Netzee becomes profitable. The impact of Netzee's results of operations on our financial condition, including our shareholders' equity, is uncertain, and we may not benefit from our ownership in Netzee.

     On May 31, 2001, we entered into a loan agreement with SLM, the owner of approximately 6% of our common stock, under which we loaned SLM $12.0 million subject to various terms and conditions. Borrowings under the loan agreement bear interest at an annual rate equal to the one-month LIBOR plus 2% and are secured by up to approximately 1.25 million shares of our common stock now held or that may be earned by SLM. The loan matures on December 31, 2002 and requires mandatory prepayments from the proceeds of sales of our common stock by SLM until the loan is repaid in full. As of June 30, 2001, SLM owed us approximately $12.1 million under this loan agreement. SLM will repay the loan in full by using the proceeds of its sale of our common stock in the pending offering described above.

     We funded the cash portion of the purchase price of our acquisitions through the use of cash on hand and borrowings under our line of credit with First Union.

     While there can be no assurance, we believe that funds currently on hand, funds to be provided by operations and funds available for working capital purposes under the First Union credit facility, will be sufficient to meet our anticipated capital expenditures and liquidity requirements for at least the next 12 months. We intend to grow, in part, through strategic acquisitions and expect to make additional expenditures to negotiate and consummate acquisition transactions and integrate the acquired companies. No assurance can be made with respect to the actual timing and amount of the expenditures and acquisitions. In addition, no assurance can be given that we will complete any acquisitions on terms favorable to us, if at all, or that additional sources of financing will not be required.

Recent Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is carrying value. The adoption of SFAS No. 142 will result in our discontinuation of amortization of our goodwill; however, we will be required to test our goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on our future results of operations if an impairment occurs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates. Borrowings under the First Union credit facility accrue interest at a fluctuating rate based either upon the lender's prime rate or LIBOR. As of June 30, 2001, we had $26.4 million outstanding under this facility, and, therefore we face risks of interest rate fluctuations. Changes in interest rates which dramatically increase the interest rate on the credit facility would make it more costly for us to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     We are not a party to, nor is any of our property subject to, any material legal proceedings, other than routine litigation incidental to our business.

Item 2.   Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     On January 4, 2001, we acquired certain assets of SLMsoft.com, Inc. In addition to cash and shares issued at closing, we also agreed to issue up to 385,872 shares as contingent consideration, to be issued if and when the contingencies are resolved. SLM has satisfied certain contingencies and now owns an additional 32,488 shares of our common stock. Approximately 353,384 shares remain available for issuance if SLM satisfies the remaining contingencies.

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


Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     On May 15, 2001, we held our annual meeting of shareholders. The results of the proposals submitted for vote at this meeting were as follows:

1. Election of two Directors (there were no abstentions or broker non-votes in connection with the election of directors).

                                                For       Withheld

                        John W. Collins      9,639,077      4,295
                        Donny R. Jackson     9,639,077      4,295

2. Ratification of Arthur Andersen LLP as our independent public accountants for the year ended December 31, 2001 (there were no broker non-votes in connection with the ratification of Arthur Andersen LLP).

                        For                          9,586,637
                        Against                         55,185
                        Abstain                          1,550

3. Approval of The InterCept Group, Inc. 2001 Employee Stock Purchase Plan (there were no broker non-votes in connection with the approval of the
    Plan).
                            For                          9,309,972
                        Against                        332,080
                        Abstain                          1,320

Item 5.   Other Information

     The registrant hereby amends its report on Form 8-K filed on January 19, 2001, as amended on March 20, 2001, by deleting the text under Item 7 and replacing it with the following text:

     (a) Financial Statements of Business Acquired. Included as Exhibit 99.1 hereto and incorporated herein by reference.

     (b) Pro Forma Financial Information. Included as Exhibit 99.2 hereto and incorporated herein by reference.


Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits required by Item 601 of Regulation S-K.

 Exhibit
    No.    Description
 -------   -----------
   10.1 Loan Agreement between The InterCept Group, Inc. and SLMsoft.com, Inc. dated May 31, 2001.*

   10.2 Secured Promissory Note by and between InterCept and SLMsoft.com, Inc. dated May 31, 2001.*

   10.3 Pledge Agreement by and between InterCept and SLMsoft.com, Inc. dated May 31, 2001*

   10.4 Amendment No. 1 to Registration Rights Agreement between InterCept and SLMsoft.com, Inc. dated May 31, 2001.*

   99.1    Financial Statements of SLMsoft.com, Inc.

   99.2    Pro Forma Financial Statements of SLMsoft.com, Inc.

* Incorporated by reference to Exhibits 99.1 through 99.4, respectively, in the registrant's Current Report on Form 8-K dated May 31, 2001 and filed with the SEC on July 2, 2001.

     (b) Reports on Form 8-K filed during the three months ended June 30, 2001.

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE INTERCEPT GROUP, INC.


July 25, 2001                          /s/ John W. Collins
-------------                          ---------------------------
Date                                   John W. Collins
                                       Chairman of the Board, Chief Executive
                                       Officer and President (principal
                                       executive officer)


July 25, 2001                          /s/ Scott R. Meyerhoff
-------------                          ---------------------------
Date                                   Scott R. Meyerhoff
                                       Senior Vice President, Chief Financial
                                       Officer and Secretary (principal
                                       financial and accounting officer)