Form 10-Q
period 2001-09-30
INTERCEPT GROUP INC
filed 2001-11-13
CIK 1054930

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       Or

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______, 19___.


                        Commission file number : 01-14213



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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                          ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                       Outstanding at November 2, 2001

           Common Stock, no par value                     18,007,559

================================================================================

                            THE INTERCEPT GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                                   PAGE
                                                                                   ----
   PART I         FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2001 and December 31, 2000

                  Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2001 and 2000

                  Condensed Consolidated Statements of Cash Flows for the Nine
                  Months ended September 30, 2001 and 2000

                  Notes to Condensed Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk

   PART II        OTHER INFORMATION

      Item 1.     Legal Proceedings

      Item 2.     Changes in Securities and Use of Proceeds

      Item 3.     Defaults Upon Senior Securities

      Item 4.     Submission of Matters to a Vote of Security Holders

      Item 5.     Other Information

      Item 6.     Exhibits and Reports on Form 8-K

   SIGNATURES

   EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

                                                                                    September 30,         December 31,
                                                                                       2001                  2000
                                                                                   --------------        -------------
                                                                                    (Unaudited)
ASSETS
Current assets:

    Cash and cash equivalents                                                      $       47,490         $      8,061
    Short term investments                                                                 49,768               37,484
    Accounts receivable, less allowance for doubtful accounts of $697
          and $641 at September 30, 2001 and December 31, 2000, respectively               23,357                9,960
    Advances to SLM                                                                             0                5,000
    Deferred tax assets                                                                     3,776                1,666
    Inventory, prepaid expenses and other                                                   6,358                3,023
                                                                                   ------------------------------------
          Total current assets                                                            130,749               65,194

Property and equipment, net                                                                24,731               16,883
Intangible assets, net                                                                    101,443               24,786
Advances to affiliate                                                                       9,950               15,000
Investment in affiliate                                                                     3,549               17,729
Other noncurrent assets                                                                     2,617                2,534
                                                                                   ------------------------------------
          Total assets                                                             $      273,039         $    142,126
                                                                                   ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of notes payable                                            $            -         $         45
    Accounts payable and accrued liabilities                                                5,282                3,188
    Deferred revenue                                                                       10,960                5,054
                                                                                   --------------         -------------
          Total current liabilities                                                        16,242                8,287

Notes payable, less current portion                                                             6                4,513
Deferred revenue                                                                              463                  453
Deferred tax liability                                                                     27,649               26,279
                                                                                   --------------         -------------
           Total liabilities                                                               44,360               39,532

Minority interest in consolidated subsidiary                                                  216                  202



Shareholders' equity:
    Preferred stock, no par value;  1,000,000 shares authorized;  no shares
        issued or outstanding                                                                   -                    -
    Common stock, no par value;  50,000,000 shares authorized;
         17,728,338 and 13,197,139 shares issued and outstanding
        at September 30, 2001 and December 31, 2000, respectively                         240,193              109,340
    Retained earnings                                                                     (11,671)              (6,951)
    Accumulated other comprehensive (loss) income                                             (59)                   3
                                                                                   ------------------------------------
          Total shareholders' equity                                                      228,463              102,392
                                                                                   ------------------------------------
          Total liabilities and shareholders' equity                               $      273,039         $    142,126
                                                                                   ====================================

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30,                      September 30,
                                                                   ----------------------------       ----------------------------
                                                                      2001             2000               2001          2000
                                                                   ----------------------------       ----------------------------
                                                                   (unaudited)      (unaudited)        (unaudited)   (unaudited)
Revenues:
    Service fee income                                             $   29,654          $ 14,310       $   80,482      $     39,831
    Data communications management income                               2,016             1,506            5,582             4,424
    Equipment and product sales, services and other                     3,158             2,012            6,191             6,637
                                                                   ----------          --------       ----------      ------------
          Total revenues                                               34,828            17,828           92,255            50,892

Costs of services:
    Costs of service fee income                                        10,999             4,236           29,314            11,713
    Costs of data communications management income                      1,538             1,137            4,334             3,165
    Costs of equipment and product sales, services and other            2,345             1,528            4,679             4,954

Selling, general and administrative expenses                           10,936             6,884           30,538            19,864
Depreciation and amortization                                           2,981             1,205            8,375             3,243
                                                                   ----------          --------       ----------      ------------
          Total operating expenses                                     28,799            14,990           77,240            42,939

Operating income                                                        6,029             2,838           15,015             7,953
Other income, net                                                         604             1,777            1,646            10,499
                                                                   ----------          --------       ----------      ------------
Income before provision for income taxes, equity in loss of
affiliate and minority interest                                         6,633             4,615           16,661            18,452
Provision for income taxes                                              2,575             1,851            6,610             7,345
Equity in loss of affiliate                                            (6,235)           (6,023)         (14,756)          (17,890)
Minority interest                                                          (4)               15              (14)              (18)
                                                                   ----------          --------       ----------      ------------

Net loss attributable to common shareholders                       $   (2,181)         $ (3,244)      $   (4,719)     $     (6,801)
                                                                   ==========          ========       ==========      ============
Net loss per common share:
Basic                                                              $    (0.14)         $  (0.25)      $    (0.33)     $      (0.54)
                                                                   ==========          ========       ==========      ============
Diluted                                                            $    (0.14)         $  (0.25)      $    (0.33)     $      (0.54)
                                                                   ==========          ========       ==========      ============
Weighted average shares outstanding:
Basic                                                                  15,711            13,173           14,467            12,697
Diluted                                                                15,711            13,173           14,467            12,697

The accompanying notes are an integral part of these condensed consolidated statements of operations.

The InterCept Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(in thousands)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                 --------------------------------
                                                                                     2001                2000
                                                                                 --------------------------------
                                                                                   (unaudited)         (unaudited)
Cash flows from operating activities:
Net loss                                                                          $    (4,719)        $    (6,801)
    Adjustments to reconcile net loss to net cash provided by
    operating activities:
        Depreciation and amortization                                                   8,375               3,232
        Loan cost amortization                                                             46                  11
        Minority interest                                                                  14                  18
        Deferred income tax provision                                                     692               2,727
        Gain on sale of property and equipment                                              -                  (6)
        Gain due to stock issuances of subsidiary                                        (576)             (7,712)
        Equity in net loss of affiliate                                                14,756              17,890
       Income tax benefit related to exercise of stock options                          1,320                 498
    Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable, net                                                      (10,779)             (1,437)
        Inventory, prepaid expenses, and other                                            489              (2,070)
        Other assets                                                                     (132)               (374)
        Accounts payable and accrued expenses                                            (722)             (4,446)
        Deferred revenue                                                                2,066                (404)
                                                                                  -----------         -----------
             Net cash provided by operating activities                                 10,830               1,126
                                                                                  -----------         -----------

Cash flows from investing activities:
       Acquisitions, net of cash acquired                                             (62,628)             (4,875)
       Decrease in note receivable                                                          -                  11
       Purchase of investments, net                                                   (12,356)            (41,920)
       Repayments from (advances to) affiliate, net                                      5,053              (4,043)
       Purchases of property and equipment, net                                        (5,863)             (5,256)
       Proceeds received from property disposals                                           52                   -
       Increases in capitalized software                                               (1,217)               (647)
                                                                                  -----------         -----------
             Net cash used in investing activities                                    (76,959)            (56,730)
                                                                                  -----------         -----------

Cash flows from financing activities:
       Proceeds from line of credit                                                    21,895              13,000
       Retirement of common stock                                                           -                 (32)
       Payments on notes payable and line of credit                                   (26,447)            (24,250)
       Proceeds from issuance of common stock, net of related issuance costs          107,899              65,680
       Proceeds from employee stock purchase plan                                          86                   -
       Payment of shareholder note                                                        221                   -
       Proceeds from exercise of stock options                                          1,904                 298
                                                                                  -----------         -----------
             Net cash provided by financing activities                                105,558              54,696

Net increase (decrease) in cash and cash equivalents                                   39,429                (908)
Cash and cash equivalents at beginning of the period                                    8,061               2,145
                                                                                  -----------         -----------
Cash and cash equivalents at end of the period                                    $    47,490         $     1,237
                                                                                  ===========         ===========

Supplemental disclosures of cash flow information:
       Cash paid for interest                                                     $       276         $       113
                                                                                  ===========         ===========
       Cash paid for income taxes                                                 $     6,395         $     6,130
                                                                                  ===========         ===========

          The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

                            THE INTERCEPT GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation
     The InterCept Group, Inc. (the "Company" or "InterCept") is a leading provider of banking technology products and services for community financial institutions. InterCept's comprehensive suite of products and services allows InterCept to act as a single-source provider for the technology and operating needs of community financial institutions. InterCept's range of products and services includes core data processing, check processing and imaging, electronic funds transfer (EFT), data communications management and related products and services. These products and services work together to help community financial institutions manage back-office and customer interaction activities, create operating efficiencies and provide better customer service, which enables them to compete more effectively with larger financial institutions. Most of InterCept's customers outsource their processing activities to the Company's data centers located across the United States, while others install the Company's systems in-house and perform the processing functions themselves.

     The consolidated financial statements include, as of September 30, 2001, InterCept's accounts and the accounts of its following wholly-owned subsidiaries:

           InterCept Communications Technologies, Inc.
           SBS Data Services, Inc.
           DPSC Acquisition Corp.
           C-TEQ, Inc.
           ICPT Acquisition I, LLC
           InterCept Services, LLC
           InterCept TX I, LLC
           InterCept Supply, L.P.
           InterCept Output Solutions, L.P.

     In addition, InterCept consolidates in its consolidated financial statements the results of ProImage, Inc., a Georgia corporation. InterCept controls ProImage and as of September 30, 2001 owned 67% of its outstanding common stock. InterCept maintains all day-to-day operations of ProImage and has provided and intends to continue to provide complete financial support for ProImage due to legal limitations on the other shareholder's ability to fund losses. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest in consolidated subsidiary represents the minority shareholder's proportionate share of the equity and earnings of ProImage.

     In the third quarter of 1999, Direct Access Interactive, Inc., one of InterCept's then wholly-owned subsidiaries, issued shares of its common stock in connection with several acquisitions. InterCept then merged Direct Access into Netzee, Inc., a wholly-owned subsidiary that InterCept had recently formed. On September 3, 1999, Netzee issued additional shares of common stock, and as a result of that issuance, InterCept's ownership percentage in Netzee decreased to approximately 49%. Since September 3, 1999, InterCept has accounted for its investment in Netzee under the equity method, under which the operations of Netzee are recorded on a single line item in the statements of operations, "equity in loss of affiliate." Because InterCept provided unlimited funding to Netzee until completion of its initial public offering in November 1999, all of Netzee's losses prior to the completion of the offering are included in that line item rather than its relative percentage of those losses. Since Netzee completed its initial public offering, InterCept records only its relative percentage of Netzee's net losses. As of September 30, 2001, InterCept owned approximately 28% of Netzee's common stock.

     During 2000, Netzee issued common stock at a price in excess of its book value which resulted in an increase in InterCept's investment in Netzee. InterCept recognized gains in accordance with Staff Accounting Bulletin No. 51 related to the increase in its investment value of approximately $7.7 million. This gain is included in other income, net in the accompanying statement of operations.

2.   New Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and other indefinite life intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is carrying value. The adoption of SFAS No. 142 will result in InterCept's discontinuation of amortization of its goodwill; however , InterCept will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on InterCept's future results of operations if an impairment occurs.

     In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations." The statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for InterCept's 2003 fiscal year and is not expected to have a material effect on InterCept's financial position or results of operations.

     In August 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model for the impairment or disposal of long-lived assets. The statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and supercedes accounting and reporting under APB Opinion No. 30 for the disposal of a segment of a business. The statement is effective for InterCept's 2002 fiscal year and is not expected to have a material effect on InterCept's financial position or results of operations.

3.   Net Income Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method which is based on the average stock price for the period. Common stock equivalents were anti-dilutive for all periods presented and have been excluded from the computation of net loss per share. Thus basic and diluted earnings per share are equal for all periods presented.

4.   Comprehensive Loss

     Comprehensive loss is the total of net loss and all other unrealized losses on securities, net of tax.

     The following table sets forth the calculation of InterCept's comprehensive loss for the periods indicated below (in thousands):

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                 September 30,
                                            -------------------------    ------------------------
                                               2001            2000          2001         2000
                                            -------------------------    ------------------------
Net loss, as reported                        $ (2,181)      $ (3,244)      $ (4,719)    $ (6,801)

Unrealized loss on securities,
     net of tax:                                    -             (2)           (62)        (124)
                                            ---------      ---------      ---------    ---------

Comprehensive loss                           $ (2,181)      $ (3,246)      $ (4,781)    $ (6,925)
                                            =========      =========      =========    =========

5.   Acquisitions

     On January 4, 2001, InterCept acquired certain assets of the check item and back office processing division of SLMsoft.com, Inc. ("SLM"). Total consideration consisted of $40 million in cash and up to 1,253,942 shares of InterCept common stock valued at approximately $28 million. Of the $40 million cash consideration, InterCept advanced $5 million to SLM in December 2000 and paid SLM $32.5 million on January 4, 2001. A total of $2.5 million was placed in escrow to satisfy unresolved contingencies existing at the closing date and remains in escrow as of September 30, 2001. Of the 1,253,942 shares of common stock, 609,682 were issued to SLM at closing and 258,388 shares will be kept in escrow for up to two years to satisfy unresolved contingencies existing at the closing date. The remaining 385,872 shares represent contingent consideration and will be recorded as purchase price consideration if and when the contingencies are resolved. Through September 30, 2001, InterCept has issued an aggregate of 32,488 of those shares as a result of contingencies being resolved. The consideration for the assets InterCept purchased from SLM exceeded their net tangible asset value by approximately $58.2 million, which was allocated as follows:

          .    $31.7 million to goodwill amortized over a period of 20 years,

               . $1.5 million to product technology and amortized over a period of 10 years,

               . $24.5 million to customer relationships and amortized over a eriod of 20 years and

               .  $500,000 to workforce and amortized over a period of 4 years.

          InterCept has accounted for the acquisition as a purchase. InterCept has included the results of operations of the acquired business in its consolidated financial statements from the date of acquisition. During the second quarter of 2001, InterCept announced plans to consolidate the operations of its two Houston, Texas data center facilities, one of which was acquired from SLM, into a new facility. The closing and relocating of both facilities was completed during the second quarter. In connection with the consolidation of the facilities InterCept recorded a restructuring charge of approximately $405,000 during the quarter ended June 30, 2001 which is included in selling, general, and administrative expenses in the accompanying statement of operations. The charge includes approximately $93,000 of severance related to several employees terminated during the second quarter and approximately $312,000 of facility closure costs. The facility closure costs include moving expenses and other miscellaneous costs incurred after operations ceased in addition to the noncancelable operating lease obligation on the existing facility. All costs have been incurred as of September 30, 2001 with the exception of $250,000 related to the lease obligation, which is included in accrued liabilities in the accompanying balance sheet. The amount represents the total remaining lease payments, less management's estimate of rental income that may be received by subleasing the facility during the remaining lease term.

          The following unaudited pro-forma consolidated financial information for the three-month and nine-month periods ended September 30, 2000 assumes the acquisition of SLM had occurred on January 1, 2000 (in thousands, except per share amounts):



                                                                                     3 months ended          9 months ended
                                                                                   September 30, 2000      September 30, 2000
                                                                                   ------------------      ------------------
Revenues                                                                           $         26,122        $        76,063
Net income before income taxes, equity in loss of affiliate and minority interest             1,296                  9,144
Net loss attributable to common shareholders                                                 (5,230)               (12,420)
Net loss per common share (diluted)                                                $          (0.38)       $         (0.93)


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

          During 2001 through September 30, InterCept completed several other acquisitions for total consideration of $7.4 million, net, in cash. The consideration exceeded the net tangible asset values of these acquisitions by approximately $5.4 million, which was allocated to customer relationships and goodwill and is being amortized over a period of 20 years. InterCept accounted for these acquisitions as purchases. The results of operations of the acquired assets are included in InterCept's consolidated financial statements from the date of acquisition.

     The purchase price allocations for these acquisitions are preliminary and will be completed within one year of the acquisition.

     During the second quarter of 2001, InterCept paid approximately $333,000 in additional consideration related to a 2000 acquisition, the payment of which was contingent on future revenue growth. The agreement includes additional contingent consideration of approximately $333,000 that may be payable in 2002 and $834,000 that may be payable in 2003, depending on future revenues. The additional payments will be recorded as purchase price consideration if and when they are earned. During the second quarter of 2001, InterCept also paid the final payment of $275,000 related to a 2000 acquisition.

6.   Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations at September 30, 2001 and December 31, 2000 consisted of the following (in thousands):


                                                                                      September 30,     December 31,
                                                                                          2001             2000
                                                                                      ------------------------------

$ 35.0 million line of credit with First Union National Bank, as amended, interest payable at the option of the Company at (i) prime less 0.25% or (ii)
LIBOR plus applicable margin as defined, payable in full on
June 30, 2002, guaranteed by substantially all assets of the Company.                             -           4,507

Equipment under capital lease expiring July 2001.                                                 -              45

Other                                                                                             6               6
                                                                                      -----------------------------
                                                                                                  6           4,558
Less current maturities                                                                           -             (45)
                                                                                      -----------------------------
                                                                                       $          6      $    4,513
                                                                                      =============================

     Pursuant to a letter of intent with First Union National Bank dated July 24, 2001, the Company will increase availability under the line of credit to $50 million and extend the maturity date to June 1, 2004.

7.   Advances to SLM

     On May 31, 2001, InterCept entered into a loan agreement with SLM under which InterCept loaned SLM $12.0 million subject to various terms and conditions. Borrowings under the loan agreement bore interest at an annual rate equal to the one-month LIBOR plus 2% and were secured by the shares of InterCept's common stock owned or potentially issuable to SLM. On August 13, 2001 SLM repaid the note, including accrued interest, in full.

8.   Stock Offering

     In August and September 2001, InterCept completed a public offering of its common stock. Proceeds to InterCept from this offering including the over allotment option (after deducting expenses related to the offering) were approximately $108.5 million. Approximately $26.4 million of the proceeds of this offering were used to pay certain debt and the remainder will be used for working capital and other general corporate purposes, to fund future acquisitions and to fulfill our obligations under our $15.0 million revolving line of credit to Netzee.

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

               .  related products and services.

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

         We license Renaissance Imaging(TM) check imaging software on an in-house basis, and we generate revenues from up-front license fees and recurring annual maintenance fees charged for this system. We recognize revenues from the licensing of Renaissance Imaging in accordance with Statement of Position 97-2, as discussed above. We also provide check imaging in a service bureau environment under which we generate recurring revenues. On a service bureau basis, we generate revenues based on the volume of items processed. We recognize this revenue as we provide the service.

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

         For the three and nine months ended September 30, 2001, approximately 83% and 86%, respectively, of our total revenues were recurring revenues. Recurring revenues result from regular monthly payments by our customers for ongoing services used in connection with their business. These revenues do not include conversion or deconversion fees, initial software license fees, installation fees, hardware sales or similar activities.

         Our ownership percentage in Netzee decreased to approximately 49% as of September 3, 1999 because of

Netzee's issuance of its common stock in connection with transactions that occurred on that date. As a result, we discontinued consolidating Netzee's results of operations with our results of operations. We account for our investment in Netzee under the equity method, which requires us to record Netzee's results of operations in a single line item in our statement of operations titled "equity in loss of affiliate." Because we provided unlimited funding to Netzee through the completion of its initial public offering in November 1999, all of Netzee's losses before the completion of the offering were included in that line item rather than our relative percentage of those losses. Since Netzee completed its initial public offering, we record only our relative percentage of Netzee's net losses. As of September 30, 2001, we owned approximately 28% of Netzee's outstanding common stock.

         In February 2000, we completed a public offering of common stock. Our proceeds from this offering, after deducting expenses related to the offering, were approximately $66.0 million. We used the proceeds of this offering to repay certain debt and fund our acquisitions completed in 2000 and 2001 and for working capital and other general corporate purposes.

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

         In August and September 2001, we completed another public offering of common stock. We sold 3,100,000 shares in August for net proceeds of $90.9 million, and we sold 600,000 additional shares in September for net proceeds of $17.6 million when the underwriters exercised their over-allotment option in full. We used approximately $26.4 million to repay in full the outstanding balance on our First Union revolving credit facility. We expect to use the remaining proceeds for working capital purposes, to fulfill our obligations under our $15.0 million revolving line of credit to Netzee, and to fund future acquisitions.

         During 2001 through September 30, we completed several other acquisitions. We paid $7.4 million net cash in connection with these acquisitions.

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

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
                                                               ----------------------------   --------------------------
                                                                   2001             2000          2001            2000
                                                               ----------------------------   --------------------------
Revenues                                                            100.0%           100.0%       100.0%          100.0%
Costs of services                                                    42.7             38.7         41.5            39.0
Selling, general, and administrative expenses                        31.4             38.6         33.1            39.0
Depreciation and amortization                                         8.6              6.8          9.1             6.4
                                                               ----------        ---------    ---------      ----------
Total operating expenses                                             82.7             84.1         83.7            84.4
                                                               ----------        ---------    ---------      ----------

Operating income                                                     17.3             15.9         16.3            15.6
Other income, net                                                     1.7             10.0          1.8            20.6
                                                               ----------        ---------    ---------      ----------

Income before provision for income taxes, equity in
        loss of affiliate and minority interest                      19.0             25.9         18.1            36.2
Provision for income taxes                                            7.4             10.4          7.2            14.4
Equity in loss of affiliate                                         (17.9)           (33.8)       (16.0)          (35.2)
Minority interest                                                     0.0              0.0          0.0             0.0
                                                               ----------        ---------    ---------      ----------

Net loss                                                             (6.3)%          (18.3)%       (5.1)%         (13.4)%
                                                               ==========        =========    =========      ==========


Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         Revenues. Revenues increased 95.4% to $34.8 million for the three months ended September 30, 2001 from $17.8 million for the three months ended September 30, 2000. The $17.0 million increase was comprised of (a) a $15.3 million increase in service fee income, (b) a $510,000 increase in data communications management income, and (c) a $1.2 million increase in hardware sales. The increases are attributable to both internal growth and acquisitions and not to any significant increases in prices.

         Costs of Services. Costs of services increased 115.6% to $14.9 million for the three months ended September 30, 2001 from $6.9 million for the three months ended September 30, 2000. The $8.0 million increase was comprised of (a) $6.8 million related to service fee income, (b) $401,000 related to data communications management, and (c) a $817,000 increase in hardware sales. The increases are attributable to both internal growth and acquisitions. Gross margins decreased to 57.2% for the three months ended September 30, 2001 from 61.3% for the three months ended September 30, 2000. This decrease was primarily a result of increased equipment sales.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 58.9% to $10.9 million for the three months ended September 30, 2001 from $6.9 million for the three months ended September 30, 2000. The $4.1 million increase was primarily due to personnel added from acquisitions, additional personnel to support our growth and other miscellaneous expenses. As a result of the acquisitions of SLM and C-TEQ and improved operating efficiencies, selling, general and administrative expenses as a percentage of revenues decreased to 31.5% for the three months ended September 30, 2001, from 38.6% for the three months ended September 30, 2000.

         Depreciation and Amortization. Depreciation and amortization increased 147.4% to $3.0 million for the three months ended September 30, 2001 from $1.2 million for the three months ended September 30, 2000. The $1.8 million increase was primarily attributable to additional property, plant and equipment and additional amortization from acquisitions.

         Other Income, Net. Other income, net decreased to $604,000 for the three months ended September 30, 2001 from $1.8 million for the three months ended September 30, 2000. The $1.2 million decrease was primarily due to a decrease in interest income. The three months ended September 2000 included interest income on most of the proceeds from our February 2000 stock offering, while the proceeds from the August and September 2001 offering were not invested for the full quarter.

         Provision for Income Taxes. Provision for income taxes increased to $2.6 million for the three months ended September 30, 2001 from $1.9 million for the three months ended September 30, 2000. The $760,000 increase was attributable to increased pre-tax profits.

         Equity in Loss of Affiliate. Equity in loss of affiliate increased to a loss of $6.2 million for the three months ended September 30, 2001 from a loss of $6.0 million for the three months ended September 30, 2000. This amount represents our share of Netzee's net loss.

         Minority Interest. Minority interest increased to $4,000 for the three months ended September 30, 2001 from a loss of $15,000 for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

         Revenues. Revenues increased 81.3% to $92.3 million for the nine months ended September 30, 2001 from $50.9 million for the nine months ended September 30, 2000. The $41.4 million increase was primarily attributable to (a) a $40.7 million increase in service fee income and (b) $1.2 million generated by an increase in data communications management income, offset by (c) a $446,000 million decrease in hardware sales. These increases are attributable to both internal growth and acquisitions and not to any significant increases in prices.

         Costs of Services. Costs of services increased 93.3% to $38.3 million for the nine months ended September 30, 2001 from $19.8 million for the nine months ended September 30, 2000. The $18.5 million increase was comprised of (a) $17.6 million related to service fee income and (b) $1.2 million related to data communications management, offset by (c) a decrease of $275,000 in hardware sales. Gross margins decreased to 58.5% for the nine months ended September 30, 2001 from 61.0% for the nine months ended September 30, 2000. This decrease is primarily a result of increased equipment sales.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 53.8% to $30.5 million for the nine months ended September 30, 2001 from $19.9 million for the nine months ended September 30, 2000. The $10.7 million increase was primarily due to additional personnel to support our growth and acquisitions and other miscellaneous expenses. As a result of the acquisitions of SLM and C-TEQ and improved operating efficiencies, selling, general and administrative expenses as a percentage of revenues decreased to 33.1% for the nine months ended September 30, 2001, from 39.0% for the nine months ended September 30, 2000. During the second quarter of 2001, we announced plans to consolidate the operations of our two Houston, Texas data center facilities, one of which was acquired from SLM, into a new facility. The closing and relocating of both facilities was completed during the second quarter. In connection with the closure of the existing Houston facility, we recorded a restructuring charge of approximately $405,000 during the quarter ended June 30, 2001 which is included in selling, general, and administrative expenses in the accompanying statement of operations. The charge includes approximately $93,000 of severance related to several employees terminated during the second quarter and approximately $312,000 of facility closure costs. The facility closure costs include employee costs and other exit costs incurred after operations ceased, in addition to the noncancelable operating lease obligation on the existing facility. All costs have been incurred as of September 30, 2001 with the exception of $250,000 related to the lease obligation, which is included in accrued liabilities in the accompanying balance sheet. The amount represents our best estimate of the remaining obligation, less potential rental income to be received by subleasing the facility during the remaining lease term.

         Depreciation and Amortization. Depreciation and amortization increased 158.2% to $8.4 million for the nine months ended September 30, 2001 from $3.2 million for the nine months ended September 30, 2000. The $5.1 million increase was primarily attributable to additional property, plant and equipment and additional amortization from acquisitions.

         Other Income, Net. Other income, net decreased to $1.6 million for the nine months ended September 30, 2001 from $10.5 million for the nine months ended September 30, 2000. The decrease was primarily due to decreases in the taxable component of the gain associated with the issuance of common stock by Netzee and to decreases in interest income.

         Provision for Income Taxes. Provision for income taxes decreased to $6.6 million for the nine months ended September 30, 2001 from $7.3 million for the nine months ended September 30, 2000. The decrease was attributable to a decrease in taxable gains associated with the issuance of common stock by Netzee offset by an increase in pre-tax profits.

         Equity in Loss of Affiliate. Equity in loss of affiliate was $14.8 million for the nine months ended September 30, 2001 and $17.9 million for the nine months ended September 30, 2000. This amount represents our share of Netzee's net loss.

         Minority Interest. Minority interest decreased to $14,000 for the nine months ended September 30, 2001 from $18,000 for the nine months ended September 30, 2000.

Liquidity and Capital Resources

         Since our incorporation, we have financed our operations and capital expenditures through cash from operations, borrowings from banks and sales of our common stock, including our initial public offering in June 1998, which resulted in net proceeds to us of $14.4 million, our public offering in February 2000, which resulted in net proceeds to us of $66.0 million, and our public offering in August and September 2001, which resulted in net proceeds to us of $108.5 million.

         Cash and cash equivalents were $47.5 million at September 30, 2001 and $8.1 million at December 31, 2000. Short term investments with a maturity of one year or less were $49.8 million at September 30, 2001. Net cash provided by operating activities was $10.8 million for the nine months ended September 30, 2001 and was $1.1 million for the nine months ended September 30, 2000. The increase in the net cash provided by operating activities was primarily attributable to a reduction in the net loss, addbacks of depreciation and amortization partially offset by additional accounts receivable balances.

         Net cash used in investing activities was $77.0 million for the nine months ended September 30, 2001 and 56.7 million for the nine months ended September 30, 2000. The increase in net cash used in investing activities was primarily due to an increase in cash paid for acquisitions offset by decreases in our investments to fund those acquisitions.

         Net cash provided by financing activities was $105.6 million for the nine months ended September 30, 2001 and $54.7 million for the nine months ended September 30, 2000. The increase in net cash provided by financing activities was primarily due to the greater net proceeds from our public stock offering in the third quarter of 2001 compared to the net proceeds from our public stock offering in the first quarter of 2000.

         During 1998, we entered into a credit facility with First Union National Bank. Under this facility, as amended during the third quarter of 1999, we may borrow up to $35.0 million for working capital and to fund acquisitions and related expenses. The First Union credit facility contains provisions which require us to maintain certain financial ratios and minimum net worth amounts and which restrict our ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay dividends. The First Union credit facility matures on June 30, 2002. Interest is payable monthly and outstanding principal amounts accrue interest, at our option, at an annual rate equal to either (a) a floating rate equal to the lender's prime rate minus .25%, or (b) a fixed rate based upon the 30-day LIBOR rate plus applicable margins. On September 30, 2001, the interest rate under this facility was approximately 3.88% and no amount was outstanding under the facility. On July 24, 2001 we signed a letter of intent with First Union to increase availability under the line of credit to $50 million and to extend the maturity date to June 1, 2004, and we expect to conclude an amendment and restatement of the credit facility in the fourth quarter of 2001.

         We provide to Netzee, jointly with John H. Harland Company, a $20.0 million revolving line of credit secured by substantially all of Netzee's assets. Of the total $20.0 million available to Netzee, we provide $15.0 million and Harland provides $5.0 million on a pro rata basis with us. In February 2001, we paid Netzee $14.1 million in cash and assumed $2.4 million of DPSC's net liabilities in exchange for regulatory reporting software and other assets formerly owned by Netzee's subsidiary, DPSC. Netzee used approximately $8.4 million of the cash proceeds to pay down its line of credit with us. Netzee has subsequently borrowed additional funds from us, and as of September 30, 2001, Netzee owed us a total of $9.9 million under this line of credit. We finance this line of credit with cash on hand and additional borrowings under our credit facility with First Union. Netzee may require additional funds to support its operations and to repay its borrowings from us. Netzee may seek to raise capital through public or private offerings of debt or equity, the sale of assets or from other sources. No assurance can be given that additional funds will be available on terms favorable to Netzee, if at all. Netzee's ability to continue as a going concern and to meet its obligations as they may come due may depend upon its ability to raise additional capital funds.

         We do not consolidate Netzee's results of operations with our results of operations. We now account for our investment in Netzee under the equity method, which requires us to record the results of operations of Netzee in a single line item in our statement of operations titled "Equity in loss of affiliate." Because we provided unlimited funding to Netzee until completion of its initial public offering in November 1999, all of Netzee's losses prior to the completion of the offering are included in that line item rather than our relative percentage of those losses. Since Netzee completed its initial public offering, we record only our relative percentage of Netzee's net losses. As of September 30, 2001, we owned approximately 28% of Netzee's outstanding common stock. Also, as of September 30, 2001, the carrying value of our investment in Netzee was $3.5 million, which exceeded the market value of $755,000 as of that date. We believe that this reduction in value is temporary. However, we may in the future conclude that this reduction is other than temporary, such as if Netzee becomes unable to continue as a going concern. In that event we would have to write down the carrying values of our investment in and our advances to Netzee. In addition, Netzee has a history of losses and may never become profitable. We will continue to account for our investment in Netzee under the equity method, which will result in additional losses on our investment in and advances to Netzee until Netzee becomes profitable. The impact of Netzee's results of operations on our financial condition, including our shareholders' equity, is uncertain, and we may not benefit from our ownership in Netzee.

         On May 31, 2001, we entered into a loan agreement with SLM under which we loaned SLM $12.0 million subject to various terms and conditions. Borrowings under the loan agreement bore interest at an annual rate equal to the one-month LIBOR plus 2% and were secured by up to approximately 1.25 million shares of our common stock then held or that may be earned by SLM. The loan was scheduled to mature on December 31, 2002. On August 13, 2001, SLM repaid the loan, including accrued interest, in full.

         We funded the cash portion of the purchase price of our acquisitions through the use of cash on hand and borrowings under our line of credit with First Union.

         While there can be no assurance, we believe that funds currently on hand, funds to be provided by operations and funds available for working capital purposes under the First Union credit facility, will be sufficient to meet our anticipated capital expenditures and liquidity requirements for at least the next 12 months. We intend to grow, in part, through strategic acquisitions and expect to make additional expenditures to consummate acquisition transactions and integrate the acquired companies. No assurance can be made with respect to the actual timing and amount of the expenditures and acquisitions. In addition, no assurance can be given that we will complete any acquisitions on terms favorable to us, if at all, or that additional sources of financing will not be required.

         October 2001 Acquisition

         In October 2001, we acquired substantially all of the assets of Holmes and Shaw, Inc., and Superior Forms, Ltd. (together, "HSI"). Based in San Antonio, Texas, HSI is a full service provider of computer output solutions including data processing, laser document printing, and automated mailing services. HSI has a strong focus in the financial services industry and also provides products and services to government agencies, utility and telecommunication companies and medical institutions. Consideration for this purchase was approximately $25.2 million cash and assumed liabilities. For further information, please see the press releases attached as Exhibits 99.1 and 99.2.

Recent Accounting Pronouncements

         In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and other indefinite life intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in our discontinuation of amortization of our goodwill; however, we will be required to test our goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on our future results of operations if an impairment occurs.

         In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations." The statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for InterCept's 2003 fiscal year and is not expected to have a material effect on our financial position or results of operations.

         In August 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model for the impairment or disposal of long-lived assets. The statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and supercedes accounting and reporting under APB Opinion No. 30 for the disposal of a segment of a business. The statement is effective for InterCept's 2002 fiscal year and is not expected to have a material effect on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates. Borrowings under the First Union credit facility accrue interest at a fluctuating rate based either upon the lender's prime rate or LIBOR. As of September 30, 2001, no amount was outstanding under this facility, and, therefore we do not face risks of interest rate fluctuations related to borrowings. Changes in interest rates which increase the interest rate on the credit facility would make it more costly for us to borrow under that facility and might impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies.

         Proceeds from our public offering which closed in August and September 2001 were approximately $108.6 million. We have invested most of these funds in various short-term interest bearing instruments. Changes in interest rates which decrease the interest rate on these instruments would reduce our interest income.

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings

         We are not a party to, nor is any of our property subject to, any material legal proceedings, other than routine litigation incidental to our business.

Item 2.         Changes in Securities and Use of Proceeds

         None

Item 3.         Defaults Upon Senior Securities

         None.

Item 4.         Submission of Matters to a Vote of Security Holders

         None.

Item 5.         Other Information

         In October 2001, InterCept acquired Holmes and Shaw, Inc., and Superior Forms, Ltd. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - October 2001 Acquisition, as well as the press releases attached as Exhibits 99.1 and 99.2.

Item 6.         Exhibits and Reports on Form 8-K

         (a)    Exhibits required by Item 601 of Regulation S-K.



Exhibit
   No.          Description
---------       -----------


99.1      Press Release dated October 1, 2001.
99.2      Press Release dated October 10, 2001.


         (b) Reports on Form 8-K filed during the three months endeds September 30, 2001

         Form 8-K dated May 30, 2001, filed on July 2, 2001, reporting under
         Item 5 the loan agreement between The InterCept Group, Inc. and SLMsoft.com.

         Form 8-K dated July 25, 2001, filed on July 25, 2001, reporting under
         Item 5 the press release announcing earnings for the second quarter of 2001.

         Form 8-K dated August 7, 2001, filed on August 9, 2001, reporting under
         Item 5 the Underwriting Agreement for the follow on offering of The InterCept Group, Inc. common stock completed in August and September 2001.

------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THE INTERCEPT GROUP, INC.



November 12, 2001                /S/ JOHN W. COLLINS
-----------------                ----------------------
Date                             John W. Collins
                                 Chairman of the Board, President and Chief
                                 Executive Officer (principal executive officer)


November 12, 2001                /S/ SCOTT R. MEYERHOFF
-----------------                ----------------------
Date                             Scott R. Meyerhoff
                                 Chief Financial Officer
                                 (principal financial and accounting officer)