Form 10-K
period 2001-12-31
INTERCEPT GROUP INC
filed 2002-04-01
CIK 1054930

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
      __________.

                        Commission file number: 01-14213

                                 INTERCEPT, INC.
             (Exact name of registrant as specified in its charter)

             Georgia                                   58-2237359
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

  3150 Holcomb Bridge Road, Suite 200, Norcross, Georgia             30071
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (770) 248-9600

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant to Section 12(g) of the Act:

                           Common stock, no par value
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 2002, 18,152,006 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant was $607,796,634 (based upon the closing sale price of the registrant's common stock as reported by the Nasdaq National Market on that date).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's 2002 annual meeting of shareholders to be held on May 15, 2002 are incorporated by reference in Part III of this Form 10-K where indicated.

                                TABLE OF CONTENTS

                                                                            Page

                                     Part I

Item 1.  Business ........................................................    1

Item 2.  Properties ......................................................   14

Item 3.  Legal Proceedings ...............................................   15

Item 4.  Submission of Matters to a Vote of Security Holders .............   15

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
         Matters .........................................................   16

Item 6.  Selected Financial Data .........................................   17

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...........................................   24

Item 7A. Quantitative and Qualitative Disclosures About Market Risk ......   46

Item 8.  Financial Statements and Supplementary Data .....................   46

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ............................................   46

                                    Part III

Item 10. Directors and Executive Officers of the Registrant ..............   47

Item 11. Executive Compensation ..........................................   47

Item 12. Security Ownership of Certain Beneficial Owners and Management ..   47

Item 13. Certain Relationships and Related Transactions ..................   47

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..   48

                                     PART I

ITEM 1.  BUSINESS.

Special Note Regarding Forward-Looking Statements

         We make forward-looking statements in this annual report. These statements are subject to risks and uncertainties, and we cannot assure you that they will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like "believe," "expect," "anticipate," "predict," "project," "potential," "seek," "continue," "will," "may," "could," "intend," "plan," "pro forma," "estimate," "goal," "strive" and similar expressions, we are making forward-looking statements. Forward-looking statements in this annual report include statements regarding the following:

      o  our business strategies and goals;

      o our future sources of revenues and potential for growth and profitability;

      o expansion and enhancement of our technologies, networks, products and services;

      o  the financial impact of our relationship with Netzee;

      o  other factors concerning our relationship with Netzee;

      o  trends in activities and industry conditions;

      o  development and expansion of our sales and marketing efforts;

      o  our ability to integrate our previous and future acquisitions;

      o  our ability to close our pending acquisitions; and

      o other statements that are not of historical fact made throughout this annual report, particularly in this Item 1, Business and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

We believe that the expectations reflected in our forward-looking statements are reasonable, but we cannot be sure that we will actually achieve these expectations. Projections or estimates of our future performance are necessarily subject to a high degree of uncertainty and may vary materially from actual results. In evaluating forward-looking statements and pro forma information, you should carefully consider various factors, including the risks outlined in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure Regarding Forward-Looking Statements. These factors may cause our actual results to differ materially from any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

         We are a leading provider of banking technology products and services for community financial institutions. Our comprehensive suite of products and services allows us to act as a single-source provider for the technology and operating needs of community financial institutions. Our range of products and services includes core data processing, check processing and imaging, electronic funds transfer (EFT), data communications management and related products and services. These products and services work together to help community financial institutions manage back-office and customer activities, create operating efficiencies and provide better customer service, which enables them to compete more effectively with larger financial institutions. Most of our customers outsource their processing activities to our data centers located across the United States, while others install our systems in-house and perform the processing functions themselves.

2001 Highlights

         In January 2001, we completed the largest acquisition in our history when we acquired some of the assets of SLMsoft.com, Inc. (Canada) and SLMsoft.com Inc. (Kansas), related providers of data processing services. As part of this transaction, we acquired their U.S. core data processing, check imaging and item processing operations, enabling us to add over 10 additional facilities. As a result of this acquisition, we were able to consolidate our facilities in Houston, Texas.

         In Feburary 2001, we acquired certain assets and liabilities of DPSC Software, Inc. a division of Netzee, Inc. DPSC is a California-based provider of asset/liability and regulatory reporting software, including CallReporter, the nation's leading software used by banks to prepare the periodic call report forms mandated by the Federal Financial Institutions Examination Council. DPSC also provides other software programs that help banks analyze their interest rate risk profile, prepare holding company reports, and manage their budgeting and financial management reporting.

         Two transactions during 2001 enabled us to increase our market share in the mid-west part of the United States. In March 2001, we acquired C-TEQ, Inc., a provider of core data processing and check imaging services in Oklahoma and Texas. In June 2001, we acquired the community bank core data processing assets of First Integrated Systems, a division of First National Bank of Omaha, and entered into a joint marketing agreement with First National.

         In September, 2001 we announced the opening of an item and image processing center in Seattle, Washington. This center will allow us to promote our full offering of technology solutions to community financial institutions in Washington.

         In October 2001, we acquired substantially all of the assets of Holmes and Shaw, Inc. and Superior Forms, Ltd. (together, "HSI"), a full service provider of computer output solutions including data processing, laser document printing, and automated mailing services. We believe that the acquisition of HSI will enable us to provide more efficient statement printing and mailing services to new customers as well as to our current financial institution customers.

Pending Acquisitions

     iBill

         On March 19, 2002, we signed an agreement to acquire substantially all of the assets and assume substantially all of the liabilities of Internet Billing Company, Ltd. and certain of its affiliate entities, or "iBill." iBill provides secure transaction services that enable Web merchants to accept and process real-time payments for goods and services purchased over the Internet. iBill also manages back-office functions including reporting, tracking, customer service and sales transactions. iBill's service is powered by proprietary technology that integrates online payment processing, fraud control, affiliate management and financial reporting and tracking.

         We agreed to pay iBill $112.0 million in cash at closing, plus additional quarterly earnout payments for a period of six quarters ending December 31, 2003. The amount of each earnout payment depends on whether the acquired business achieves certain financial targets. We have an option to buy out the remaining earnout obligation at any time by paying $8 million per remaining quarter.

         We are not required to close the iBill acquisition unless we receive necessary Hart-Scott-Rodino approval. If we terminate the acquisition agreement for anything other than the failure to obtain that approval or a severe service outage at iBill, we will be required to pay a termination fee of $5.0 million to iBill. We will pay the initial $112.0 million portion of the purchase price by
(a) using the remaining proceeds of our 2001 public offering of common stock and
(b) drawing on our $50.0 million credit facility.

     EPX

         On March 19, 2002, we entered into a binding letter agreement to acquire Electronic Payment Exchange, Inc., or "EPX." EPX is a full-service electronic payment processing company that specializes in enabling businesses to accept credit card, debit card and electronic check payments. EPX's system provides straight-through processing that eliminates a business's need to use a gateway or invest in front-end technology to process transactions, whether the transactions take place online, over the telephone or at the point of sale.

         Under the terms of the letter agreement, we agreed to issue 1,377,339 shares of our common stock to EPX's stockholders. We will place 20% of these shares in escrow for a period of eighteen months to secure EPX's obligation to indemnify us for breaches of the representations and warranties. Upon disbursement of the escrow shares, we will issue additional shares of our common stock to the EPX stockholders if the liabilities of EPX at closing are less than $12.0 million. Conversely, if EPX's liabilities at closing are greater than $12 million, we will reduce the escrow shares that would be otherwise disbursed to the EPX stockholders. In connection with the acquisition, we also granted piggyback registration rights to the EPX stockholders.

         We are required to close the EPX acquisition unless we (a) fail to obtain necessary approvals, including approvals as may be required by the Hart-Scott-Rodino Act, by June 30, 2002, or (b) determine that we are not satisfied with our due diligence investigation by April 23, 2002. If we do not close the EPX acquisition by April 23, 2002, we will lend EPX $3.0 million pursuant to a loan secured by EPX's intellectual property, which will bear interest at the prime rate plus one percent per annum and will be due on December 31, 2002.

         As a result of our integration of prior acquisitions, we believe that we have established a model that will enable us to successfully execute our integration of iBill and EPX. We expect to realize the following benefits from the acquisitions of iBill and EPX:

o Ability to Offer End-to-End Transaction Processing Services. We will offer a single-source end-to-end transaction processing solution, eliminating the need for businesses to establish multiple relationships

o with banks, front-end system providers, gateways, independent sales organizations and back-end processing companies.

o Expansion of Merchant Processing Operations. Currently, our merchant processing division provides services to approximately 160 community banks with over $1.0 billion in transaction volume. Together, iBill and EPX currently process approximately $5.5 billion in annual transaction volume for both traditional brick and mortar companies and online merchants.

o Expansion of Transaction Processing Through Multiple Sales Channels. Through an experienced sales force, we will offer our processing services through multiple sales channels, including Internet, point of sale, call center, mail order and wireless channels.

o Improved Operating Efficiencies. We also intend to migrate to EPX over time a portion of the processing of transactions that we currently broker through our existing merchant processing operation. We believe this will enhance the margins of our combined business and leverage EPX's capacity to handle additional transactions.

         On March 19, 2002, we issued a press release announcing the iBill and EPX acquisitions and updating our guidance for our financial performance in 2002.

         We expect the acquisitions of iBill and EPX to increase our 2002 estimated revenues by $49 - $52 million, and our 2002 estimated earnings before income taxes, depreciation and amortization, or "EBITDA," by $9 to 10 million. After giving effect to purchase accounting adjustments, we expect the acquisitions of iBill and EPX to increase our 2002 estimated diluted earnings per share by $.02 - $.03. EBITDA is not a measurement of financial performance under U.S. generally accepted accounting principles. EBITDA should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with U.S. GAAP.

Our Market Opportunity

         The financial services industry is currently undergoing a period of rapid change due to heightened competition and greater demand for new and convenient technology-based banking services. New competitors such as brokerage firms, affinity groups and Internet banks are increasingly targeting traditional financial institutions' most profitable customers. To compete effectively and meet the demands of their customers, community financial institutions must continue to offer new services and integrate new technology and functionality into their operations.

         U.S. banks, including our target market of community financial institutions, increasingly view technology as critical to retaining and expanding their customer bases. However, community financial institutions are often constrained by the design and capacity of their existing systems, limited in-house technological resources and pressure to control operating costs. As a result, we believe that community financial institutions will increasingly rely on third-party providers like us to address their technology needs.

Our Solution

         Our products and services help community financial institutions:

         Rapidly implement advanced technologies. Community financial institutions generally lack sufficient capital and human resources to internally develop and implement advanced technologies. We offer numerous advanced technology products and services, including core data processing, EFT services, check imaging software and data communications management, that community financial institutions need to run their businesses in today's competitive marketplace. By using our products and services, community financial institutions can quickly gain access to advanced technologies and services they might not be able to develop and implement themselves.

         Focus on customer relationships. We believe that community financial institutions can compete effectively with larger banks and succeed as independent institutions by remaining focused on serving the communities in which they operate. Typically, customers of community financial institutions rely on these financial institutions because of their ability to provide personalized, relationship-based service and their focus on local community and business needs. Our products and services enable community financial institutions to focus on attracting, maintaining and expanding their customer relationships while satisfying demand for the latest financial products and services.

         Improve operating efficiencies. By taking advantage of our technology and operating solutions, our customers can improve their operating efficiencies without allocating the expenses and resources necessary to develop or maintain similar systems themselves. Our customers get the benefit of our products and services without having to maintain personnel to develop, update and run these systems and without having to make large up-front capital expenditures to implement these advanced technologies.

         Securely process and transmit large amounts of information. Our data communications network and management services facilitate the rapid, secure and reliable transmission and processing of the large amounts of sensitive data that our customers use in their operations. This network utilizes the fiber optic networks of some of the largest telecommunications providers, and we link our network to our customers' operations with high-capacity communications lines. This ensures that our data communications network will support the rapid processing and transmission of electronic data required to support our customers' processing activities.

Our Strategies

         Our goal is to become the leading provider of products and services for the technology and operating needs of community financial institutions in the United States by:

         Building and maintaining long-term customer relationships to increase recurring revenues. We seek to establish and maintain long-term relationships with our customers and enter into contracts that typically extend for multiple years. Most of our products and services require the payment of monthly charges, which allows us to generate recurring revenues. For the year ended December 31, 2001, recurring revenues accounted for approximately 86% of our total revenues.

         Emphasizing direct sales efforts and strategic marketing relationships to expand our customer base. We plan to expand our customer base and penetrate new geographic markets by hiring sales personnel who are knowledgeable in banking technology products and services or have experience working with community financial institutions. We also intend to continue to leverage our relationships with banking organizations such as bankers' banks. Bankers' banks are local or regional business organizations that provide banking products and services for financial institutions that cannot efficiently offer them due to cost, location, lack of resources or other circumstances. In addition, bankers' banks provide financial support to financial institutions and offer advice with respect to operations, profitability and federal and state regulation. We have exclusive contractual marketing relationships with eight of the 19 bankers' banks in the United States regarding some or all of our products and services. We also have relationships with four additional bankers' banks, as well as other banking related organizations, which we leverage in our sales and marketing efforts. Our relationships with 12 of the 19 bankers' banks give us access to more than 5,600 financial institutions in the United States.

         We also seek to enter into other strategic partnerships that extend our customer reach and generate additional revenues. In May 2001, we entered into a strategic alliance with The BISYS Group, Inc., one of the largest providers of financial technology services in the United States. Under the agreement, we serve as BISYS' preferred provider of outsourced check processing and imaging services to its customers. In addition, in June 2001, we entered into a joint marketing agreement with First National Bank of Omaha. Through this agreement, First National will promote our core processing services in Kansas, Colorado, Nebraska and South Dakota.

         Acquiring businesses with complementary products, services or relationships to enhance and expand our solutions, increase our market share or expand our geographic presence. Since our incorporation in 1996, we have grown in part through selective acquisitions of other businesses and technologies. We intend to continue to acquire other companies with complementary products, services or relationships to enhance and expand our offering and increase our market share. We also plan to continue our expansion nationally through the acquisition of businesses that operate in geographic areas in which we do not currently have operations.

         Cross-selling our products and services to our existing customer base to maximize our revenues. Once customers contract for one or more of our products or services, we are often able to increase revenues by providing additional products and services to them.

Our Products and Services

     Core Data Processing

         We provide products and services needed to meet our customers' core processing requirements, including general ledger, loan and deposit operations, financial accounting and reporting and customer information file maintenance. Our products and services provide superior flexibility and improve customer service throughout the financial institution. Most of our customers outsource their processing activities to our data centers located across the United States, while others install our systems in-house and perform the processing functions themselves.

         Our core data processing services and software and complementary products include:

--------------------------------------------------------------------------------
Category                                        Description
--------------------------------------------------------------------------------

BancPac(TM)                  o  Client-server enterprise software system that
                                consists of a series of integrated software products, with Windows-based, point-and-click access to an entire customer information database

                             o  Operates in a Windows NT or Windows 2000
                                environment
--------------------------------------------------------------------------------
BancLine(TM)                 o  Client-server core bank processing system that
                                utilizes an open-system environment

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Category                                        Description
--------------------------------------------------------------------------------

                             o Uses a relational database that allows customer data to be entered once in the system and manipulated and analyzed for a variety of business purposes

                             o Windows graphical user interface that utilizes a UNIX operating system

--------------------------------------------------------------------------------

Service Bureau               o  Allows customers to focus on core competencies
                                by outsourcing their data processing needs

                             o Gives customers access to our processing systems without the expense of maintaining in-house processing operations

                             o Services are coordinated through eight host data centers located in various regions of the United States

                             o Each data processing center serves as a back-up facility if another center experiences a natural disaster, destruction or other similar event that eliminates or diminishes its processing capabilities

                             o Includes check processing and back-office services like proofreading and encoding of checks, clearing and settlement of checks with the Federal Reserve and bank statement preparation

--------------------------------------------------------------------------------

Related Products             o  AccountFolio(TM), a loan document imaging, loan
 and Services                   collateral management and tracking system

                             o  TellerPlus, an online teller platform system

                             o Vision(R), an advanced compact report storage and retrieval system

                             o  CallReporter(R), regulatory reporting software

--------------------------------------------------------------------------------

     Check Imaging

         Increased technological development and changing banking practices have created a demand for faster, more efficient electronic handling of bank documents, including checks and other documents. The need to reduce labor, research time and the cost of postage has increased the demand for check imaging

--------------------------------------------------------------------------------
solutions on both an in-house and service bureau basis. Check imaging involves creating digital images through the use of a camera attached to a sorter. As each check passes through the sorter, the camera takes its picture. Images of insufficient checks, stop payments and large dollar checks are presented online to bank operations staff for review. Financial institutions employ check imaging as part of their efforts to reduce operating costs and provide enhanced banking services to their customers.

         Our check imaging capabilities include:

--------------------------------------------------------------------------------
Category                                        Description
--------------------------------------------------------------------------------

 Renaissance Imaging         o  Delivers a comprehensive suite of check imaging
                                products, including front and back imaging for customer statements, clearing and settlement, reconciliation and automated exception processing

                             o Prints multiple check images in check sequence on a single page for inclusion in monthly statements to reduce postage costs when mailing to the banks' customers

                             o Operates in either Microsoft(R)or Novell(R) network environments utilizing Oracle(R)database technology

                             o Allows bank employees to retrieve imaged checks on personal computers to facilitate signature verification and speed responses to customer inquiries

                             o Allows corporate customers to receive periodic statement information on CD-ROM to facilitate financial and cash management objectives

--------------------------------------------------------------------------------

 Service Bureau              o  Turnkey outsourced solution for check imaging
                                activities that provides our customers the ability to offer check imaging without a large capital expenditure

                             o 26 check imaging centers located in 15 states as of December 31, 2001

                             o Each center serves as a back-up facility in the event another center experiences a natural disaster, destruction or other similar event which eliminates or diminishes its processing capabilities

--------------------------------------------------------------------------------

     Electronic Funds Transfer

         We believe that increased use and acceptance of ATM and debit cards, coupled with technological advances in electronic transaction processing, have created a need for financial service providers to offer a wide variety of EFT solutions to their customers. By aggregating the EFT transaction processing of numerous financial institutions, we create economies of scale that allow our customers to price their services competitively.

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

         The debit card transaction process begins when a consumer presents a debit card to a merchant who "swipes" the card at a point of sale terminal and enters the transaction amount. The transaction data is transmitted from the point of sale terminal through the applicable processing networks to our frame relay network. The data is then routed across our network to our data communications and processing center in Norcross, Georgia. We then (a) compare the purchase transaction against the authorization data accessed through our system, (b) place a hold for the transaction amount, (c) authorize or deny the transaction and (d) transmit the authorization response almost immediately back through the network to the point of sale terminal. The appropriate processing network settles the payment and credits the merchant with the transaction amount less any discounts. The merchant delivers final transaction information to the processing network, and the network submits the transaction to us, which facilitates posting and reporting of the transaction with the bank that issued the debit card. To complete the transaction, the bank that issued the debit card debits its customer's account for the transaction amount.

         Our EFT products and services include:

--------------------------------------------------------------------------------
Category                                        Description
--------------------------------------------------------------------------------

 EFT Transaction Processing  o  Provides online processing of EFT transactions initiated by a consumer at a point of sale terminal with a debit card, or at an ATM

                             o Encompasses multiple transactions, including cash withdrawals, transfers and balance inquiries

                             o Provides network connections to most regional and all national ATM and other debit card networks, including STAR(TM), PULSE(TM), Cirrus(R), PLUS(R), Maestro(R) and INTERLINK(R)

                             o Offers a card-issue-only program, which gives banks the option to offer ATM services to their customers without the expense of purchasing and

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Category                                        Description
--------------------------------------------------------------------------------

                                maintaining a complete ATM system

                             o Offers the Secure Debit(TM) program, which provides fraud protection services for lost, stolen or counterfeit debit cards

--------------------------------------------------------------------------------


                             o Allows, through the InterCept Switch(TM) ATM Network, our customers to waive ATM surcharges for customers of InterCept Switch members, while retaining the ability to surcharge non-member customers who use their ATMs

     Data Communications Management

         We provide efficient, reliable and secure solutions for the data communications needs of our customers and maintain nationwide data communications coverage. We operate a frame relay network, which serves as the principal conduit through which we deliver our EFT and other technology products and services to our customers. We offer a full line of communications services, including management of equipment, local lines and long distance, and equipment necessary to support data transfer with our data centers and throughout a community financial institution's branch structure and headquarters.

         Key elements of our data communications management solutions include:

--------------------------------------------------------------------------------
Category                                        Description
--------------------------------------------------------------------------------

Data Communications          o  Serve as single point of contact for our
                                customers' data communications needs

Management Services          o  Design and manage various local and wide area
                                communications networks for our customers

                             o Provide Internet services, including web hosting and e-mail services, to the desktops of our customers' personnel across our frame relay network

                             o  Ability to support customers' existing
                                applications and easily add new products and services to existing infrastructure with minimal cost and effort

--------------------------------------------------------------------------------

Frame Relay Network          o  Accommodates data transmissions of various
                                sizes and is Relay Network protocol independent
                                -- not only can any set of data be accepted, switched and transported across a network, but the specific data is undisturbed in the process

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Category                                        Description
--------------------------------------------------------------------------------


                             o Provides efficient switching capabilities for transferring information across the network, resulting in rapid response time and secure and reliable transmission and processing of transactions

                             o Uses leased fiber optic networks to provide the capacity, or bandwidth, capable of supporting our transaction-intensive services

                             o  Linked to our customers' operations by
                                communication lines that can handle large amounts of data traffic to ensure adequate bandwidth for rapid processing of electronically transmitted data

                             o Monitored and maintained 24 hours a day, seven days a week from a central location in Norcross, Georgia

--------------------------------------------------------------------------------

     Related Products and Services

         To complement our product and service offering described above, we provide a variety of related services, software products and equipment. We anticipate that, as revenues from our other operations increase, revenues from supplying equipment and maintenance and technical support services will decrease as a percentage of total revenues.

         We provide merchant portfolio management services, which are designed to reduce labor intensive back-office functions for our customers. We can provide these services at a lower cost than many banks incur in-house by streamlining processes and taking advantage of economies of scale.

         Our customer service and technical support departments provide coverage 24 hours a day, seven days a week. We believe that well-trained support personnel are essential to attract and retain financial institution customers. Our trained customer service and technical support personnel enhance our ability to offer reliable, secure and automated solutions. Our customer service departments are responsible for educating and assisting our customers in the use of our services. Our technical support department is generally responsible for consulting with our customers regarding technical issues and for solving any technical problems brought to their attention by our customer service department. Our technical support department is also responsible for maintaining our backup systems and for coordinating the disaster recovery services maintained by some of our information processing customers.

         In addition, we offer Internet banking and voice response products through Netzee. See Our Relationship with Netzee below.

Merchant Processing

         As noted above in Pending Acquisitions, we have agreed to acquire iBill and EPX. iBill provides secure transaction services that enable Web merchants to accept and process real-time payments for goods and services purchased over the Internet. iBill also manages back-office functions including reporting, tracking, customer service and sales transactions. iBill's service is powered by proprietary technology that integrates online payment processing, fraud control, affiliate management and financial reporting and tracking. EPX is a full-service electronic payment processing company that specializes in enabling businesses to accept credit card, debit card and electronic checkpayments. EPX's system provides straight-through processing that eliminates a business's need to use a gateway or invest in front-end technology to process transactions, whether the transactions take place online, over the telephone or at the point of sale. We already process transactions through our existing merchant processing operation that has essentially served as a middleman between the merchant customers of our financial institution customers and other transaction processors.

         If we acquire both iBill and EPX as we expect, we intend to move to EPX a portion of the processing of transactions that iBill currently sends to other transaction processors. We also intend to migrate to EPX over time a portion of the processing of transactions that we currently broker through our existing merchant processing operation. We believe this will enhance the margins of our combined business and leverage EPX's ability to handle additional transactions.

Our Relationship with Netzee

         We offer Internet banking and voice response products through Netzee and we own approximately 28% of Netzee's common stock. Two of our directors currently serve as directors and are significant shareholders of Netzee. One of those directors, Donny R. Jackson, was our President until October 2000 and is currently the Chief Executive Officer of Netzee. Additionally, John W. Collins, our Chairman and Chief Executive Officer, is the Chairman of the Board of Directors of Netzee. We maintain a strategic relationship with Netzee to cross-market each other's products and services. Our existing and future agreements and relationships with Netzee have not resulted and will not necessarily result from arm's length negotiations. When the interests of Netzee diverge from our interests, Netzee's officers and directors may exercise their influence in Netzee's best interests. Therefore, our agreements and relationships with Netzee may be less favorable to us than those that we could obtain from unaffiliated third parties. Moreover, many of the transactions between Netzee and us do not lend themselves to precise allocations of costs and benefits. Thus, the value of these transactions will be left to the discretion of the parties, who are subject to potentially conflicting interests.

         We provide to Netzee, jointly with John H. Harland Company, an $18.0 million revolving line of credit secured by substantially all of Netzee's assets. Of the total amount available to Netzee, we provide approximately $14.0 million and Harland provides approximately $4.0 million on a pro rata basis with us provided that we are obligated to advance the last $1.0 million without Harland's participation. The Netzee line of credit matures on April 10, 2003. The line of credit bears interest at an annual rate equal to the prime rate plus 2.0%, and accrued interest is payable monthly. As of December 31, 2001, Netzee owed us $10.1 million for our advances under the line of credit. If Netzee does not become profitable or has any additional adverse events, it may not be able to repay the loans we have made and may make to it in the future.

         As of December 31, 2001, the book value of our investment in Netzee was $1.5 million, which is less than the market value of $1.6 million as of that date.

         Effective February 1, 2001, we acquired the business of DPSC from Netzee for approximately $14.1 million in cash and the assumption of $2.4 million of DPSC's net liabilities. Netzee used approximately $8.4 million of the cash proceeds to reduce its borrowings on its line of credit with us.

Sales and Marketing

         At December 31, 2001, our sales force was made up of 43 sales representatives and product specialists who sell all of our products and services to our customers in specified geographic regions. Because they have the ability to sell our full range of products and services, our sales representatives can capitalize on their relationships with community financial institutions. Although the sales representatives are trained on each product line, we also employ several product specialists who are available to assist the direct salesperson in the specifics of certain technical products. We offer products and services on both a stand-alone basis and in combination with one or more of our products and services. If we complete our pending acquisitions of iBill and EPX as we anticipate, we will add approximately 35 sales representatives and product specialists to our combined operations.

         Our indirect marketing efforts include obtaining referrals and endorsements from our customers and various banking related organizations. We currently have exclusive marketing agreements with eight of the 19 bankers' banks and have other relationships with four additional bankers' banks. Through our relationship with these bankers' banks, we have referral sources to thousands of financial institutions nationwide. In May 2001, we entered into a strategic alliance with BISYS, one of the largest providers of financial technology services in the United States. Under the agreement, we serve as BISYS' preferred provider of outsourced check processing and imaging services to its customers.

Employees

         At December 31, 2001, we had 944 full-time employees. Of these employees, 817 worked in operations, 84 in administration and 43 in sales. None of our employees is represented by a collective bargaining agreement nor have we ever experienced any work stoppage. We believe that our relationships with our employees are satisfactory. If we complete our pending acquisitions of iBill and EPX as we anticipate, we will add approximately 300 employees to our combined operations.

Government Regulation

         Our banking customers are subject to the supervision of several state and federal government regulatory agencies. In addition, various federal and state regulatory agencies examine our data processing operations from time to time. These agencies can make findings or recommendations regarding various aspects of our operations, and we generally must follow these recommendations to continue our data processing operations.

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

         Beginning July 1, 2001, financial institutions are required to comply with privacy regulations imposed under the Gramm-Leach-Bliley Act. These regulations place restrictions on financial institutions' use of non-public personal information. All financial institutions must disclose detailed privacy policies to their customers and offer them the opportunity to direct the financial institution not to share information with third parties. The new regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. As a provider of services to community financial institutions, we are required to comply with the privacy regulations and are bound by the same limitations on disclosure of the information received from our customers as apply to the financial institutions themselves.

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

         Numerous companies supply competing products and services, and many of these companies specialize in one or more of the services that we offer or intend to offer to our customers. In our core banking and data processing business, we compete with several national and regional companies including Fiserv, Inc., Jack Henry & Associates, Inc. and BISYS. Our principal EFT competitors include regional ATM networks, regional and local banks that perform processing functions, non-bank processors and other independent technology and data communications organizations including Concord EFS, Inc. and Electronic Data Systems Corporation. In our check imaging and processing business, we compete with a number of national and regional companies including Advanced Financial Solutions, Inc. and Wausau Financial Systems, Inc.

         If we complete our pending acquisitions of iBill and EPX as we anticipate, we will be subject to competition from large merchant processors like Chase Merchant Systems, National Processing, Paymentech, U.S. Bancorp, First Data, Concord EFS and others.

Intellectual Property and Other Proprietary Rights

         None of our technology is currently patented, although iBill has patent applications pending for its technology. Instead, we rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We cannot assure you that the steps we have taken will adequately protect our proprietary rights or that our competitors will not independently develop similar technology.

ITEM 2.  PROPERTIES.

         Our principal office consists of approximately 46,000 square feet of leased space located in Norcross, Georgia, a suburb of Atlanta. We currently operate full-service data centers, software system development centers or item processing and back-office service centers in the following cities: Birmingham, Alabama; Jonesboro, Arkansas; Colorado Springs, Colorado; Jacksonville, Miami and Tampa, Florida; Macon, Norcross and Thomson, Georgia; Lombard, Illinois; Lenexa, Kansas; Chelmsford and Norwood, Massachusetts; Carlstadt and Thorofare/West Deptford, New Jersey; Greensboro, North Carolina; Oklahoma City Oklahoma; Cayce, South Carolina; Brentwood, Cookeville, Maryville and Nashville, Tennessee; Austin, Dallas, Houston and San Antonio, Texas; Richmond, Virginia and Tukwila, Washington. We lease office space in Calabasas Hills, California, primarily to support our sales and marketing efforts in this area. We own the facilities in Thomson, Georgia and Maryville, Tennessee and lease the remaining locations. We believe our facilities are adequate for our needs and do not anticipate any material difficulty in replacing such facilities or securing facilities for new offices.

ITEM 3.  LEGAL PROCEEDINGS.

         Other than as described in this paragraph, we are not a party to, and none of our material properties is subject to, any material litigation other than routine litigation incidental to our business. On March 15, 2002, we brought an action against Midwest Payment Systems, Inc. ("MPS") in the U.S. District Court in the Eastern District of Tennessee. MPS provides EFT/ATM services to customers that we obtained through our purchase of L.E. Vickers and Associates, Inc. We notified MPS in November 2001 that we would not renew our contract with it to provide EFT/ATM services to the Vickers customers and that we would move those customers to our own system. MPS responded to this letter by claiming, among other things, that (a) it has a right of first refusal to continue to provide services to those customers and (b) if we did not continue to use MPS' services, we would owe MPS damages. MPS has also informed several of the Vickers customers that they must pay damages to MPS if they do not continue receiving EFT/ATM services from it and we believe it has told some customers that they will have to sign new contracts with MPS to continue receiving these services. In the lawsuit, we have sought a temporary restraining order requiring MPS to cease its attempts to induce the customer banks to enter into contracts with MPS for EFT/ATM services. We have also asked the court for a declaration as to the rights and legal relations of InterCept, MPS and the customer banks under the contracts that we and the banks have with MPS. MPS has not answered our complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information

         Since March 29, 1999 our common stock has been quoted on the Nasdaq National Market under the symbol "ICPT." As of March 15, 2002, we had approximately 70 holders of record of our common stock, representing approximately 2,600 beneficial owners.

         The table below sets forth for the periods indicated the high and low sales prices of our common stock as reported by the Nasdaq National Market.

                                                     Price Range
                                                  High          Low
                                                 -------       ------
         Year Ended December 31, 2000:

            First Quarter                         $32.03       $20.25
            Second Quarter                         26.25        13.50
            Third Quarter                          27.00        18.88
            Fourth Quarter                         28.69        20.50

         Year Ended December 31, 2001:

            First Quarter                         $27.13       $21.63
            Second Quarter                         39.91        23.25
            Third Quarter                          40.70        24.17
            Fourth Quarter                         42.00        30.60

         We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Our line of credit from First Union National Bank prohibits us from paying cash dividends without the consent of First Union. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

         During the fourth quarter of 2001, we issued no equity securities that were not registered under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

         You should read the following data along with Management's Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and related notes and the other financial information included in this Annual Report. We derived our selected consolidated financial data presented below from our consolidated financial statements, which have been audited by Arthur Andersen LLP, our independent public accountants. All amounts have been restated to reflect our August 2000 acquisition of Advanced Computer Enterprises, which we accounted for as a pooling of interests transaction and to reflect the revision of our statements as discussed below. The financial data below also include the results of operations of other companies we have acquired since their respective dates of acquisition. See note 3 to our audited financial statements for a discussion of some of our acquisitions. Equity in loss of affiliate represents our share of the reduction in equity, as a result of its net losses, of Netzee. Minority interest represents the minority shareholder's 33.3% share of the equity and earnings of ProImage, Inc., a corporation that provides check imaging services. We own 66.7% of ProImage.


                                                                          Year Ended December 31,
                                                  1997           1998              1999             2000              2001
                                                  ----           ----              ----             ----              ----
                                                                    (In thousands, except per share data)
                                                                               (as revised)    (as revised)
Statement of Operations Data:
Revenues............................         $    28,193     $   33,270        $    52,359      $    69,639         $ 130,772
Costs of services...................              12,125         13,587             20,452           26,952            54,997
Selling, general and administrative
  expenses                                        12,798         13,589             20,992           27,017            42,504
Depreciation and amortization.......               1,496          1,579              4,462            4,403            11,483
Loss on impairment of intangibles...                 728              0                  0                0                 0
                                             -----------     ----------        -----------      -----------         ---------
Total operating expenses............              27,147         28,755             45,906           58,372           108,984
                                             -----------     ----------        -----------      -----------         ---------
Operating income....................               1,046          4,515              6,453           11,267            21,788
Interest and other (expense) income, net            (625)          (215)            39,172           11,825             2,667
                                             -----------     ----------        -----------      -----------         ---------
Income before provision (benefit) for
  income taxes, equity in loss of
  affiliate and minority interest...                 421          4,300             45,625           23,092            24,455
Provision (benefit) for income taxes                 721          1,632             12,804           (2,454)            3,144
Equity in loss of affiliate.........                   0              0            (15,352)         (30,710)          (16,848)
Minority interest ..................                  39            (89)              (120)             (28)              (19)
                                             -----------     ----------        -----------      -----------         ---------
Net (loss) income ..................                (261)         2,579             17,349           (5,192)            4,444
Preferred stock dividends...........                 (32)           (16)                 0                0                 0
                                             -----------     ----------        -----------      -----------         ---------
Net (loss) income attributable to common
  shareholders......................         $      (293)    $    2,563        $    17,349      $   (5,192)         $   4,444
                                             ===========     ==========        ===========      ==========          =========
Net (loss) income per common share:
Basic...............................         $     (0.04)    $     0.30        $      1.72           (0.41)         $    0.29
                                             ===========     ==========        ===========      ==========          =========

Diluted.............................         $     (0.04)    $     0.30        $      1.64      $    (0.41)         $    0.27
                                             ===========     ==========        ===========      ==========          =========
Weighted average common shares
  outstanding:
Basic...............................               7,083          8,465             10,095          12,820             15,434
Diluted.............................               7,083          8,597             10,564          12,820             16,397

                                                                             As of December 31,
                                                 1997            1998                1999            2000               2001
                                                 ----            ----                ----            ----               ----
                                                                               (as revised)    (as revised)
Balance Sheet Data:

Cash and cash equivalents                   $    2,367      $    3,496         $     2,145       $   8,061          $  24,917
Working capital                                  1,512           5,057               3,692          56,907             93,487
Total assets                                    12,045          22,014             100,895         142,126            283,268
Long-term debt, less current maturities          4,717             211              12,669           4,513                465
Shareholders' equity                               648          17,713              60,068         121,470            259,811

Quarterly Financial Data

         The following tables set forth certain unaudited consolidated quarterly data. These unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our results of operations for the periods shown. All amounts have been restated to reflect our August 2000 acquisition of Advanced Computer Enterprises, which we accounted for as a pooling of interests transaction. The results of operations for any quarter are not necessarily indicative of the results of operations of any future periods.

Revision of Financial Statements

         During 1999 and 2000, Netzee issued shares of common stock at a price above book value. In accordance with Staff Accounting Bulletin No. 51, we recorded corresponding gains to reflect the increase in the value of the shares of Netzee that it owned, which are included in "investment in affiliate" on our balance sheet. Because these gains are not taxable until realized, we recorded a deferred tax liability on our balance sheet to reflect the amount of estimated tax that would be owed upon sale of the shares.

         Since its initial public offering, Netzee has reported operating losses. Because we used the equity method to account for our investment in Netzee, we recorded our proportionate share of Netzee's losses as a reduction to "investment in affiliate," which reduced the book value of the investment in Netzee. As we recorded our equity in those losses, a deferred tax benefit should have been recorded as a reduction against the deferred tax liability recorded previously. As a result, our previously reported results of operations have been revised to reflect a deferred tax benefit in the quarterly results of 1999, 2000, and 2001 as follows:

                                                                 Three Months Ended              Three Months Ended
                                                             September 30,   September 30,   December 31,    December 31,
                                                                1999             1999           1999            1999
(in thousands, except per share data)                        As Reported     As Revised      As Reported     As Revised
Revenues:
  Service fee income                                           $ 11,345       $ 11,345       $  12,057       $  12,057
  Data communications management income                           1,349          1,349           1,420           1,420
  Equipment and product sales, services and other                 2,530          2,530           2,339           2,339
                                                            ----------------------------------------------------------

                Total revenues                                   15,224         15,224          15,816          15,816

Costs of services:
  Costs of service fee income                                     3,002          3,002           3,607           3,607
  Costs of data communications management income                    912            912             988             988
  Costs of equipment and product sales, services and other        2,075          2,075           1,733           1,733

Selling, general and administrative expenses                      6,490          6,490           5,940           5,940
Depreciation and amortization                                     2,168          2,168           1,054           1,054
                                                            ----------------------------------------------------------

                Total operating expenses                         14,647         14,647          13,322          13,322

Operating income                                                    577            577           2,494           2,494
Other income, net                                                16,072         16,072          23,036          23,036
                                                            ----------------------------------------------------------

Income before provision for income taxes,
     equity in loss of affiliate and minority interest           16,649         16,649          25,530          25,530
Provision for income taxes                                        9,092          6,986           9,828           4,526
Equity in loss of affiliate                                      (5,541)        (5,541)         (9,811)         (9,811)
Minority interest                                                   (28)           (28)            (33)            (33)
                                                            ----------------------------------------------------------
Net income                                                        1,988          4,094           5,858         (11,160)

Net income per common share:

Basic                                                            $ 0.19         $ 0.40         $  0.59         $  1.12
Diluted                                                          $ 0.18         $ 0.37         $  0.56         $  1.07

Weighted average shares outstanding:

Basic                                                            10,368         10,368           9,976           9,976
Diluted                                                          10,960         10,960          10,409          10,409



                                                                     Three Months Ended
                              March 31,    March 31,    June 30,    June 30,   September 30, September 30, December 31, December 31,
                                2000         2000         2000        2000         2000          2000          2000         2000
                            As Reported   As Revised  As Reported  As Revised  As Reported    As Revised   As Reported   As Revised
Revenues:
   Service fee income        $ 11,861     $ 11,861      $ 13,660    $ 13,660     $ 14,310      $ 14,310    $  15,458   $   15,458
   Data communications
     management income          1,401        1,401         1,517       1,517        1,506         1,506        1,578        1,578
   Equipment and product
     sales, services
     and other                  2,517        2,517         2,108       2,108        2,012         2,012        1,711        1,711
                             ---------- ------------ ------------- -----------  -----------    ----------  -----------  -----------
        Total revenues         15,779       15,779        17,285      17,285       17,828        17,828       18,747       18,747

Costs of services:
   Costs of service fee
     income                     3,315        3,315         4,162       4,162        4,236         4,236        4,485        4,485
   Costs of data
     communications
     management income            977          977         1,051       1,051        1,137         1,137        1,239        1,239
   Costs of equipment
     and product sales,
     services, other            1,820        1,820         1,606       1,606        1,528         1,528        1,396        1,396

Selling, general and
     administrative
     expenses                   6,254        6,254         6,726       6,726        6,884         6,884        7,153        7,153
Depreciation and
     amortization                 960          960         1,078       1,078        1,205         1,205        1,160        1,160
                             ---------- ------------ ------------- -----------  ----------    -----------  ----------- ------------
        Total operating
          expenses             13,326       13,326        14,623      14,623       14,990        14,990       15,433       15,433

Operating income                2,453        2,453         2,662       2,662        2,838         2,838        3,314        3,314
Other income, net               7,282        7,282         1,440       1,440        1,777         1,777        1,326        1,326
                             ---------- ------------ ------------- -----------  ----------    -----------  ----------- ------------
Income before provision
     (benefit) for income
      taxes, equity in loss
      of affiliate and
      minority interest         9,735        9,735         4,102       4,102        4,615         4,615        4,640        4,640
Provision (benefit)
     for income taxes           3,806        1,645         1,688        (661)       1,851          (438)       1,871       (3,001)
Equity in loss of
     affiliate                 (5,686)      (5,686)       (6,181)     (6,181)      (6,023)       (6,023)     (12,820)     (12,820)
Minority interest                 (16)         (16)          (16)        (16)          15            15          (11)         (11)
                             ---------- ------------ ------------- -----------  -----------    ----------  ----------- ------------

Net income (loss)                 227        2,388        (3,783)     (1,434)      (3,244)         (955)     (10,062)      (5,190)

Net income (loss) per
     common share:

Basic                          $ 0.02       $ 0.20       $ (0.29)    $ (0.11)     $ (0.25)      $ (0.07)      $(0.76)      $(0.39)
Diluted                        $ 0.02       $ 0.19       $ (0.29)    $ (0.11)     $ (0.25)      $ (0.07)      $(0.76)      $(0.39)

Weighted average
     shares outstanding:

Basic                          11,754       11,754        13,160      13,160       13,173        13,173       13,185       13,185
Diluted                        12,420       12,420        13,160      13,160       13,173        13,173       13,185       13,185



                                                                           Three Months Ended
                                         March 31,    March 31,    June 30,     June 30,  September 30, September 30,  December 31,
                                           2001         2001         2001         2001         2001         2001         2001
                                       As Reported   As Revised  As Reported   As Revised  As Reported   As Revised
Revenues:
    Service fee income                   $ 23,802     $ 23,802     $ 27,026     $ 27,026     $ 29,654     $ 29,654     $ 34,108
    Data communications
      management income                     1,829        1,829        1,737        1,737        2,016        2,016        1,842
    Equipment and product
      sales, services and other             1,415        1,415        1,618        1,618        3,158        3,158        2,567
                                      ------------ ------------ ------------ ------------ ------------ ------------ ------------
           Total revenues                  27,046       27,046       30,381       30,381       34,828       34,828       38,517

Costs of services:
    Costs of service fee income             8,927        8,927        9,388        9,388       10,999       10,999       13,431
    Costs of data communications
      management income                     1,438        1,438        1,358        1,358        1,538        1,538        1,194
    Costs of equipment and product
      sales, services and other             1,099        1,099        1,235        1,235        2,345        2,345        2,045

Selling, general and
      administrative expenses               9,058        9,058       10,544       10,544       10,936       10,936       11,966
Depreciation and amortization               2,508        2,508        2,886        2,886        2,981        2,981        3,108
                                      ------------ ------------ ------------ ------------ ------------ ------------ ------------
           Total operating expenses        23,030       23,030       25,411       25,411       28,799       28,799       31,744

Operating income                            4,016        4,016        4,970        4,970        6,029        6,029        6,773
Other income, net                             728          728          314          314          604          604        1,021
                                      ------------ ------------ ------------ ------------ ------------ ------------ ------------

Income before provision
      (benefit) for income taxes,
       equity in loss of affiliate
       and minority interest                4,744        4,744        5,284        5,284        6,633        6,633        7,794
Provision (benefit) for income taxes        1,923         (250)       2,112        1,047        2,575          206        2,141
Equity in loss of affiliate                (5,719)      (5,719)      (2,802)      (2,802)      (6,235)      (6,235)      (2,092)
Minority interest                              (7)          (7)          (3)          (3)          (4)          (4)          (5)
                                      ------------ ------------ ------------ ------------ ------------ ------------ ------------
Net (loss)                                 (2,905)        (732)         367        1,432       (2,181)         188        3,556

Net (loss) income per common share:
Basic                                    $  (0.21)    $  (0.05)    $   0.03     $   0.10     $  (0.14)    $   0.01     $   0.20
Diluted                                  $  (0.21)    $  (0.05)    $   0.02     $   0.10     $  (0.14)    $   0.01     $   0.19

Weighted average shares outstanding:
Basic                                      13,776       13,776       13,894       13,894       15,711       15,711       17,890
Diluted                                    13,776       13,776       15,064       15,064       15,711       16,993       18,965


Balance Sheet


                                                                        September 30    September 30   December 31,   December 31,
                                                                            1999           1999           1999           1999
                                                                        As Reported      As Revised    As Reported     As Revised
Assets
Current assets:

             Cash and cash equivalents                                     $ 2,259        $ 2,259        $ 2,145        $ 2,145
             Short term investments                                              -              -            200            200
             Accounts receivable, net                                        8,919          8,919          9,099          9,099
             Deferred tax assets                                             1,589          1,589          1,956          1,956
             Inventory, prepaid expenses and other                           2,727          2,727          2,610          2,610
                                                                       -------------   --------------   -----------   ----------

                         Total current assets                               15,494         15,494         16,010         16,010

Property and equipment, net                                                 11,253         11,253         11,662         11,662
Intangible assets, net                                                      19,970         19,970         20,600         20,600
Advances to Netzee                                                          31,525         31,525         10,957         10,957
Investment in Netzee                                                         5,457          5,457         40,446         40,446
Other noncurrent assets                                                      2,992          2,992          1,220          1,220
                                                                       -------------   --------------   -----------   ----------
                         Total assets                                       86,691         86,691        100,895        100,895
                                                                       =============   ==============   ===========   ==========

Liabilities and shareholders' equity
Current liabilities:

             Current maturities of long-term debt                           30,481         30,481            154            154
             Accounts payable and accrued liabilities                        8,565          8,565          6,387          6,387
             Deferred revenue                                                4,635          4,635          5,777          5,777
                                                                       -------------   --------------   -----------   ----------
                         Total current liabilities                          43,681         43,681         12,318         12,318

Long-term debt, less current maturities                                        200            200         12,669         12,669
Deferred revenue                                                               455            455            440            440
Deferred tax liability                                                       8,475          6,369         22,633         15,225
                                                                       -------------   --------------   -----------   ----------
                         Total liabilities                                  52,811         50,705         48,060         40,652

Minority interest                                                              143            143            175            175
Commitments and contingencies
Shareholders' equity:
             Preferred stock                                                     -              -              -              -
             Common stock                                                   29,600         29,600         42,657         42,657
             Retained earnings                                               3,897          6,003          9,911         17,319
             Accumulated other comprehensive income                            240            240             92             92
                                                                       -------------   --------------   -----------   ----------
                         Total shareholders' equity                         33,737         35,843         52,660         60,068
                                                                       -------------   --------------   -----------   ----------
                         Total liabilities and shareholders' equity         86,691         86,691        100,895        100,895
                                                                       =============   ==============   ===========   ==========

Balance Sheet


                                   March 31,  March 31,   June 30,   June 30,  September 30, September 30,
                                     2000        2000       2000        2000        2000         2000
                                 As Reported As Revised As Reported As Revised  As Reported   As Revised
Assets

Current assets:

     Cash and cash equivalents    $ 12,215    $ 12,215     $ 3,877   $ 3,877     $ 1,237      $ 1,237
     Short term investments         45,450      45,450      42,503    42,503      40,923       40,923
     Accounts receivable, net        8,994       8,994       9,015     9,015      10,461       10,461
     Advances to SLM
     Deferred tax assets             2,077       2,077       2,185     2,185       2,111        2,111
     Inventory, prepaid expenses
         and other                   3,002       3,002       4,576     4,576       4,680        4,680
                                  --------    --------     -------   -------     -------      -------
         Total current assets       71,738      71,738      62,156    62,156      59,412       59,412

Property and equipment, net         12,301      12,301      13,699    13,699      15,387       15,387
Intangible assets, net              21,566      21,566      25,966    25,966      24,815       24,815
Advances to Netzee                   7,733       7,733      14,951    14,951      15,000       15,000
Investment in Netzee                41,638      41,638      35,800    35,800      30,283       30,283
Other noncurrent assets              1,391       1,391       2,435     2,435       2,667        2,667
                                  --------    --------     -------   -------     -------      -------

         Total assets              156,367     156,367     155,007   155,007     147,564      147,564
                                  ========    ========     =======   =======     =======      =======


Liabilities and shareholders'
 equity

Current liabilities:

     Current maturities of
       long-term debt                  150         150       3,563     3,563          59           59
     Accounts payable and
       accrued liabilities           4,182       4,182       4,120     4,120       2,185        2,185
     Deferred revenue                6,055       6,055       6,502     6,502       5,537        5,537
                                  --------    --------     -------   -------     -------      -------

         Total current
           liabilities              10,387      10,387      14,185    14,185       7,781        7,781

Long-term debt, less
 current maturities                  1,367       1,367          15        15       1,514        1,514
Deferred revenue                       406         406         430       430         381          381
Deferred tax liability              25,264      15,696      25,262    13,345      25,516       11,310
                                  --------    --------     -------   -------     -------      -------

         Total liabilities          37,424      27,856      39,892    27,975      35,192       20,986

Minority interest                      190         190         207       207         192          192

Commitments and
 contingencies

Shareholders' equity:
     Preferred stock                     -           -           -         -           -            -
     Common stock                  108,608     108,608     108,590   108,590     109,101      109,101
     Retained earnings              10,138      19,706       6,352    18,269       3,111       17,317
     Accumulated other
      comprehensive income
      (loss)                             7           7         (34)      (34)        (32)         (32)
                                  --------    --------     -------   -------     -------      -------

         Total shareholders'
           equity                  118,753     128,321     114,908   126,825     112,180      126,386
                                  --------    --------     -------   -------     -------      -------

         Total liabilities
           and shareholders
           equity                  156,367     156,367     155,007   155,007     147,564      147,564
                                  ========    ========     =======   =======     =======      =======

Balance Sheet


                                             March 31,    March 31,     June 30,    June 30,   September 30,   September 30,
                                               2001         2001          2001        2001         2001             2001
                                            As Reported  As Revised   As Reported  As Revised   As Reported     As Revised
Assets
Current assets:

     Cash and cash equivalents                $ 3,079     $ 3,079       $ 4,122      $ 4,122     $ 47,490       $ 47,490
     Short term investments                         -           -             8            8       49,768         49,768
     Accounts receivable, net                  19,663      19,663        18,212       18,212       23,357         23,357
     Deferred tax assets                        4,659       4,659         4,033        4,033        3,776          3,776
     Inventory, prepaid expenses and other      6,277       6,277         6,132        6,132        6,358          6,358
                                              -------     -------       -------      -------     --------       --------

          Total current assets                 33,678      33,678        32,507       32,507      130,749        130,749

Property and equipment, net                    23,516      23,516        24,500       24,500       24,731         24,731
Intangible assets, net                         99,282      99,282       102,608      102,608      101,443        101,443
Advances to Netzee                              7,075       7,075         8,715        8,715        9,950          9,950
Advances to SLM                                                          12,065       12,065
Investment in Netzee                           12,240      12,240         9,722        9,722        3,549          3,549
Other noncurrent assets                         2,859       2,859         2,888        2,888        2,617          2,617
                                              -------     -------       -------      -------     --------       --------
          Total assets                        178,650     178,650       193,005      193,005      273,039        273,039
                                              =======     =======       =======      =======     ========       ========
Liabilities and
   shareholders' equity

Current liabilities:

     Current maturities of
        long-term debt                             32          32            16           16            -              -
     Accounts payable and
       accrued liabilities                      7,330       7,330         4,683        4,683        5,282          5,282
     Deferred revenue                          12,653      12,653        12,858       12,858       10,960         10,960
                                              -------     -------       -------      -------     --------       --------
          Total current
             liabilities                       20,015      20,015        17,557       17,557       16,242         16,242

Long-term debt, less
     current maturities                        11,269      11,269        26,386       26,386            6              6
Deferred revenue                                  507         507           480          480          463            463
Deferred tax liability                         26,638       5,387        26,984        4,668       27,649          2,964
                                              -------     -------       -------      -------     --------       --------
          Total liabilities                    58,429      37,178        71,407       49,091       44,360         19,675

Minority interest                                 210         210           213          213          216            216

Commitments and contingencies

Shareholders' equity:
     Preferred stock                                -           -             -            -            -              -
     Common stock                             129,836     129,836       130,933      130,933      240,193        240,193
     Retained earnings                         (9,856)     11,395        (9,489)      12,827      (11,671)        13,014
     Accumulated other comprehensive
        income (loss)                              31          31           (59)         (59)         (59)           (59)
                                              -------     -------       -------      -------     --------       --------
          Total shareholders' equity          120,011     141,262       121,385      143,701      228,463        253,148
                                              -------     -------       -------      -------     --------       --------
          Total liabilities and
               shareholders' equity           178,650     178,650       193,005      193,005      273,039        273,039
                                              =======     =======       =======      =======     ========       ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     We derive revenues primarily from the following sources:

     Service fees for:

     o core data processing and check imaging systems, support, maintenance and related services and software sales

     o    EFT processing services

     Data communications management

     Equipment and product sales, services and other:

     o    sales of banking-related equipment and complementary products

     o    equipment maintenance and technical support services

     o    related products and services.

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

     We license Renaissance Imaging(TM) check imaging software on an in-house basis, and we generate revenues from up-front license fees and recurring annual maintenance fees charged for this system. We recognize revenues from the licensing of Renaissance Imaging in accordance with Statement of Position 97-2, as discussed above. We also provide check processing and imaging in a service bureau environment under which we generate recurring revenues. On a service bureau basis, we generate revenues based on the volume of items processed. We recognize this revenue as we provide the service.

     We derive EFT revenues principally from processing ATM and debit card transactions. We receive a base fee for providing our ATM processing services and an additional fee for each additional ATM serviced. Once the number of transactions by a financial institution exceeds established levels, typically between 1,500 and 2,500 transactions per month, we charge additional fees for these transactions. For debit card transactions, we currently receive a portion of the interchange fees generated by our financial institution customers, and we charge a monthly fee if our customers do not meet a specified minimum dollar amount of transactions for a particular month. During the second quarter of 2002, we will begin implementation of a new debit card pricing structure, under which we will receive a fee for each transaction processed. Under the new pricing, we will not receive a portion of the interchange fee for processing debit card transactions. We believe that this new pricing structure, once fully implemented, will not materially change our revenues from debit card processing and that it will materially reduce our exposure to any changes in interchange fees that may be implemented by Visa and MasterCard. Most charges due under our EFT service agreements are due and paid monthly.

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

     For the year ended December 31, 2001, approximately 86% of our total revenues were recurring revenues. Recurring revenues result from regular monthly payments by our customers for ongoing services used in connection with their business. These revenues do not include conversion or deconversion fees, initial software license fees, installation fees, hardware sales or similar activities.

     We offer Internet banking and voice response products through Netzee.
We own approximately 28% of Netzee's outstanding common stock. We account for our investment in Netzee under the equity method, which requires us to record Netzee's results of operations in a single line item in our statement of operations titled "equity in loss of affiliate." Until September 1999, however, we owned a majority of Netzee's then outstanding common stock. Our ownership percentage in Netzee decreased to approximately 49% as of September 3, 1999 because of Netzee's issuance of its common stock in connection with transactions that occurred on that date. As a result, we discontinued consolidating Netzee's results of operations with our results of operations. Because we provided unlimited funding to Netzee through the completion of its initial public offering in November 1999, all of Netzee's losses before the completion of the offering were included in that line item rather than our relative percentage of those losses. Since Netzee completed its initial public offering, we record only our relative percentage of Netzee's net losses.

     In February 2000, we completed a public offering of common stock. Our proceeds from this offering, after deducting expenses related to the offering, were approximately $66.0 million. We used the proceeds of this offering to repay certain debt and fund our acquisitions completed in 2000 and 2001 and for working capital and other general corporate purposes.

     In August 2000, we completed the Advanced Computer Enterprises acquisition, which we accounted for as a pooling of interests. Except for the August 2000 acquisition, we have accounted for all of our acquisitions since our initial public offering as purchase transactions in our financial statements.

     On January 4, 2001, we acquired the U.S. core data processing, check imaging and item processing operations, as well as the BancLine software, from SLM. We paid $40.0 million in cash and issued or agreed to issue up to approximately 1.25 million shares of our common stock in the transaction, including up to 385,872 shares that represent contingent consideration. As of December 31, 2001, 78,455 of the contingent shares had been earned and 52,071 shares will never be earned.

     Effective February 1, 2001, we acquired from Netzee the asset/liability and regulatory reporting software of DPSC for approximately $14.1 million in cash and the assumption of $2.4 million of DPSC's net liabilities. Netzee used approximately $8.4 million of the cash proceeds to reduce its line of credit with us.

     In August and September 2001, we completed another public offering of common stock. Proceeds to us from this offering including the over allotment option (after deducting expenses related to the offering) were approximately $107.5 million. We used approximately $26.4 million of the proceeds of this offering to pay certain debt and expect to use the remainder for working capital and other general corporate purposes, to fund future acquisitions (particularly our pending acquisition of iBill) and to fulfill our obligations under our revolving line of credit to Netzee.

     In October 2001, we acquired substantially all of the assets of Holmes and Shaw, Inc. and Superior Forms, Ltd. (together, "HSI"). Based in San Antonio, Texas, HSI is a full service provider of computer output solutions including data processing, laser document printing, and automated mailing services. Consideration for this purchase was approximately $25.2 million cash and assumed liabilities.

     We also completed three other acquisitions during 2001, for which we paid a total of $8.1 million, net, in cash. One of the agreements includes $206,500 in contingent consideration that will be paid and recorded as purchase price consideration if and when the contingencies are resolved.

     As noted in Item 1, Business - Pending Acquisitions, we announced after the close of trading on the Nasdaq Stock Market on March 19, 2002 a major expansion in our merchant processing operations. We have entered into a definitive agreement to acquire the assets of Internet Billing Company, Ltd., a Ft. Lauderdale-based provider of transaction processing for Web merchants. Separately, we also signed a binding letter agreement to acquire Electronic Payment Exchange, Inc., a provider of transaction processing services based in New Castle, Delaware. If we close these acquisitions as we anticipate, they will increase our revenues and earnings. We will have to use a substantial portion of our capital resources to close these acquisitions and integrate them into our businesses.

     We base our expenses to a significant extent on our expectations of future revenues. Most of our expenses are fixed in the short term, and we may not be able to reduce spending quickly if our actual revenues are lower than we expect. To enhance our long-term competitive position, we may also make decisions regarding pricing, marketing, services and technology that could have an adverse near-term effect on our financial condition and operating results.

     Because of the foregoing factors and other risk factors discussed in this report, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results are likely to fall below the expectations of securities analysts or investors in some future quarter. In that event, the trading price of our common stock would likely decline, perhaps significantly.

Results of Operations

     The following table sets forth the percentage of revenues represented by certain items in our consolidated statements of operations for the indicated periods.

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                 1999         2000          2001
                                                                 ----         ----          ----
Revenues .................................................      100.0%        100.0%       100.0%
Costs of services ........................................       39.1          38.7         42.1
Selling, general and administrative expenses .............       40.1          38.8         32.5
Depreciation and amortization ............................        8.5           6.3          8.8
                                                                -----         -----        -----
Total operating expenses .................................       87.7          83.8         83.4
                                                                -----         -----        -----
Operating income .........................................       12.3          16.2         16.6
Other income, net ........................................       74.8          17.0          2.0
                                                                -----         -----        -----
Income before provision (benefit) for income taxes,
   equity in loss of affiliate and minority interest .....       87.1          33.2         18.7
                                                                -----         -----        -----
Provision (benefit) for income taxes .....................       24.5          (3.5)         2.4
Equity in loss of affiliate ..............................      (29.3)        (44.1)       (12.9)
Minority interest ........................................       (0.2)         (0.1)         0.0
                                                                -----         -----        -----
Net income (loss) ........................................       33.1%         (7.5)%        3.4%
                                                                =====         =====        =====

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues. Revenues increased 87.8%, to $130.8 million for the year ended December 31, 2001 from $69.6 million for the year ended December 31, 2000. The $61.1 million increase was primarily related to (a) $59.3 million generated by an increase in service fee income, (b) $1.4 million generated by an increase in data communications management income and (c) $410,000 generated by additional hardware sales. These increases are attributable to both internal growth and acquisitions. The revenue growth is primarily due to volume increases rather than price increases as price increases are generally limited to CPI increases.

     Costs of Services. Costs of services increased 104.1% to $55.0 million for the year ended December 31, 2001 from $27.0 million for the year ended December 31, 2000. The $28.0 million increase was primarily attributable to (a) an increase of $26.5 million related to service fee income (b) $1.1 million related to data communications management, and (c) $374,000 generated by additional hardware sales. As a percentage of revenues, costs of services increased to 42.1% for the year ended December 31, 2001 from 38.7% for the year ended December 31, 2000, primarily due to the acquisitions of SLM and HSI, which had gross margins which were less than InterCept's historical gross margin percentages.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 57.3% to $42.5 million for the year ended December 31, 2001 from $27.0 million for the year ended December 31, 2000. The $15.5 million increase was primarily due to additional personnel, facilities and infrastructure to support our growth and acquisitions and other miscellaneous expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 32.5% for the year ended December 31, 2001 from 38.8% for the year ended December 31, 2000, which was attributable to (a) increased leverage in our business model and (b) the acquisitions of SLM and HSI, which had lower selling, general and administrative expenses as a percentage of revenues than InterCept.

     Depreciation and Amortization. Depreciation and amortization increased 160.8% to $11.5 million for the year ended December 31, 2001 from $4.4 million for the year ended December 31, 2000.

     Operating Income. For the foregoing reasons, operating income increased $10.5 million to $21.8 million for the year ended December 31, 2001 from $11.3 million for the year ended December 31, 2000. As a percentage of revenues, operating income increased to 16.6% for the year ended December 31, 2001 from 16.2% for the year ended December 31, 2000.

     Interest and Other Income, net. Interest and other income decreased $9.1 million to $2.7 million for the year ended December 31, 2001 from income of $11.8 million for the year ended December 31, 2000. The decrease was primarily because we recognized a $600,000 gain related to the increase in our investment value in Netzee for the year ended December 31, 2001 (in accordance with Staff Accounting Bulletin No. 51), compared to an $8.0 million gain of that nature in 2000.

     Provision (Benefit) for Income Taxes. The effective tax rate for the year ended December 31, 2001 excluding the tax benefit recorded on the equity in losses of Netzee was 38.9% as compared to 39.9% for the year ended December 31, 2000. The decrease in rate is mainly due to state tax planning initiatives implemented in 2001.

     Equity in Loss of Affiliate. Equity in loss of affiliate was $16.8 million for the year ended December 31, 2001 and $30.7 million for the year ended December 31, 2000. This amount represents our share of Netzee's losses.

     Minority Interest. Minority interest in income decreased $10,000 to $20,000 for the year ended December 31, 2001 from $30,000 for the year ended December 31, 2000. The decrease was primarily due to reduced profits in ProImage's operations.

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues. Revenues increased 33.0%, to $69.6 million for the year ended December 31, 2000 from $52.4 million for the year ended December 31, 1999. The $17.2 million increase was primarily related to (a) $15.6 million generated by an increase in service fee income, (b) $840,000 generated by an increase in data communications management income and (c) $830,000 generated by additional hardware sales. These increases are attributable to both internal growth and acquisitions.

     Costs of Services. Costs of services increased 31.8% to $27.0 million for the year ended December 31, 2000 from $20.5 million for the year ended December 31, 1999. The $6.5 million increase was primarily attributable to (a) an increase of $5.1 million related to service fee income (b) $840,000 related to data communications management, and (c) $600,000 generated by additional hardware sales. As a percentage of revenues, costs of services decreased slightly to 38.7% for the year ended December 31, 2001 from 39.1% for the year ended December 31, 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 28.7% to $27.0 million for the year ended December 31, 2000 from $21.0 million for the year ended December 31, 1999. The $6.0 million increase was primarily due to additional personnel we hired to support our growth and acquisitions and other miscellaneous expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 38.8% for the year ended December 31, 2000 from 40.1% for the year ended December 31, 2000.

     Depreciation and Amortization. Depreciation and amortization remained constant at $4.4 million for the years ended December 31, 2000 and 1999. During 1999 InterCept had a one-time amortization charge related to Netzee of approximately $1.0 million, which was offset by increased intangibles in 2000.

     Operating Income. For the foregoing reasons, operating income increased $4.8 million to $11.3 million for the year ended December 31, 2000 from $6.5 million for the year ended December 31, 1999. As a percentage of revenues, operating income increased to 16.2% for the year ended December 31, 2000 from 12.3% for the year ended December 31, 1999.

     Interest and Other Income, Net. Interest and other income decreased $27.3 million to $11.8 million for the year ended December 31, 2000 from income of $39.2 million for the year ended December 31, 1999. The decrease was primarily because we recognized only an $8.0 million gain related to the increase in our investment value in Netzee for the year ended December 31, 2000 (in accordance with Staff Accounting

Bulletin No. 51), compared to a $38.9 million gain of that nature in 1999. This decrease was partially offset by interest income of $3.6 million from investments of the proceeds from our public offering of stock in February 2000. For an explanation of the Netzee gain, see note 3 to our financial statements.

     Provision for Income Taxes. The effective tax rate for the year ended December 31, 2000 excluding the tax benefit recorded on the equity in losses of Netzee was 39.9% as compared to 44.3% for the year ended December 31, 1999. The tax provision in 1999 was higher due to the effect of permanent basis differences, including goodwill.

     Equity in Loss of Affiliate. Equity in loss of affiliate was $30.7 million for the year ended December 31, 2000 and $15.4 million for the year ended December 31, 1999. This amount represents our share of Netzee losses.

     Minority Interest. Minority interest decreased $90,000 to $30,000 for the year ended December 31, 2000 from $120,000 for the year ended December 31, 1999. The decrease was primarily due to reduced profits in ProImage's operations.

Liquidity and Capital Resources

     Since our incorporation, we have financed our operations and capital expenditures through cash from operations, borrowings from banks and sales of our common stock. Our initial public offering in June 1998 resulted in net proceeds to us of $14.4 million. We raised $66.0 million through a public offering of common stock in February 2000 and an additional $107.5 million through another public offering of common stock in August and September 2001.

     Cash and cash equivalents were $24.9 million at December 31, 2001. Short-term investments with a maturity of one year or less were $50.3 million. Net cash provided by operating activities was $17.7 million for the year ended December 31, 2001, $9.0 million for the year ended December 31, 2000 and $4.7 million for the year ended December 31, 1999. The increase in the net cash provided by operating activities in 2001 as compared to 2000 was primarily attributable to an increase in earnings and depreciation and amortization partially offset by an increase in accounts receivable. The increase in the net cash provided by operating activities in 2000 as compared to 1999 was primarily attributable to an increase in earnings, excluding the non-cash effects of our investment in Netzee.

     Net cash used in investing activities was $106.9 million in 2001, $60.8 million in 2000 and $18.0 million in 1999. The increase in net cash used for investing activities in 2001 as compared to 2000 relates to cash paid for acquisitions and additional loans to Netzee and SLM. The increase in net cash used in investing activities in 2001 as compared to 1999 was attributable to investment of the proceeds from our offering of common stock completed in September 2000 as well as increased capital expenditures and acquisitions during 2001. Similarly, the increase in net cash used in investing activities in 2000 as compared to 1999 was attributable to investment of the proceeds from our offering of common stock completed in February 2000 as well as increased capital expenditures and acquisitions during 2000.

     Net cash provided by financing activities was $106.1 million for the year ended December 31, 2001, $57.7 million for the year ended December 31, 2000 and $11.9 million for the year ended December 31, 1999. The increase in net cash generated for 2001 compared to 2000 is due to the net proceeds from our offering of common stock completed in September 2001 of $107.5 million, offset by repayments of borrowings under our credit facility using a portion of the offering proceeds. Similarly, the increase in net cash generated for 2000 compared to 1999 is due to the net proceeds from our offering of common stock completed in February 2000 of $65.5 million, offset by repayments of borrowings under our credit facility using a portion of the offering proceeds.

     Together with John H. Harland Company, we provide a revolving line of credit to Netzee. On March 29, 2002 we amended this facility to reduce the total amount of credit available and to extend the termination date to April 10, 2003. We currently provide to Netzee an $18.0 million revolving line of credit secured by substantially all of Netzee's assets. Of the total $18.0 million available to Netzee, we provide approximately $14.0 million and Harland provides approximately $4.0 million on a pro rata basis with us provided that we are obligated to advance the last $1.0 million without Harland's participation. In February 2001, we paid Netzee $14.1 million in cash and assumed $2.4 million of DPSC's net liabilities in exchange for regulatory reporting software and other assets formerly owned by Netzee's subsidiary, DPSC. Netzee has subsequently borrowed additional funds from us, and as of December 31, 2001, Netzee owed us a total of $10.1 million under this line of credit including accrued interest of approximately $182,000. Borrowings under this line of credit bear interest at prime plus 2%. Total interest on all borrowings for 2000 and 2001 was approximately $1.1 million and $1.1 million, respectively. We finance this line of credit with cash on hand and additional borrowings under our credit facility with First Union. Netzee may require additional funds to support its operations and to repay its borrowings from us. Netzee may seek to raise capital through public or private offerings of debt or equity, the sale of assets or from other sources. No assurance can be given that additional funds will be available on terms favorable to Netzee, if at all. Netzee's ability to continue as a going concern and to meet its obligations as they come due may depend upon its ability to raise additional capital funds.

     On May 31, 2001, we entered into a loan agreement with SLM under which we loaned SLM $12.0 million subject to various terms and conditions. Borrowings under the loan agreement bore interest at an annual rate equal to the one-month LIBOR plus 2% and were secured by up to approximately 1.25 million shares of our common stock then held or that may be earned by SLM. The loan was scheduled to mature on December 31, 2002. On August 13, 2001, SLM repaid the loan, including accrued interest, in full from the net proceeds of SLM's sale of 610,000 shares of our common stock in our public offering closed on that date.

     On December 3, 2001, we entered into a loan agreement with SLM under which we agreed to lend SLM $7.0 million subject to various terms and conditions. Borrowings under the loan agreement bear interest, payable upon maturity, at the prime rate and are secured by up to 591,871 shares of InterCept common stock that SLM now holds or may earn. The loan matures on September 30, 2002 and requires mandatory prepayments from the proceeds of sales of our common stock by SLM until the loan is repaid in full.

     During 2001, we entered into an amended and restated credit facility with First Union National Bank. Under this facility we may borrow up to $50.0 million for working capital and to fund acquisitions and related expenses. The First Union credit facility contains provisions that require us to maintain certain financial ratios and minimum net worth amounts and which restrict our ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay dividends. This credit facility matures on June 1, 2004. Interest is payable monthly, and outstanding principal amounts accrue interest, at our option, at an annual rate equal to either (a) a floating rate equal to the lender's prime rate minus 0.25% or (b) a fixed rate based upon the 30-day LIBOR rate plus applicable margins. On December 31, 2001, the interest rate under this facility was approximately 3.12% per year, and approximately $460,000 was outstanding under this facility.

     We funded the cash portion of the purchase price of our acquisitions in 2000 and 2001 through the use of cash on hand and borrowings under our line of credit with First Union National Bank.

     In the second quarter of 2002, we anticipate using a substantial portion of the capital resources available to us to fund the $112.0 million purchase price of iBill and up to $11.0 million of immediate working capital needs of EPX. To provide the approximately $123 million in cash we need for these purposes, we intend to draw on our First Union credit facility and use the remaining net proceeds from our 2001 public offering of common stock.

     As a result, our operating cash flows will be our principal source of short-term liquidity. Accordingly, we are unlikely to make any additional acquisitions that require a material amount of cash until we raise additional capital. We believe that to the extent that we rely on cash flows from operations to meet our short-term funding requirements, a decrease in demand for our products and services would not result in a material reduction in the availability of those funds. Because most of our customer contracts require the payment of monthly charges and have original terms of three to five years, we have a high percentage of recurring revenues.

     We believe that, other than our need for cash to fund our pending acquisitions, funds to be provided by operations will be sufficient to meet our anticipated capital expenditures and liquidity requirements for at least the next 12 months. We intend to grow, in part, through strategic acquisitions. Assuming we are able to raise additional capital, we expect to make additional expenditures to make acquisitions and integrate the acquired companies. We can give no assurances with respect to the actual timing and amount of the capital we raise or of the acquisitions we may make with the capital so raised. In addition, no assurance can be given that we will complete any acquisitions on terms favorable to us, if at all, or that additional sources of financing will be available to us.

Critical Accounting Policies

     Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies involve the most complex or subjective decisions or assessments and affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

     Revenues include service fees, data communication management fees, equipment sales, installation and maintenance, software license fees, and software maintenance. We recognize service fee income and data communication management fees as services are performed. We recognize revenue from equipment sales and installations upon installation of the product, and any related maintenance revenue is recognized ratably over the period during which the services are performed. We also generate revenues from the licensing of our core data processing systems. We recognize revenue for licensing these systems in accordance with Statement of Position 97-2, "Software Revenue Recognition" issued by the American Institute of Certified Public Accountants. Software license, hardware, and installation revenue is recognized after we have a signed non-cancelable license agreement, have installed the products, and have fulfilled all significant obligations to the customer. Maintenance fees are recognized over the term of the maintenance period. We sell certain of our software and hardware products under five-year, sales-type lease agreements through which customers pay five equal advance payments. These leases incorporate the initial installation and ongoing license fee for five years. Revenue for all lease agreements, with the exception of revenue attributable to equipment, which is recognized upon installation, is deferred and recognized ratably over the period of the lease.

Allowance for doubtful accounts

     We record an allowance for doubtful accounts based on estimates of losses related to customer receivables balances. We develop estimates by evaluating specific customer accounts for risk of loss as well as historical credit memo data and other known factors for billing disputes that arise in the normal course of business.

Fair value of assets acquired and liabilities assumed in purchase combinations

     The purchase combinations carried out by us require us to estimate the fair value of the assets acquired and liabilities assumed in our business. In general, we determine the fair value based upon information supplied by the management of the acquired entities and valuations by independent appraisal experts. The valuations have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. In connection with our acquisitions, we have recorded a significant amount of intangible assets. These assets are being amortized over the expected economic lives of the assets, generally ranging from 7 to 20 years. If we determine that we have over-estimated the economic life of these assets, we will begin to amortize the remaining unamortized carrying value of the assets over the newly estimated life. Accordingly, depreciation and amortization expense could be increased, and the amount of any increase could be material to our results of operations.

     We also recorded a significant amount of goodwill in connection with our acquisitions. Through the end of 2001, we evaluated goodwill for impairment whenever indicators of impairment existed based on undiscounted projected future cash flows. If the carrying value of the goodwill was less than the undiscounted projected future cash flows, no impairment would be recognized. Beginning January 1, 2002, we adopted a recently issued accounting standard that requires us to evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. The evaluation will be based upon a comparison of the estimated fair value of the unit of our business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation will be estimated based upon discounted future cash flow projections for the unit. These cash flow projections will be based on a number of assumptions as discussed above. If a change in estimate of fair value occurs after one year of the acquisition, the change would be recorded in our statement of operations.

     To date, we have not recorded an impairment of our goodwill or intangible assets. We believe that assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

  Investment in and advances to Netzee

     We currently own approximately 28% of Netzee's common stock. We account for our investment in Netzee using the equity method of accounting, under which the operations of Netzee are recorded on a single line item in our statements of operations, "equity in loss of affiliate." We do not consolidate Netzee's results of operations with our results of operations. Because we provided unlimited funding to Netzee until the completion of their initial public offering in November 1999, all of Netzee's losses prior to the completion of the offering are included in that line item rather than our relative percentage of those losses. Following the completion of the initial public offering, we have recorded only our relative percentage of Netzee's net losses. During 1999 and 2000, Netzee issued shares of common stock at a price above book value. As a result, we increased our investment in Netzee and recorded gains to reflect the increase in the value of our investment. We then decreased our investment for our portion of Netzee's losses described above.

     We review our investment in Netzee in accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." APB Opinion No. 18 provides that "a loss in value of an investment which is other than a temporary decline should be recognized." We compare our carrying value of the investment to the fair market value of the stock over time in order to determine when a loss in value that is other than temporary has occurred. As of December 31, 2001, our investment in Netzee was $1.5 million. The corresponding fair market value of our shares of Netzee's common stock was approximately $1.6 million, and thus we concluded that our investment was not impaired. Additionally, we have evaluated the business and financial projections of Netzee and have concluded, based on our review, that the amounts due from Netzee are collectible. Therefore, we have not established a reserve for the note as of December 31, 2001.

Relationship with Netzee

     InterCept and Netzee maintain a relationship to cross-market each other's products and services. During 2000 and 2001, we received $375,000 and $131,000, respectively, in commissions related to Netzee sales. We also shared certain facilities with Netzee and provided certain administrative services to Netzee. We charged Netzee approximately $163,000 and $108,000 in 2000 and 2001, respectively, for these shared costs. During 2000 and 2001, Netzee used us to purchase certain hardware and software used to implement Netzee's Internet and telephone banking products. In addition, we assisted Netzee in managing the ordering and inventory process related to this equipment. During 2000 and 2001, Netzee incurred approximately $435,000 and $152,000, respectively, in costs to purchase the equipment, which included a fee to us for their services.

Relationship with SLM

     We provide telecommunications network and operations services and customer support services to SLM, as well as computer programming services. We recorded revenue of approximately $1.8 million related to services provided to SLM in 2001. We also charged SLM approximately $200,000 during 2001 for rent and building expenses related to certain SLM operations maintained at InterCept's facility. We have made two loans to SLM as described above in liquidity and capital resources and one of those loans remains outstanding.

Disclosure Regarding Forward-Looking Statements

     We make forward-looking statements in this annual report. These statements are subject to risks and uncertainties, and we cannot assure you that they will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like "believe," "expect," "anticipate," "predict," "project," "potential," "seek," "continue," "will," "may," "could," "intend," "plan," "pro forma," "estimate," "goal," "strive" and similar expressions, we are making forward-looking statements.

We believe that the expectations reflected in our forward-looking statements are reasonable, but we cannot be sure that we will actually achieve these expectations. Projections or estimates of our future performance are necessarily subject to a high degree of uncertainty and may vary materially from actual results. In evaluating forward-looking statements, you should carefully consider various factors discussed below.

     Some of the following risks will apply to us only if we close our pending acquisitions of iBill and EPX as we expect. Please see in particular the risks under the heading Risks Related to Our Pending Acquisitions of iBill and EPX. Although we anticipate closing both acquisitions, we cannot assure you that we will in fact do so. If we do not complete the acquisitions of iBill and EPX for any reason, these particular risks will not apply to us, but our failure to close the acquisitions may have adverse consequences for us. For example, the price of our common stock may decline if the current market price of our common stock reflects an assumption that we will complete these acquisitions. In addition, our failure to close these acquisitions after having announced them may negatively affect our ability and prospects for consummating acquisitions in the future. Also, we have already incurred substantial costs related to these acquisitions that we must pay even if we do not close the acquisitions.

RISKS RELATED TO OUR OPERATIONS

     Our rapid growth could strain our managerial, operational and financial resources, and our failure to manage our growth could cause our business to suffer.

     Our internal growth and acquisitions since our initial public offering in June 1998 have placed great demands on our business, particularly our managerial, operational and financial personnel and systems. For example, we have grown from approximately 170 employees on March 31, 1998 to approximately 1,300 employees on March 31, 2002. If we close the iBill and EPX transactions as we anticipate, we will add approximately 300 employees. Additional internal growth and acquisitions may further strain our resources. We cannot assure you that our systems, procedures, controls and existing facilities will be adequate to support the expansion of our operations, while maintaining adequate levels of customer service and satisfaction. Our future operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. Our failure to respond to and manage changing business conditions as we expand could diminish the quality of our products and services, result in the loss of customers and weaken our operating results.

Our acquisitions could result in integration difficulties, unexpected expenses, diversion of management's attention and other negative consequences.

     As part of our growth strategy, we have made numerous acquisitions since our initial public offering in June 1998, and we have two significant pending acquisitions. We plan to continue to acquire complementary businesses, products and services as a key element of our growth strategy. We must integrate the technology, products and services, operations, systems and personnel of acquired businesses with our own and attempt to grow the acquired businesses as part of our company. The integration of other businesses is a complex process and places significant demands on our management, financial, technical and other resources. The successful integration of businesses we have acquired in the past, are currently in the process of acquiring and may acquire in the future, is critical to our future success. If we are unsuccessful in integrating these businesses, our financial and operating performance could suffer. The risks and challenges associated with the acquisition and integration of acquired businesses include:

     o we may be unable to centralize and consolidate our financial, operational and administrative functions with those of the businesses we acquire;

     o our management's attention may be diverted from other business concerns;

     o we may be unable to retain and motivate key employees of an acquired company;

     o we may enter markets in which we have little or no prior direct experience;

     o litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses;

     o the costs necessary to complete integration may exceed our expectations or outweigh some of the intended benefits of the transactions we complete;

     o we may be unable to maintain the customers or goodwill of an acquired business; and

     o the costs necessary to improve or replace the operating systems, products and services of acquired businesses may exceed our expectations.

     We may be unable to successfully integrate our acquisitions with our operations on schedule or at all. We cannot assure you that we will not incur large accounting charges or other expenses in connection with acquisitions or that acquisitions will result in cost savings or sufficient revenues or earnings to justify our investment in, or our expenses related to, these acquisitions.

If we do not continue to expand our sales force and our marketing relationships, we may be unable to continue our growth.

     Our ability to expand our business will depend significantly upon our ability to expand our sales and marketing force and our strategic marketing relationships. Competition for experienced sales and marketing personnel is intense, and we may not be able to retain our existing personnel or locate and attract additional qualified personnel in the future. In addition, if we lose any of the relationships with various banking-related organizations for the marketing and endorsement of our products and services or are unable to enter into new ones, growth in our customer base and revenues could be impaired.

Competition may impede our ability to acquire other businesses and may inhibit our growth.

     A significant part of our historic growth has been generated by acquisitions. We anticipate that a portion of our future growth may be accomplished through acquisitions. The success of this strategy depends upon our ability to identify suitable acquisition candidates, reach agreements to acquire these companies and obtain necessary financing on acceptable terms. In pursuing acquisition and investment opportunities, we may compete with other companies that have similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than we have. This competition may render us unable to acquire businesses that could improve our growth or expand our operations.

If our stock price drops, our ability to acquire other businesses will be impaired.

     We have financed the acquisitions we have completed since our initial public offering with a combination of our common stock, cash from common stock offerings, cash from our operations and borrowings made under our line of credit with First Union. If our stock price declines as a result of general market conditions or otherwise, the shareholders of businesses that we seek to acquire may be unwilling to accept our common stock in exchange for their businesses. In that case, we would be required to use larger portions of our line of credit or cash from operations to continue to complete acquisitions, which would decrease our working capital and increase our interest expense. This could have a material negative impact on our financial performance and results of operations.

Our credit facility with First Union restricts our ability to complete acquisitions without First Union's consent.

     We must comply with the financial and other covenants of the credit facility to be able to draw on our credit facility to fund our acquisitions. In addition First Union must approve any acquisition by us which has a purchase price in excess of $10 million. If we are unable to borrow funds under our credit line, we may be unable to make acquisitions that could be helpful to our business.

The loss of our chief executive officer could have a material adverse effect on our business.

     John W. Collins, our chief executive officer, has substantial experience with our operations and our industry and has contributed significantly to our growth. Although we maintain key man life insurance on Mr. Collins and he works for us under the terms of an employment agreement, our customer and marketing relationships would likely be impaired and our business would likely suffer if we lost the services of Mr. Collins for any reason.

If our processing centers or communications network suffers a systems failure or interruption, we may face customer service issues and be liable for damage suffered by our customers.

     Our operations depend upon our ability to protect our processing centers, network infrastructure and equipment. Damage to our systems or equipment or those of third parties that we use may be caused by natural disasters, human error, power and telecommunications failures, intentional acts of vandalism and similar events. Although we do have data and item processing centers in several locations that serve as back-ups for each other, we maintain only a single data communications switching facility and do not maintain a back-up location for our frame relay network hardware. Interruption in our processing or communications services could delay transfers of our customers' data, or damage or destroy the data. Sudden increases in ATM usage or debit card activity could result in slow response times in our network. Any of these occurrences could result in lawsuits or loss of customers, and may also harm our reputation.

We depend on other providers for products and services necessary to our business, and if we cannot obtain satisfactory products and services on favorable terms, or at all, our business could suffer.

     We rely on other providers for Internet and telephone banking products and services, ATM and debit card manufacturing, fiber optic communications and other products and services that are essential to our business. For example, we use and market the Internet and telephone banking services of our affiliate, Netzee. If Netzee or any of our other providers terminates or changes its relationship with us, or if for any reason we are unable to obtain its products and services on favorable terms, we may be unable to meet our customers' needs on a timely basis. Similarly, if any of these providers is permanently or temporarily unable to provide its products and services to us as the result of natural disasters, technical difficulties or otherwise, we may be unable to provide our products and services to our customers. If the performance of these third party products and services does not meet our customers' expectations, it may damage our current customer relationships, harm our reputation and inhibit our ability to obtain new customers.

If our products and services contain errors, we may lose customers and revenues and be subject to claims for damages.

     Our new products and services and enhancements to our existing products and services may have undetected errors or failures, or could fail to achieve market acceptance, despite testing by our current and potential customers and by us. If we discover errors after we have introduced a new or updated product to the marketplace, we could experience, among other things:

     o    delayed or lost revenues while we correct the errors;

     o    a loss of customers or delay in market acceptance; and

     o additional and unexpected expenses to fund further product development.

     Our agreements with our customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. These provisions may not be effective because of existing or future federal, state or local laws or ordinances, or unfavorable judicial decisions. If our products and services fail to function properly, we could be subject to product liability claims, which could result in increased litigation expense, damage awards and harm to our business reputation.

Because our business involves the electronic storage and transmission of data, security breaches and computer viruses could adversely affect us.

     Our online transaction processing systems electronically store and transmit sensitive business information of our customers. The difficulty of securely storing confidential information electronically has been a significant issue in conducting electronic transactions. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, such as banking records or credit information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and terminate their agreements with us, and could inhibit our ability to attract new customers.

Technological changes may reduce the demand for our products and services or render them obsolete.

     The introduction of new technologies and financial products and services can render existing technology products and services obsolete. We expect other vendors to continually introduce new products and services, as well as enhancements to their existing products and services, that will compete with our products and services. To be successful, we must anticipate evolving industry trends, continue to apply advances in technology, enhance our existing products and services and develop or acquire new products and services to meet the demands of our customers. We may not be successful in developing, acquiring or marketing new or enhanced products or services that respond to technological change or evolving customer needs. We may also incur substantial costs in developing and employing new technologies. If we fail to adapt to changes in technologies, we could lose customers and revenues, and fail to attract new customers or otherwise realize the benefits of costs we incur.

We may not be able to protect our intellectual property rights.

     We attempt to protect our software, documentation and other written materials under trade secret and copyright laws, confidentiality procedures and contractual provisions, which afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We cannot be sure that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

If others claim that we have infringed their intellectual property rights, we could be liable for significant damages.

     We do not believe that any of InterCept's products infringe the proprietary rights of third parties. We cannot be sure, however, that third parties will not make infringement claims, and we have agreed to indemnify many of our customers against those claims. We have recently discovered that EPL, Inc., which sells software and services to credit unions, has filed a trademark registration application with the United States Patent and Trademark Office for the name "TellerPlus." The EPL mark and registration could adversely affect our use of the mark "TellerPlus" with respect to banks. We anticipate that the number of infringement claims will increase as the number of products and services increases and the functionality of products in different industry segments overlaps. Any of those claims, whether with or without merit, could be time-consuming, result in costly litigation and may not be resolved on terms favorable to us.

Fluctuations in our operating results may negatively affect the trading price of our common stock.

     Our operating results have varied in the past and may fluctuate significantly in the future as a result of many factors. These factors include:

     o the possible negative impact of implementing our growth and acquisition strategies, including accounting charges and other expenses associated with our acquisitions;

     o    the loss of customers or strategic relationships;

     o    competition and pricing pressures;

     o    a reduction in recurring revenues as a percentage of total revenues;

     o increased operating expenses due to launches of new products and services, and sales and marketing efforts; and

     o changes in interchange and transaction fees of MasterCard(R) and Visa(R).

     Many factors that affect our operating results are outside of our control. Because of these factors, it is likely that in some future period our financial results will fall below the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline, perhaps significantly.

If we fail to comply with privacy regulations imposed on providers of services to financial institutions, our business could be harmed.

     As a provider of services to community financial institutions, we are required to comply with privacy regulations imposed on financial institutions. We are bound by the same limitations on disclosure of the information received from our customers as apply to the financial institutions themselves. If we fail to comply with these regulations, we could damage our customer relationships, harm our reputation and inhibit our ability to obtain new customers.

Our limited combined operating history makes it difficult to evaluate our business.

     Since our incorporation in May 1996 we have completed numerous acquisitions, including several acquisitions in 2001. The financial information included in this annual report is based in part on the separate pre-acquisition financial results of the companies we have acquired. As a result, your evaluation of us is based on a limited combined operating history. Our historical results of operations and our other financial information may not give you an accurate indication of our future results of operations or prospects.

RISKS RELATED TO OUR OWNERSHIP IN NETZEE

Because we own a minority interest in Netzee and Netzee is expected to continue to have significant losses, our future financial performance may be adversely affected.

     In September 1999, we completed a series of transactions that removed from our operations some Internet and telephone banking products and services that we purchased during 1999. Netzee, of which we own approximately 28% of its outstanding common stock, now conducts these operations. Our historical financial results for 1999 therefore include results of operations that we no longer have. Although we no longer include Netzee's operations in our financial results on a combined basis, we record a relative percentage of the operating income and losses of Netzee in a single line item on our statement of operations, "equity in loss of affiliate." Netzee has a history of losses and may never become profitable. The impact of Netzee's results of operations on our financial condition, including our shareholders' equity, is uncertain, and we cannot be sure that we will benefit from our ownership in Netzee.

If Netzee does not become profitable, it may not be able to repay the loans we have made and may make to it in the future.

     We provide to Netzee, jointly with John H. Harland Company, an $18.0 million revolving line of credit secured by substantially all of Netzee's assets. Of the total $18.0 million available to Netzee, we provide approximately $14.0 million and Harland provides approximately $4.0 million on a pro rata basis with us provided that we are obligated to advance the last $1.0 million without Harland's participation. As of March 25, 2002, the total amount outstanding on InterCept's loans to Netzee was approximately $10.5 million. We may lend additional amounts to Netzee to fund its working capital needs or operations. Netzee has a history of losses and may never become profitable. As a result, Netzee may be unable to repay the loans we made to it, which would reduce the value of our investment in Netzee and our shareholders' equity.

Our relationship with Netzee presents potential conflicts of interest, which may result in decisions that favor Netzee over our shareholders.

     Because Netzee and InterCept are both engaged in the sale of technology products and services to community financial institutions, numerous potential conflicts of interest exist between our companies. We compete with each other when offering some products and services to potential customers. Our bylaws contain provisions addressing potential conflicts of interest between us and Netzee and the allocation of transactions that, absent the allocation, could constitute corporate opportunities of both companies. Under these provisions, Netzee may take advantage of a corporate opportunity rather than presenting that opportunity to us, absent a clear indication that the opportunity was directed to us rather than to Netzee.

     Our existing and future agreements and relationships with Netzee have not resulted and will not necessarily result from arm's length negotiations. Two of our directors serve as directors and are significant shareholders of Netzee. One of those directors, Donny R. Jackson, was our President until October 2000 and is currently the Chief Executive Officer of Netzee. John W. Collins, our Chairman and Chief Executive Officer, is the Chairman of the Board of Directors of Netzee. When the interests of Netzee diverge from our interests, Netzee's officers and directors may exercise their influence in Netzee's best interests. Therefore, our agreements and relationships with Netzee may be less favorable to us than those that we could obtain from unaffiliated third parties. Moreover, many of the transactions between Netzee and us do not lend themselves to precise allocations of costs and benefits. Thus, the value of these transactions will be left to the discretion of the parties, who are subject to potentially conflicting interests.

     Other than the provisions of our bylaws relating to corporate opportunities, the only mechanism in place to resolve these conflicts of interest is our policy that transactions with affiliated parties be approved by a majority of our disinterested directors. Nevertheless, due to the extensive relationships between Netzee and us, we may make decisions that potentially favor Netzee or its affiliates at the expense of our shareholders. Furthermore, Georgia law may prohibit you from successfully challenging these decisions if the decision receives the affirmative vote of a majority, but not less than two, of our disinterested directors who received full disclosure of the existence and nature of the conflict.

The inability of Netzee to continue as a going concern, or its receipt of an audit report from its independent auditors that is qualified to that effect, or to continue trading on the Nasdaq National Market could materially affect the price of our common stock.

     Because of our significant ownership interest in Netzee, Netzee's low stock price and concerns about its financial viability may affect our stock price. Nasdaq has notified Netzee that it is out of compliance with Nasdaq's $5.0 million minimum market value requirements. If Netzee fails to comply with this requirement, it will be subject to delisting. The value of our minority interest in Netzee is based in part on the fair market value of Netzee's common stock as reported on the Nasdaq National Market. As of December 31, 2001, the carrying value of our investment in Netzee was $1.5 million, which was less than the market value of $1.6 million as of that date. As of March 25, 2002, the market value of our investment in Netzee is approximately $560,000. If Netzee becomes unable to continue as a going concern, we will have to write down the carrying values of our investment in and our outstanding advances to Netzee. If we take these actions, our stock price may be adversely affected.

We could face liabilities due to our large stock ownership of Netzee and the number of our directors who also serve as directors of Netzee.

     Because we own approximately 28% of Netzee's outstanding common stock and two of Netzee's six directors are also directors of InterCept, we could be subject to various liabilities related to Netzee's business and operations. For example, if Netzee were sued in a lawsuit, we could be named a co-defendant as a result of our ownership interest in and director relationships with Netzee. Although we do not believe that would be proper cause for us to be liable, any lawsuit in which we are a named defendant could result in large litigation expenses and distract us from running our business while we defend our position.

RISKS RELATED TO OUR INDUSTRY

Because many of our competitors have significantly greater resources than we do, we may be unable to gain market share.

     Because our business includes a variety of products and services, we generally face different competitors within each area of our business. In our core banking and data processing business, we compete with numerous companies that have national operations and significant assets. Our principal EFT competitors include regional ATM networks, regional and local banks that perform processing functions, non-bank processors and other independent technology and data communications organizations. In each of these areas, many of our competitors have longer operating histories, greater name recognition and substantially greater resources than we do. If we compete with them for the same geographic market, their financial strength could prevent us from capturing market share in those areas. In addition, the competitive pricing pressures that would result from an increase in competition from these companies could have a material adverse effect on our business, financial condition and results of operations. Some of our competitors have established cooperative relationships among themselves or with third parties to increase their ability to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

     We cannot assure you that we will be able to compete successfully with existing or new competitors. If we fail to adapt to emerging market demands or to compete successfully with existing and new competitors, our business, financial condition and results of operations would be materially adversely affected.

If current legal actions against Visa and MasterCard result in a reduction of the interchange fees those companies may charge, our revenues may decrease.

     We generate a significant amount of revenue from interchange fees, which are the interbank fees paid by merchants when they accept credit and debit cards. The interchange fees are set by Visa and MasterCard. Visa and MasterCard have been sued by the Department of Justice, or DOJ, for alleged violation of the Federal antitrust laws arising out of their respective functionally identical policies of (a) allowing members in the respective organization to issue cards participating in the other organization's system, and (b) prohibiting their members from issuing cards in competing systems other than Visa, MasterCard or Citigroup, the largest owner/member of Visa and MasterCard. The potential impact of this litigation on us depends upon whether or not the DOJ is successful, and if it is successful, the relief ordered by the court.

     Visa and MasterCard also have been sued in a class action case brought by merchants who allege that Visa and MasterCard's tying rules - which require merchants who accept Visa and MasterCard credit cards to accept all cards associated with their logos, including debit cards - violate antitrust laws. The merchants contend that the Visa and MasterCard interchange fees for debit cards are too high and that they should be able to choose whether to accept those debit cards. If this class action lawsuit is successful and the interchange fees that Visa and MasterCard charge merchants are reduced, the revenues that we derive from interchange fees could be materially reduced.

Community financial institutions are subject to industry consolidation, and we may lose customers with little notice.

     We market our products and services primarily to community financial institutions. Many large financial institutions perform their own transaction processing and data communications management and therefore do not use third party providers like us. The banking industry is prone to consolidations that result from mergers and acquisitions. Our existing customers may be acquired by or merged with other financial institutions. Any purchase or merger may result in a lost customer for us because the acquiring financial institution may not use our products and services. Although we have included in most of our contracts a charge for early termination of the contract without cause, these charges would be insufficient to replace the recurring revenues that we would have received if the financial institution had continued as a customer.

The banking industry is highly regulated, and changes in banking regulations could negatively affect our business.

     Our banking customers are subject to the supervision of several state and federal government regulatory agencies. If bank regulations change, or if new regulations are adopted to regulate the products and services offered or used by community financial institutions, we could suffer an increase in the costs of providing our products and services. Moreover, if any new or revised regulations diminish the need for our services, we could lose customers and suffer a decline in revenues.

We are subject to government and private regulation, and an increase in regulatory requirements or tax burdens could place a strain on our business.

     Various federal and state regulatory agencies examine our data processing operations from time to time. These agencies can make findings or recommendations regarding various aspects of our operations, and we generally must follow those recommendations to continue our data processing operations. If we fail to comply with these regulations, our operations and processing revenues could be negatively affected.

     Our ATM network operations are subject to federal regulations governing consumers' rights. Fees charged by ATM owners are currently regulated in several states, and legislation regulating ATM fees has been proposed in several other states. Additional legislation may be proposed and enacted in the future, or existing consumer protection laws may be expanded to apply to ATM fees. If the number of ATMs decreases as a result of such legislation, then our EFT revenues may decline. Furthermore, we are subject to the regulations and policies of various ATM and debit card associations and networks. If we lost our privileges to provide transaction processing services across these networks, our revenues from ATM and debit card transaction processing would decrease significantly.

     As a transaction processing company, we may be subject to state taxation of certain portions of the fees charged for our services. Application of this tax is an emerging issue in the industry, and the states have not yet adopted uniform guidelines implementing these regulations. If we are required to bear all or a portion of these costs and are unable to pass these costs through to our customers, our financial condition and results of operations would be adversely affected.

RISKS RELATED TO OUR PENDING ACQUISITIONS OF IBILL AND EPX

Our revenues from the sale of services to merchants who use Visa and MasterCard are dependent upon our continued Visa and MasterCard certification and financial institution sponsorship, and loss or suspension of this certification and sponsorship could adversely affect our business.

     To provide our transaction processing services, we must be designated a certified processor by, and be a member service provider of, MasterCard and be designated as an independent sales organization of Visa. This designation depends on our being sponsored by member clearing banks of both organizations and our continuing adherence to the standards of the Visa and MasterCard associations. The member financial institutions of Visa and MasterCard, some of which are our competitors, set the standards with which we must comply. If we fail to comply with these standards, our designation as a certified processor, a member service provider or an independent sales organization could be suspended or terminated. The termination of our member service provider status or our status as a certified processor, or any changes in the Visa and MasterCard rules that prevent our registration, or otherwise limit our ability to provide transaction processing and marketing services for the Visa or MasterCard organizations, would result in the loss of business from Visa or MasterCard issuing customers, and lead to a severe reduction in our revenues.

If our charge-back rate becomes excessive, credit card associations can fine us or terminate our ability to accept credit cards for payment.

     In cases of fraud or disputes between cardholders and merchants, we face charge-backs when cardholders dispute items for which they have been billed. Charge-backs may arise from the unauthorized use of the cardholder's name or bank account information or from a cardholder's claim that a merchant failed to perform. If a billing dispute between a credit card holder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant, and the purchase price is refunded to the cardholder. If our charge-back rate becomes excessive, credit card associations can fine us or terminate our ability to accept credit cards for payment. If we are prohibited from accepting credit cards for payment, our ability to compete could be impaired and our business would suffer.

     In the third quarter of 2001, Visa determined that iBill violated its operating rules by having excessive charge-backs which resulted in fines. We may incur excessive charge-backs in the future that could result in additional fines or the termination of our ability to accept credit cards for payment, either of which would adversely affect our financial condition and results of operations.

Changes in card association fees, products or practices could increase our costs or otherwise limit our operations.

     From time to time, Visa, MasterCard, Discover, American Express and Diners Club increase the organization and/or processing fees (known as interchange fees) that they charge for each transaction using their card. For example, in April 1999 Visa and MasterCard increased their fees by up to 10%. Competitive pressures might force us to absorb a portion of those increases in the future, which would increase our operating costs and reduce our margins. Furthermore, the rules and regulations of the various card associations and networks prescribe certain capital requirements. Any increase in the capital level required would further limit our use of capital.

Online payment processing systems might be used for illegal or improper purposes, which could expose us to additional liability and harm our business.

     Despite our efforts to review and monitor the types of transactions we process, all online payment processing systems remain susceptible to potentially illegal or improper uses. These may include illegal online gaming, fraudulent sales of goods and services, software and other intellectual property piracy, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Our business could suffer if customers use our system for illegal or improper purposes.

Our product features may infringe claims of third-party patents, which could affect our business and profitability.

     We could be sued for patent infringement. If we are unable to defend ourselves successfully against these lawsuits, we could be required to restructure our payment system, stop offering our payment product altogether, or pay substantial damages. If all or any portion of our service were found to infringe a patent and we are unable to obtain a license, or if a preliminary injunction were issued, we could be required to restructure our payment system, stop offering our payment product altogether, or pay substantial damages, which could have a material adverse effect on our business, prospects, results of operations and financial condition. We could be sued at any time in the future by persons claiming patent infringement. iBill is presently defending a patent infringement lawsuit. If all or any portion of our services were found to infringe this patent, we could be required to restructure our payment system, stop offering our payment product altogether or pay substantial damages. Even if we prevail in a lawsuit, litigation can be expensive and can consume substantial amounts of management time and attention.

Because some of the transactions iBill processes are for the adult entertainment industry, our reputation with our customers and in the investment community may be harmed and the price of our common stock may decline.

     iBill processes transactions for merchants in many different industries, including the adult entertainment industry. Certain current and potential customers as well as investors, lenders, and others may be reluctant or refuse to do business with us, participate in the market for our common stock, provide financing, or offer related services because we process transactions for the adult entertainment industry. This may negatively affect our business, financial results, the price of our common stock or limit our ability to raise capital in the future.

Our customers may not adopt our online payment methods as soon as we intend, which would limit our growth and may cause our stock price to decline.

     Our future profitability will depend, in part, on our ability to implement our strategy to increase adoption of our online payment methods. We cannot assure you that the relatively new market for online payment mechanisms will remain viable. We expect to invest substantial amounts to:

     o    drive merchant awareness of electronic payments;

     o encourage merchants to sign up for and use our electronic payment products;

     o enhance our infrastructure to handle seamless processing of transactions;

     o    continue to develop our technology; and

     o    diversify our customer base.

     We may fail to increase the adoption of our electronic payment methods as we intend, which would adversely impact revenues and cause our business to suffer.

We face strong competition in the merchant processing and online processing businesses.

     In our online processing business we will compete with other online processing companies like Global Payment Technologies, Inc. and PayPal, Inc. In our merchant processing business, we will compete with large merchant processors like Chase Merchant Systems, National Processing, Paymentech, U.S. Bancorp, First Data, Concord EFS and others. In each of these areas, many of our competitors have longer operating histories, greater name recognition and substantially greater resources than we do. We cannot assure you that we will be able to compete successfully with these and other existing or new competitors.

OTHER RISKS OF OWNING OUR STOCK

A few people control a large portion of our stock and may vote their shares in ways contrary to your interests.

     Our executive officers and directors beneficially own approximately 21.2% of our outstanding common stock as of March 15, 2002. As a result, our executive officers and directors can exercise control over our company and have the power to influence the election of a majority of the directors, the appointment of management and the approval of actions requiring a majority vote of our shareholders. Their interests may conflict with your interest as a shareholder, and they could use their power to delay or prevent a change in control, even if a majority of the shareholders desired a change.

Future sales of shares of our common stock may negatively affect our stock price.

     To carry out our growth strategies, we plan to acquire other businesses and products using a combination of our stock and cash, and we may also sell additional shares of our stock to raise money for expanding our operations. Sales of substantial amounts of common stock in the public market or the prospect of such sales could adversely affect the market for our common stock. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of March 1, 2002, we had 18,143,033 shares of common stock outstanding and options outstanding to acquire an additional 3,088,817 shares of common stock. If SLM earns any portion or all of the 392,140 shares of our common stock potentially issuable to it under our purchase agreement with SLM, your ownership interest in our company would be diluted. Additionally, we have reserved 500,000 shares of common stock for issuance pursuant to our employee stock purchase plan which became effective on July 1, 2001, and any issuance pursuant to this plan would also dilute your ownership interest in our company.

The failure to sustain our current growth rates or to achieve expected growth rates could adversely affect the price of our common stock.

     We have experienced significant growth since our inception. Our revenues have increased from $33.3 million in 1998 to $130.8 million in 2001. This revenue growth is attributed to both the internal growth of our business, as well as revenue growth achieved through acquisitions we have completed. Either our internal growth rate or our total growth rate, or both, may decline significantly in the future due to factors within or beyond our control. Our failure to sustain current growth rates, or achieve growth rates expected by stock market analysts, could have a material adverse impact on the trading price of our common stock.

Georgia law, our articles of incorporation and bylaws and some of our employment agreements contain provisions that could discourage a third party from attempting to acquire your shares at a premium to the market price.

     Some provisions of our articles of incorporation, our bylaws and Georgia law make it more difficult for a third party to acquire control of our company, even if a change in control would be beneficial to our shareholders. Some of our executive officers have entered into employment agreements with us that contain change in control provisions. These provisions may discourage or prevent a tender offer, proxy contest or other attempted takeover. In addition, we have in the past and may in the future create and issue new classes of preferred stock that have greater rights than our common stock. These superior rights may include greater voting rights, entitlement to dividends and preferential treatment in the event of a change in control, liquidation, consolidation or other circumstances. Any shares of preferred stock that we issue may discourage a third party from attempting to acquire our shares of common stock at a premium price.

     We cannot predict every event and circumstance that may impact our business
     ---------------------------------------------------------------------------
and, therefore, the risks and uncertainties discussed above may not be the only
-------------------------------------------------------------------------------
ones you should consider. The risks and uncertainties discussed above are in
----------------------------------------------------------------------------
addition to those that apply to most businesses generally. In addition, as we
-----------------------------------------------------------------------------
continue to grow our business, we may encounter other risks of which we are not
-------------------------------------------------------------------------------
aware at this time. These additional risks may cause serious damage to our
--------------------------------------------------------------------------
business in the future, the impact of which we cannot estimate at this time.
---------------------------------------------------------------------------

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates. Borrowings under the First Union credit facility accrue interest at a fluctuating rate based either upon the lender's prime rate or LIBOR. As of March 15, 2002, no borrowings were outstanding under this facility. Any future borrowings will increase our exposure to interest rate fluctuations. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies. Additional loans to Netzee may increase the amount outstanding under this facility.

     We have loaned SLM $7.0 million and we have a $14.0 million line of credit to Netzee. As of March 25, 2002, $10.5 million was outstanding on the Netzee line of credit. Changes in interest rates that decrease the interest rates on these loans will decrease our interest income.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     We refer you to our Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders' Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements, and Report of Independent Public Accountants attached hereto as pages F-1 through F-26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     As permitted by applicable SEC rules, we have omitted some information required by Part III from this annual report because we will file a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the financial year covered by this annual report. Some information to be included in that proxy statement is incorporated by reference into this annual report.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference from our proxy statement for the 2002 annual meeting of shareholders under the heading "Election of Directors (Proposal 1)."

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference from our proxy statement for the 2002 annual meeting of shareholders under the heading "Executive Compensation," except for those portions relating to our compensation committee's report on executive compensation and to our comparative performance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference from our proxy statement for the 2002 annual meeting of shareholders under the heading "Security Ownership."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference from our proxy statement for the 2002 annual meeting of shareholders under the heading "Corporate Governance."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)       1. Financial Statements

          Our consolidated financial statements as of December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001, together with the report thereon of Arthur Andersen LLP, dated February 15, 2002, appear on pages F-1 to F-26 of this Annual Report and are incorporated into this Item by reference.

          2001  Financial Statement Schedules

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT
          SCHEDULE

          To InterCept, Inc.:

          We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of InterCept, Inc. (formerly The InterCept Group, Inc.) included in this Form 10-K and have issued our report thereon dated March 29, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The foregoing schedule is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

          /s/ Arthur Andersen LLP

          Atlanta, Georgia
          March 29, 2002

          The following financial statement schedule of the registrant and related independent auditors' report are included in this Report on Form 10-K:

                                                                          Page
                                                                          ----
          Independent Auditors' Report                                     F-2
          Schedule II-Valuation and Qualifying Accounts                    48

          All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          The registrant owns 28% of the outstanding common stock of Netzee, Inc. The consolidated financial statements of Netzee, Inc. as of December 31, 2000 and 2001 and for each of the three years in the period ended on December 31, 2001, together with the report thereon of Arthur Andersen LLP, dated February 15, 2002, with the exception of preferred stock and lines of credit in Note 21 which is dated
          March 29, 2002, are filed as Exhibit 99.2 to this Annual Report.

          Schedule II Valuation and Qualifying Accounts (in thousands)

                                        Beginning      Acquisition     Charges to                     Ending
              Description               Balance        reserves        Expense         Deductions     Balance
              -----------               ---------      -----------     ----------      ----------     -------
              1999 Restructuring
              reserve related to
              acquisition                 $110           $100            $  0              $159         $ 51

              2000 Restructuring
              reserve related to
              acquisition                 $ 51           $  0            $  0              $ 51         $  0

              2001 Restructuring
              reserve related to
              acquisition                 $  0           $  0            $281              $ 52         $229


                                        Beginning      Acquisition     Charges to                     Ending
              Description               Balance        Reserves        Expense         Writeoffs      Balance
              -----------               ---------      -----------     ----------      ---------      -------
              1999 Allowance for
              Doubtful Accounts           $170           $190(a)         $125             $ (99)        $386

              2000 Allowance for
              Doubtful Accounts            386              0             903              (648)         641

              2001 Allowance for
              Doubtful Accounts            641            300(a)          918              (913)         946

              (a)  Amounts associated with current year acquisitions.

(b)       Reports on Form 8-K.

     On December 24, 2001, the registrant reported under Item 5 of Form 8-K a loan to SLMsoft.com Inc.

(c)       Exhibits

     The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   InterCept, Inc.

                                   By: /s/ John W. Collins
                                   ---------------------------------------------
                                           John W. Collins
                                           Chairman and Chief Executive Officer

                                           Date: March 29, 2002

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, John W. Collins and Scott R. Meyerhoff, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                   Title                                   Date
----------                                   -----                                   ----

/s/ John W. Collins                          Chairman of the Board and Chief         March 29, 2002
------------------------------------------
    John W. Collins                          Executive Officer (principal
                                             executive officer)

/s/ Scott R. Meyerhoff                       Senior Vice President, Chief            March 29, 2002
------------------------------------------
    Scott R. Meyerhoff                       Financial Officer and Secretary
                                             (principal financial and
                                             accounting officer)

/s/ Donny R. Jackson                          Director                               March 28, 2002
------------------------------------------
     Donny R. Jackson

/s/ Jon R. Burke                             Director                                March 28, 2002
------------------------------------------
    Jon R. Burke

/s/ Boone A. Knox                            Director                                April, 1, 2002
------------------------------------------
    Boone A. Knox


/s/ John D. Schneider, Jr.                   Director                                March 28, 2002
------------------------------------------
    John D. Schneider, Jr.

/s/ Glenn W. Sturm                           Director                                March 29, 2002
------------------------------------------
    Glenn W. Sturm

                                 INTERCEPT, INC.

                                AND SUBSIDIARIES

                      (FORMERLY THE INTERCEPT GROUP, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 2000 AND 2001




                                TABLE OF CONTENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 2000 and 2001 (as revised for 2000)

         Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000, and 2001 (as revised for 1999 and 2000)

         Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999, 2000, and 2001 (as revised for 1999 and
         2000)

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000, and 2001 (as revised for 1999 and 2000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To InterCept, Inc.:


We have audited the accompanying consolidated balance sheets of InterCept, Inc. (formerly The InterCept Group, Inc.) (a Georgia corporation) AND SUBSIDIARIES as of December 31, 2000 and 2001 (2000 as revised - see Note 2) and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001 (1999 and 2000 as revised - see Note 2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterCept, Inc. and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP



Atlanta, Georgia
March 29, 2002

                                 INTERCEPT, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001
                      (in thousands, except share amounts)


                                                                                  December 31,      December 31,
                                    ASSETS                                            2000              2001
----------------------------------------------------------------------------     -------------     -------------
                                                                                  (as revised)
CURRENT ASSETS:
   Cash and cash equivalents                                                     $     8,061         $  24,917
   Short-term investments                                                             37,484            50,289
   Accounts receivable, less allowance for doubtful accounts of $641 and
      $946 in 2000 and 2001, respectively                                              9,960            20,271
   Current portion of advances to SLM                                                  5,000             7,025
   Deferred tax assets                                                                 1,666             1,470
   Inventory, prepaid expenses, and other                                              3,023             8,973
                                                                                ------------      ------------
            Total current assets                                                      65,194           112,945

PROPERTY AND EQUIPMENT, net                                                           16,883            28,108
INTANGIBLE ASSETS,  net                                                               24,786           128,204
ADVANCES TO NETZEE, (Note 13)                                                         15,000            10,118
INVESTMENT IN AFFILIATE (Note 4)                                                      17,729             1,462
OTHER NONCURRENT ASSETS                                                                2,534             2,431
                                                                                ------------      ------------
                                                                                    $142,126          $283,268
                                                                                ============      ============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------
CURRENT LIABILITIES:

   Current maturities of long-term debt                                         $         45      $          0
   Accounts payable and accrued liabilities                                            3,188            10,143
   Deferred revenue                                                                    5,054             9,315
                                                                                ------------      ------------
            Total current liabilities                                                  8,287            19,458

LONG-TERM DEBT, less current maturities                                                4,513               465

DEFERRED TAX LIABILITY                                                                 7,201             2,867

DEFERRED REVENUE                                                                         453               445
                                                                                ------------      ------------
            Total liabilities                                                         20,454            23,235
                                                                                ------------      ------------
MINORITY INTEREST                                                                        202               222
                                                                                ------------      ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

   Preferred stock, no par value; 1,000,000 shares authorized, none
      issued and outstanding in 2000 and 2001, respectively                                0                 0
   Common stock, no par value; 50,000,000 shares authorized, 13,197,139 and 18,086,766 shares issued and outstanding in 2000 and 2001,
      respectively                                                                   109,340           243,293
   Retained earnings                                                                  12,127            16,571
   Accumulated other comprehensive income (loss)                                           3               (53)
                                                                                ------------      ------------
            Total shareholders' equity                                               121,470           259,811
                                                                                ------------      ------------
                                                                                    $142,126          $283,268
                                                                                ============      ============

            The accompanying notes are an integral part of these consolidated balance sheets.

                                       F-3

                                 INTERCEPT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001
                    (in thousands, except per share amounts)


                                                                                   Year Ended December 31
                                                                            ---------------------------------------
                                                                                1999          2000          2001
                                                                            ------------  ------------   ----------
                                                                            (as revised)  (as revised)
REVENUES:
   Service fee income                                                         $39,677       $ 55,289      $114,590
   Data communications management income                                        5,163          6,002         7,424
   Equipment and product sales, services, and other                             7,519          8,348         8,758
                                                                              -------       --------      --------
            Total revenues                                                     52,359         69,639       130,772
                                                                              -------       --------      --------
COSTS OF SERVICES:

   Cost of service fee income                                                  11,145         16,198        42,745
   Cost of data communications management income                                3,561          4,404         5,528
   Cost of equipment and product sales, services, and other                     5,746          6,350         6,724
                                                                              -------       --------      --------
            Total costs of services                                            20,452         26,952        54,997

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                                  20,992         27,017        42,504

DEPRECIATION AND AMORTIZATION                                                   4,462          4,403        11,483
                                                                              -------       --------      --------
            Total operating expenses                                           45,906         58,372       108,984
                                                                              -------       --------      --------
OPERATING INCOME                                                                6,453         11,267        21,788

INTEREST EXPENSE                                                                 (718)          (202)         (540)

INTEREST AND OTHER INCOME, NET                                                 39,890         12,027         3,207
                                                                              -------       --------      --------
INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, EQUITY IN LOSS
   OF AFFILIATE, AND MINORITY INTEREST                                         45,625         23,092        24,455

PROVISION (BENEFIT) FOR INCOME TAXES                                           12,804         (2,454)        3,144

EQUITY IN LOSS OF AFFILIATE                                                   (15,352)       (30,710)      (16,848)

MINORITY INTEREST                                                                (120)           (28)          (19)
                                                                              -------       --------      --------
NET INCOME (LOSS)                                                              17,349         (5,192)        4,444

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

   Unrealized holding losses arising during period                                (94)           (89)          (56)
                                                                             --------       --------      --------
            Total comprehensive income (loss)                                 $17,255       $ (5,281)     $  4,388
                                                                              =======       ========      ========

NET INCOME (LOSS) PER COMMON SHARE:

   Basic                                                                        $1.72         $(0.41)        $0.29
                                                                              =======       ========      ========

   Diluted                                                                      $1.64         $(0.41)        $0.27
                                                                              =======       ========      ========

 The accompanying notes are an integral part of these consolidated statements.

                                 INTERCEPT, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001
                      (in thousands, except share amounts)

                                                                                            Accumulated
                                                                                               Other          Retained
                                                                       Common Stock        Comprehensive      Earnings
                                                                 ----------------------       Income        (Accumulated
                                                                   Shares        Amount       (Loss)          Deficit)       Total
                                                                 ---------     ---------   -------------    ------------   ---------
BALANCE, December 31, 1998                                        9,581,039    $  17,542       $ 186         $    (15)    $  17,713

   Issuance of common stock in connection with exercise of
      stock options                                                  25,416           74           0                0            74
   Common stock dividends                                                 0            0           0              (15)          (15)
   Net income (as revised)                                                0            0           0           17,349        17,349
   Unrealized loss on investments, net                                    0            0         (94)               0           (94)
   Issuance of common stock in connection with acquisitions         844,017       11,998           0                0        11,998
   Income tax benefits related to exercises of stock options              0          129           0                0           129
   Gain related to stock issuance of Netzee subject to put
      option                                                              0       12,914           0                0        12,914
                                                                 ----------    ---------   ---------        ---------      --------

BALANCE, December 31, 1999 (as revised)                          10,450,472       42,657          92           17,319        60,068

   Issuance of common stock in connection with exercise of
      stock options                                                 100,172          707           0                0           707
   Note received from shareholder for exercise of stock
      options                                                             0         (208)          0                0          (208)
   Interest earned on note receivable from shareholder                    0           (8)          0                0            (8)
   Issuance of common stock, net of expenses                      2,650,000       65,528           0                0        65,528
   Retirement of stock at cost                                       (3,505)         (32)          0                0           (32)
   Net loss (as revised)                                                  0            0           0           (5,192)       (5,192)
   Unrealized loss on investments, net                                    0            0         (89)               0           (89)
   Income tax benefits related to exercises of stock options              0          696           0                0           696
                                                                 ----------    ---------   ---------        ---------     ---------
BALANCE, December 31, 2000 (as revised)                          13,197,139      109,340           3           12,127       121,470

   Release of shares held in escrow related to acquisition           17,500            0           0                0             0
   Issuance of common stock in connection with exercise of
      stock options                                                 218,310        2,405           0                0         2,405
   Interest earned on note receivable from shareholder                    0           (5)          0                0            (5)
   Repayment of note received from shareholder for exercise
      of stock options                                                    0          221           0                0           221
   Income tax benefits related to exercises of stock options              0        1,593           0                0         1,593
   Issuance of common stock in connection with acquisitions         946,525       22,032           0                0        22,032
   Net income                                                             0            0           0            4,444         4,444
   Unrealized loss on investments, net                                    0            0         (56)               0           (56)
   Issuance of common stock in connection with the employee
      stock purchase plan                                             7,277          207           0                0           207
   Issuance of stock to directors                                        15            1           0                0             1
   Issuance of common stock, net of expenses                      3,700,000      107,499           0                0       107,499
                                                                 ----------    ---------   ---------        ---------     ---------
BALANCE, December 31, 2001                                       18,086,766     $243,293      $  (53)        $ 16,571      $259,811


The accompanying notes are an integral part of these consolidated statements.

                                 INTERCEPT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, 2001
                      (in thousands, except share amounts)


                                                                                    Year ended December 31
                                                                              ------------------------------------
                                                                                 1999          2000         2001
                                                                              ----------     --------    ---------
                                                                             (as revised)  (as revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                          $  17,349      $(5,192)    $   4,444
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation                                                             1,920        2,348         4,437
         Amortization                                                             2,542        2,055         7,046
         Amortization of loan costs                                                   0           68            67
         (Gain) loss on disposal of property and equipment                            0          (15)            8
         Minority interest                                                          120           28            19
         Deferred income tax provision                                            6,851       (7,735)       (3,981)
         Income tax benefit related to the exercise of stock options                129          696         1,593
         Gain due to Netzee equity transactions (Note 3)                        (38,920)      (7,993)         (581)
         Equity in loss of affiliate                                             15,352       30,710        16,848
         Stock compensation charge                                                  480            0             0
         Changes in operating assets and liabilities, net of effects of purchase acquisitions:
               Accounts receivable                                               (2,363)      (1,075)      (10,423)
               Inventory, prepaid expenses, and other                               619         (302)       (3,719)
               Other assets                                                         (51)        (171)          212
               Accounts payable and accrued liabilities                             167       (3,252)        2,314
               Deferred revenue                                                     538       (1,131)         (627)
                                                                              ---------     --------     ---------
                 Net cash provided by operating activities                        4,733        9,039        17,657
                                                                              ---------     --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Decrease in note receivable                                                    17           22             0
      (Advances to) repayments from SLM for acquisition                               0       (5,000)        5,000
      (Advances to) repayments from Netzee, net                                 (10,957)      (4,043)        4,882
      Advances to SLM under notes receivable, net (Note 13)                           0            0        (4,114)
      Capital contributions to affiliate                                           (155)           0             0
      Purchases of property and equipment, net                                   (4,937)      (7,444)      (10,608)
      Additions to capitalized software                                            (539)        (929)       (1,236)
      Purchase of businesses, net of cash acquired                               (1,222)      (5,020)      (87,933)
      Increase in investments, net                                                 (240)     (38,431)      (12,861)
                                                                              ---------     --------     ---------
                 Net cash used in investing activities                          (18,033)     (60,845)     (106,870)
                                                                              ---------     --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable and line of credit                             45,331       16,098       109,760
      Payments on notes payable and line of credit                              (33,312)     (24,363)     (113,853)
      Proceeds from issuance of common stock, net of expenses                        74       66,019       110,107
      Retirement of common stock                                                      0          (32)            0
      Payment of common dividends                                                   (15)           0             0
      Payment of shareholder note                                                     0            0           221
      Payment of debt issuance costs                                               (129)           0          (166)
                                                                              ---------     --------     ---------
                 Net cash provided by financing activities                       11,949       57,722       106,069
                                                                              ---------     --------     ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (1,351)       5,916        16,856

CASH AND CASH EQUIVALENTS, beginning of year                                      3,496        2,145         8,061
                                                                              ---------     --------     ---------
CASH AND CASH EQUIVALENTS, end of year                                        $   2,145     $  8,061     $  24,917
                                                                              =========     ========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for interest                                                     $     750     $    157     $     467
                                                                              =========     ========     =========

   Cash paid for income taxes                                                 $   3,989     $  6,372     $   6,465
                                                                              =========     ========     =========

   Non-cash investing activities:
      InterCept common stock issued for acquisitions, 844,017, 0, and
         946,525 shares in 1999, 2000 and 2001, respectively                  $  11,998     $      0     $  22,032

      Netzee common stock issued for acquisitions, 6,016,137 shares in
         1999                                                                 $  69,086     $      0     $       0


The accompanying notes are an integral part of these consolidated statements.

                                 INTERCEPT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 2000, AND 2001
1.   ORGANIZATION AND NATURE OF BUSINESS

     InterCept, Inc. ("InterCept"), formerly The InterCept Group, Inc., is a single-source provider of a broad range of technologies, products, and services that work together to meet the electronic commerce and operating needs of community financial institutions in the United States. Over 1,900 of these community financial institutions have contracted with InterCept for one or more of its technologies, products, and services, which include electronic funds transfer transactions, core bank processing systems, check imaging systems, and data communications management networks, laser document printing and automated mailing services, as well as services related to each of these products and systems.

     In February 2000, InterCept completed a public offering of its common stock. Proceeds to InterCept from this offering (after deducting expenses related to the offering) were approximately $65.5 million. Proceeds of this offering were used to pay certain debt, to fund future acquisitions and investments, partially to fund the operations of Netzee, Inc. ("Netzee") and for other general working capital needs.

     In August and September 2001, InterCept completed a public offering of its common stock. Proceeds to InterCept from this offering including the overallotment option (after deducting expenses related to the offering) were approximately $107.5 million. Approximately $26.4 million of the proceeds of this offering were used to pay certain debt and the remainder has been or will be used for working capital and other general corporate purposes, to fund future acquisitions, and to fulfill InterCept's obligations under its revolving line of credit to Netzee.

     InterCept was incorporated on April 30, 1996 and has made several acquisitions since inception. See Note 3 for a discussion of these acquisitions.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The consolidated financial statements include the accounts of InterCept and its wholly-owned subsidiaries InterCept Communications Technologies, Inc., SBS Data Services, Inc., C-TEQ, Inc., InterCept Services, LLC, ICPT Acquisitions I, LLC, DPSC Acquisition Corp., InterCept TX I, LLC, InterCept Output Solutions, LP, and InterCept Supply, LP as of December 31, 2001. In addition, ProImage, Inc. ("ProImage"), a corporation in which InterCept has a 67% ownership interest as of December 31, 2001, has been consolidated in InterCept's financial statements since its inception, due to Intercept's control of ProImage. Management of InterCept retains responsibility for all the day-to-day operations of ProImage and has and will continue to provide complete financial support for ProImage due to legal limitations on the other shareholder's ability to fund losses. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest represents the minority shareholder's proportionate share of the equity and earnings of ProImage. In the third quarter of 1999, Direct Access Interactive, Inc. ("Direct Access"), one of InterCept's wholly-owned subsidiaries, issued shares of its common stock in connection with several transactions discussed in Note 3. Direct Access was then merged into a new subsidiary, Netzee, Inc. ("Netzee"), which issued additional shares of common stock on September 3, 1999 as discussed in Note 3. As a result of these transactions, InterCept's ownership percentage in Netzee decreased to approximately 49%. InterCept has accounted for its investment in Netzee after September 3, 1999 under the equity method, under which the operations of Netzee are recorded on a single line item in the statements of operations, "equity in loss of affiliate." Because InterCept provided unlimited funding to Netzee until the completion of Netzee's initial public offering in

     November 1999, all of Netzee's losses prior to the completion of the offering are included in that line item rather than InterCept's relative percentage of those losses. Following the completion of the initial public offering, InterCept has recorded only its relative percentage of Netzee's net losses. As of December 31, 2001, InterCept owned approximately 28% of Netzee's common stock.

     Revision of Financial Statements

     During 1999 and 2000, Netzee issued shares of common stock at a price above book value. In accordance with Staff Accounting Bulletin No. 51, InterCept recorded corresponding gains to reflect the increase in the value of the shares of Netzee that it owned, which are included in "investment in affiliate" on InterCept's balance sheet. Because these gains are not taxable until realized, InterCept recorded a deferred tax liability on its balance sheet to reflect the amount of estimated tax that would be owed upon sale of the shares.

     Since its initial public offering, Netzee has reported operating losses. Because InterCept used the equity method to account for its investment in Netzee, InterCept recorded its proportionate share of Netzee's losses as a reduction to "investment in affiliate," which reduced the book value of the investment in Netzee. As InterCept recorded its equity in those losses, a deferred tax benefit should have been recorded as a reduction against the deferred tax liability recorded previously. As a result, InterCept's previously reported results of operations have been revised to reflect a deferred tax benefit in 1999 and 2000 as follows:


                                                    1999                         2000
                                          ---------------------------- ---------------------------
                                           As reported   As revised     As reported   As revised
                                          ------------   ----------     -----------   ----------
     Provision (benefit) for income taxes   $ 20,212     $  12,804      $   9,216     $  (2,454)

     Net income (loss)                      $  9,941     $  17,349      $ (16,862)    $  (5,192)

     Basic earnings (loss) per share        $   0.99     $    1.72      $   (1.32)    $   (0.41)
     Diluted earnings (loss) per share      $   0.94     $    1.64      $   (1.32)    $   (0.41)


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

     Short-term Investments

     Short-term investments totaled $37.5 million and $50.3 million at December 31, 2000 and 2001, respectively. InterCept categorizes all of its investment securities as available for sale, which are recorded at fair value. Unrealized gains and losses on available for sale securities are reported net of tax effects as adjustments to shareholders' equity and as a component of comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary are included in InterCept's results of operations. The cost of securities sold is based on the specific identification method. The majority of InterCept's investments represent certificates of deposit, short-term commercial paper and other similar investments. Total realized gains related to these investments were approximately $6,000 for the year ended December 31, 2001. Gross unrealized gains and losses relating to these investments as of December 31, 2001 are not significant.

     Property and Equipment

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Major additions and improvements are charged to the property accounts, while replacements, maintenance, and repairs which do not improve or extend the lives of respective assets are expensed in the current period. Estimated useful lives for InterCept's assets are as follows:

            Building and improvements                 3 to 39 years
            Machinery and equipment                   3 to 30 years
            Furniture and office equipment            3 to 10 years
            Software licenses                         3 to 7 years

     Intangible Assets

     Intangible assets include goodwill, customer contracts, capitalized product technology, workforce in place, customer lists and relationships, patents and trademarks, and a marketing agreement.

     Goodwill

     Goodwill represents the excess of the purchase price over the net tangible and identifiable intangible assets of acquired businesses. Goodwill is amortized on a straight-line basis over periods of 5 to 40 years.

     Customer Contracts and Relationships

     In connection with certain of InterCept's acquisitions, InterCept allocated a portion of the purchase price to acquired customer contracts based on a discounted cash flow analysis of the applicable contracts. The estimated fair values attributed to the contracts are being amortized over a period of 5 years to 20 years, which represented the estimated average remaining life of the contracts.

     Product Technology

     Product technology represents software acquired as well as capitalized software development costs for software to be sold. Product technology is amortized on a straight-line basis over five to ten years.

     InterCept capitalizes software-development costs incurred from the time technological feasibility of the software is established as evidenced by the completion of a detailed program design until the software is saleable. InterCept capitalized $539,000, $929,000 and $1.2 million in capitalized software for 1999, 2000 and 2001, respectively. These costs are amortized at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, generally five years. Amortization of capitalized software development costs begins as products are made available for sale or as the related product is put into use.

     Amortization expense totaled approximately $140,000, $235,000, and $703,000 in 1999, 2000, and 2001, respectively. Research and development costs and maintenance costs related to software development are expensed as incurred.

     Customer Lists and Marketing Agreement

     In conjunction with one of InterCept's 2000 acquisitions and four of InterCept's 2001 acquisitions, InterCept allocated a portion of the purchase price to acquired customer lists and a marketing agreement based on estimated revenue streams to be generated from these assets. The estimated fair values are being amortized over a period of 7 to 20 years.

     Internally Developed Software Costs

     InterCept applies the provisions of the American Institute of Certified Public Accounts ("AICPA") Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. During 1999, 2000, and 2001, InterCept capitalized approximately $290,000, $644,000, and $888,000 of costs related to the development of internal use software. These costs are included in purchases of property and equipment, net in the accompanying statements of cash flows. As of

     December 31, 2001, this development project was still ongoing, and thus amortization of these costs has not yet begun.

     Segment Reporting

     InterCept does not disclose segment information as it believes it has only one segment. InterCept offers its multiple products and services to the same customer base of financial institutions. Additionally, management reviews company performance on a consolidated level rather than on a product or service level.

     Revenue Recognition

     Revenues include service fees, data communication management fees, equipment sales, installation and maintenance, software license fees, and software maintenance. Service fee income and data communication management fees are recognized as services are performed. Revenue from equipment sales and installations is recognized upon installation of the product, and any related maintenance revenue is recognized ratably over the period during which the services are performed. Revenue from software sales is recognized in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition." Licensed hardware and installation revenue is recognized upon installation, and maintenance fees are recognized over the term of the maintenance period. InterCept sells certain of its software and hardware products under five-year, sales-type lease agreements through which customers pay five equal advance payments. These leases incorporate the initial installation and ongoing license fee for five years. Revenue for all lease agreements is deferred and recognized over the period of the lease, with the exception of revenue attributable to equipment, which is recognized upon installation.

     Minimum Lease Payments Receivable

     As noted above, InterCept sells certain software and hardware products under sales-type leases. At December 31, 2001, future minimum lease payments receivable under non-cancelable leases are as follows (in thousands):

       2002                                                              $361
       2003                                                               332
       2004                                                               183
       2005                                                                66
       2006                                                                 0
                                                                        -----
                Total minimum lease payments receivable                   942
       Less amount representing interest                                 (131)
                                                                        -----
           Present value of net minimum lease payments receivable         811
       Less current maturities of lease payments receivable              (290)
                                                                        -----
       Lease payments receivable, net of current portion                 $521
                                                                        =====

     The current and noncurrent portion of the lease payments receivable is included in accounts receivable and other assets, respectively, in the accompanying balance sheets.

     Deferred Revenue

     Deferred revenue represents the liability for advanced billings to customers primarily related to license fees and maintenance contracts. Such amounts are recognized as revenue when the related services are performed.

     Impairment of Long-Lived Assets

     InterCept reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized when the undiscounted future cash flows estimated to be generated by the asset are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives.

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

     In the event the future tax consequences of differences between the financial reporting bases and the tax bases of InterCept's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for a portion of the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax-planning strategies.

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

     Comprehensive Income (Loss)

     Comprehensive income (loss) is the total of net income (loss) and all other nonowner changes in shareholders' equity. For the years ended December 31, 1999, 2000, and 2001, other comprehensive loss consists of unrealized holding losses on marketable securities of $150,000, $147,000, and $90,000, respectively, net of related tax effects of $56,000, $58,000, and $34,000, respectively. There were no gains realized on marketable securities in net income (loss) for the year ended December 31, 1999, and thus, there were no reclassification adjustments to comprehensive income. Realized gains of approximately $8,000 and $6,000 were recognized and reclassified from comprehensive income (loss) to interest and other income, net in the accompanying statements of operations for the years ended December 31, 2000 and 2001, respectively.

     New Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill ceased on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and other indefinite life intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in InterCept's discontinuation of amortization of its goodwill; however, InterCept will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on InterCept's future results of operations if an impairment occurs. InterCept has not yet completed its impairment analysis. Amortization of goodwill for the years ended December 31, 1999, 2000, and 2001 totaled approximately $592,000, $1,137,000, and $4,034,000, respectively.

     In June 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for InterCept's 2003 fiscal year and is not expected to have a material effect on InterCept's financial position or results of operations.

     In August 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." The statement establishes a single accounting model for the impairment or disposal of long-lived assets. The statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and supercedes accounting and reporting under Accounting Principles Board Opinion No. 30 for the disposal of a segment of a business. The statement is effective for InterCept's 2002 fiscal year and will be applied prospectively.

  3. ACQUISITIONS

     On January 11, 1999, InterCept acquired certain assets and assumed certain liabilities of Eastern Software, Inc., a provider of loan portfolio management software. InterCept paid approximately $450,000, which exceeded the net tangible asset value of Eastern Software by approximately $507,000. This excess has been allocated to goodwill and is being amortized over a period of five years. The results of operations of the acquired business have been included in InterCept's financial statements from the date of acquisition. The agreement included contingent consideration based on future revenues. During 2000 and 2001, approximately $50,000 and $7,000, respectively, of contingent consideration was paid and was added to goodwill.

     On March 9, 1999, InterCept acquired Direct Access, a provider of telephone banking and Internet banking services to financial institutions. InterCept issued approximately 151,000 shares of its common stock with a fair market value of approximately $1.4 million and assumed long-term debt of approximately $300,000. The consideration exceeded the net tangible asset value of Direct Access by approximately $1.8 million, which was allocated to goodwill and was being amortized over a period of five years. This acquisition has been accounted for as a purchase. The results of operations of the acquired business have been included in InterCept's consolidated financial statements from the date of acquisition until the date of deconsolidation discussed below.

     On May 28, 1999, InterCept acquired L.E. Vickers & Associates, Inc. ("LEV") and Data Equipment Services, Inc. LEV was a provider of core data processing and Data Equipment Services was an equipment and maintenance provider. InterCept issued approximately 501,000 shares of its common stock with a fair market value of approximately $6.5 million. The consideration exceeded the net tangible asset value of LEV and Data Equipment Services by approximately $5.4 million, which was allocated to goodwill and is being amortized over a period of 20 years. This acquisition has been accounted for as a purchase. The results of operations of the acquired business have been included in InterCept's financial statements from the date of acquisition.

     On August 6, 1999, InterCept acquired SBS Data Services, Inc. ("SBS Data"), an Alabama corporation that provides core data processing services for community financial institutions, in exchange for approximately 192,000 shares of InterCept's common stock with a fair market value of approximately $4.1 million. The consideration exceeded the net tangible asset value of SBS Data by approximately $3.8 million. This excess was allocated to the following intangible assets with the following amortization lives:

         Contracts                         $   400,000      5 years
         Workforce                             100,000      3 years
         Goodwill                            3,300,000      20 years



     At the same time, Direct Access merged with SBS Corporation, an Alabama corporation which provided Internet and telephone banking, check imaging, and optical storage products and services to community financial institutions. Total consideration paid by Direct Access was approximately $16.6 million in cash, 2.6 million shares of Direct Access common stock valued at $11.50 per share, and repayment of approximately $4.9 million in debt owed by SBS Corporation. The former shareholders of SBS Corporation had the right to put the shares back to Direct Access at $11.50 per share if Direct Access did not complete an initial public offering by August 6, 2001. The put option expired in November 1999 upon completion of Netzee's (formerly Direct Access) initial public offering. To enable Direct Access to complete this transaction, InterCept borrowed $21.6 million under its line of credit and loaned these funds to Direct Access (Note 13). After the merger, Direct Access sold all of the assets of SBS Corporation, other than its Internet and telephone banking assets, to InterCept in exchange for 450,000 shares of Direct Access common stock owned by InterCept. InterCept's consideration exceeded the net tangible asset value of the acquired assets by approximately $5.3 million. This excess was allocated to the following intangible assets with the following amortization lives:

         Contracts                         $   400,000      5 years
         Workforce                             100,000      3 years
         Goodwill                            4,800,000      10 years



     During 2000, InterCept incurred approximately $192,000 of costs related to the acquisitions of SBS Data and SBS Corporation, which was added to goodwill.

     In August 1999, InterCept formed Netzee, a wholly-owned subsidiary, for the purpose of combining Direct Access and several other businesses, as discussed below:

         1. Pursuant to an agreement and plan of merger between Netzee and Direct Access, Direct Access merged with and into Netzee. The shareholders of Direct Access received one share of Netzee common stock for each share of Direct Access common stock they owned.

         2. Pursuant to an asset contribution agreement between InterCept, Netzee, and The Bankers Bank, a Georgia banking corporation, Netzee acquired various assets and assumed certain liabilities related to the Internet banking division of The Bankers Bank. As consideration, Netzee issued 1,361,000 shares of its common stock to The Bankers Bank valued at $11.50 per share. Pursuant to an asset contribution agreement between InterCept, Netzee, and TIB The Independent Banker's Bank ("TIB"), a Texas banking association, Netzee acquired various assets and assumed certain liabilities related to the Internet banking division of TIB. As consideration, Netzee issued 1,361,000 shares of its common stock to TIB valued at $11.50 per share. Additional consideration of 76,000 shares of common stock was issued to a third party for $100,000 in connection with these acquisitions.

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

         4. Netzee also acquired Call Me Bill, LLC, a provider of 24-hour electronic bill payment services to financial institutions' customers, for $3.3 million in cash. To enable Netzee to complete these transactions, InterCept loaned to Netzee approximately $7.3 million. This loan was in addition to the $21.6 million loaned to Netzee, as the successor to Direct Access, in connection with the merger of Direct Access and SBS Corporation in August 1999.

     As a result of the issuance of the shares of Netzee in connection with these transactions, InterCept's ownership in Netzee decreased to approximately 49% on September 3, 1999. Because Netzee issued stock at a price in excess of its book value during 1999 and 2000, InterCept's net investment in Netzee increased. In 1999, InterCept recognized gains totaling approximately $59.7 million related to the increases in InterCept's investment value in accordance with Staff Accounting Bulletin No. 51. Of this amount, approximately $38.9 million is included in interest and other income in the accompanying statements of operations. The remaining gain of $20.8 million, net of income tax effects of $7.9 million, was recorded directly to equity as it was generated from the issuance of puttable stock to SBS Corporation discussed above. This put option expired in November 1999 upon the completion of Netzee's initial public offering. In 2000 and 2001, InterCept recognized additional gains under SAB No. 51 totaling approximately $8.0 million and $581,000, respectively, which is included in interest and other income in the accompanying statements of operations.

     During the first and second quarters of 2000, InterCept completed several acquisitions. The consideration exchanged for these acquisitions was approximately $4.8 million. The acquisitions were accounted for as purchases and accordingly, the purchase prices of each acquisition have been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the acquisition date. The results of operations of the acquired businesses have been included in InterCept's consolidated financial statements from each date of acquisiton. The consideration exceeded the net tangible assets acquired by approximately $5 million. This excess was allocated to the following intangible assets with the following amortization lives:

       Customer lists and relationships          $1,350,000    7 to 20 years
       Marketing agreement                          825,000    20 years
       Goodwill                                   2,775,000    7 to 20 years

     During the second quarter of 2001, InterCept paid approximately $333,000 in additional consideration related to one of the 2000 acquisitions, the payment of which was contingent on future revenue growth. The agreement includes additional contingent consideration of approximately $333,000 that may be payable in 2002 and $834,000 that may be payable in 2003, depending on future revenues. The additional payments will be recorded as purchase price consideration if and when they are earned. During 2001, InterCept also paid the final payment of $275,000 as well as approximately $130,000 in acquisition costs related to 2000 acquisitions.

     On August 31, 2000, in a transaction accounted for as a pooling of interests, InterCept acquired Advanced Computer Enterprises, Incorporated ("ACE"), a provider of core data processing, item capture, and check imaging services to community banks. In connection with the acquisition, InterCept issued approximately 350,000 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of ACE. An escrow of 5% of the shares issued or 17,500 shares was established to satisfy obligations unknown at the time of closing. These shares were all released from escrow during 2001. InterCept's financial statements have been restated for all periods presented to include the results of operations of ACE. There were no significant changes in accounting policies as a result of the merger, and there were no intercompany transactions prior to the merger.

     For the year ended December 31, 1999 and the eight months in the period ended August 31, 2000, ACE had revenues of $5.1 million and $3.4 million, respectively, and net income of $89,000 and $68,000, respectively.

     The following unaudited pro-forma consolidated financial information for the year ended December 31, 1999 assumes that the following events had occurred on January 1, 1999 (in thousands, except per share amounts):

           o InterCept's acquisitions of Nova, Advance Data, Direct Access, LEV, Data Equipment Services, and SBS Data
           o InterCept's transfer of 450,000 shares of Direct Access common stock in exchange for the nonremote banking operations of SBS Corporation

           o InterCept's recording of compensation expense related to equity securities issued by Direct Access below fair market value in August 1999
           o  InterCept's creation of Netzee and Netzee's merger with Direct
              Access
           o Netzee's acquisitions of the internet banking operations of TIB and The Bankers Bank, Call Me Bill, and Dyad
           o The deconsolidation of the operations of Netzee from InterCept's operations

                             (unaudited, as revised)

                                                                        1999
                                                                      --------

        Revenues                                                      $ 63,356
                                                                      --------
        Income before income taxes, equity in loss of affiliate
        and minority interest                                         $ 46,753
                                                                      --------
        Net loss                                                       $(7,217)
                                                                      --------
        Net loss per common share (diluted)                             $(0.69)
                                                                      --------

     The unaudited pro forma consolidated financial information is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented or of future operations of the combined entities. The financial results of the businesses acquired in 2000 do not have a material pro forma impact on InterCept's historical results of operations for 1999 and 2000 and thus have not been included above.

     On January 4, 2001, InterCept acquired certain assets of the check item and back office processing division of SLMsoft.com, Inc. ("SLM"). Total consideration consisted of $40 million in cash and up to 1,253,942 shares of InterCept common stock valued at approximately $28 million. Of the $40 million cash consideration, InterCept advanced $5 million to SLM in December 2000 and paid SLM $32.5 million on January 4, 2001. A total of $2.5 million was placed in escrow to satisfy unresolved contingencies existing at the closing date and as of December 31, 2001 the balance in the escrow is $0. Intercept also paid approximately $548,000 in additional acquisition costs in 2001. Of the 1,253,942 shares of common stock, 609,682 were issued to SLM at closing and 258,388 shares will be kept in escrow for up to two years to satisfy unresolved contingencies existing at the closing date. As of December 31, 2001, 121,594 of the escrow shares had been issued to SLM. The remaining 385,872 shares represent contingent consideration and will be recorded as purchase price consideration if and when the contingencies are resolved. Through December 31, 2001, InterCept has issued an aggregate of 78,455 of those shares as a result of contingencies being resolved; 52,071 of the contingent shares have been foregone. The consideration for the assets InterCept purchased from SLM exceeded their net tangible asset value by approximately $58.2 million, which was allocated as follows:

           o  $31.7 million to goodwill amortized over a period of 20 years

           o $1.5 million to product technology and amortized over a period of 10 years

           o $24.5 million to customer relationships and amortized over a period of 20 years

           o  $500,000 to workforce and amortized over a period of 4 years

     InterCept has accounted for the acquisition as a purchase. InterCept has included the results of operations of the acquired business in its financial statements from the date of acquisition. During the second quarter of 2001, InterCept announced plans to consolidate the operations of its two Houston, Texas, data center facilities, one of which was acquired from SLM, into a new facility. The closing and relocating of both facilities was completed during the second quarter. In connection with the consolidation of the facilities, InterCept recorded a restructuring charge of approximately $405,000 during the quarter ended June 30, 2001, which is included in selling, general, and administrative expenses in the accompanying statements of operations.
     The charge includes approximately $93,000 of severance related to several employees terminated during the second quarter and approximately $312,000 of facility closure costs. The facility closure costs include moving expenses and other miscellaneous costs incurred after operations ceased in addition to the noncancelable operating lease obligation on the existing facility. All costs were expensed as incurred with the exception of the lease obligation which was accrued. As of December 31, 2001, $229,000 was accrued for the lease obligation, which is included in accrued liabilities in the accompanying balance sheet. The amount represents the total remaining lease payments, less management's estimate of rental income that may be received by subleasing the facility during the remaining lease term.

     In February 2001, InterCept acquired DPSC Software, Inc. ("DPSC") from Netzee for consideration, which included approximately $14.1 million in cash, $79,000 in additional acquisition costs, and the assumption of $2.4 million of DPSC's net liabilities. InterCept's purchase price exceeded the net tangible asset value of DPSC by approximately $15.7 million, which was allocated as follows:

           o  $9 million to goodwill and amortized over a period of 16 years

           o $975,000 to product technology and amortized over a period of 10 years

           o $5.1 million to customer contracts and amortized over a period of 16 years

           o  $100,000 to workforce and amortized over a period of 4 years

           o  $500,000 to patents and trademarks being amortized over 20 years

     InterCept accounted for this acquisition as a purchase.

     During 2001 through June 30, 2001, InterCept completed two other acquisitions for total consideration of $7.5 million, net, in cash. The consideration exceeded the net tangible asset values of these acquisitions by approximately $5.4 million, which was allocated to customer relationships and goodwill and is being amortized over periods of 10 to 16 years and 20 years, respectively. InterCept accounted for these acquisitions as purchases. The results of operations of the acquired assets are included in InterCept's financial statements from the date of acquisition.

     In October 2001, InterCept acquired substantially all of the assets of Holmes and Shaw, Inc., and Superior Forms, Ltd. (together, "HSI"). Consideration for this purchase was approximately $24.2 million cash and assumed liabilities. The consideration exceeded the tangible asset values of HSI by approximately $23.7 million, which was allocated as follows:

           o $10.3 million to customer relationships and amortized over a period of 7 years

           o  $13.4 million to goodwill

     All goodwill is expected to be deductible for tax purposes.

     In October 2001, InterCept also acquired substantially all of the assets of First Item Processing Corporation ("FIP"), a company which provided item processing services in Florida. Consideration totaled approximately $750,000. The agreement also includes contingent consideration of $206,500 that will be paid and recorded as purchase price consideration if and when the contingencies are resolved. The consideration exceeded the tangible asset values of FIP by approximately $848,000 which was allocated as follows:

            o $100,000 to customer relationships and amortized over a period of 10 years

            o  $748,000 to goodwill

     All goodwill is expected to be deductible for tax purposes.

     The results of the operations of both HSI and FIP have been included in InterCept's consolidated financial statements from the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions (in thousands).

                                                 HSI          FIP
                                             ----------   ------------

                                                          $
        Current assets                        $   1,147              0
        Property and equipment                      500             33
        Other assets                                 10              0
        Customer relationships                   10,300            100
        Goodwill                                 13,371            748
                                             ----------   ------------
             Total assets acquired               25,328            881
        Current liabilities                      (1,118)          (131)
                                             ----------   ------------
             Net assets acquired              $  24,210     $      750
                                             ==========   ============



     The purchase price allocations for these 2001 acquisitions are preliminary and will be completed within one year of the acquisition.

     The following unaudited pro-forma consolidated financial information for the years ended December 31, 2000 and 2001 assumes that all 2001 acquisitions had occurred on January 1, 2000 (in thousands, except per share amounts):


                                                                December 31,      December 31,
                                                                    2000              2001
                                                                ------------      ------------
        Revenues                                                  $127,502          $140,096
        Income before income taxes, equity in loss of               14,300            28,148
            affiliate and minority interest
        Net (loss) income                                          (10,402)            6,730
        Net (loss) income per common share (diluted)              $  (0.77)         $   0.41


     The unaudited pro-forma consolidated financial information is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented or of future operations of the combined entities.

4.   INVESTMENT IN AFFILIATE

     Investment in affiliate represents InterCept's interest in Netzee. As of December 31, 2001, InterCept owned approximately 28% (944,000 common shares) of Netzee. Based on the closing market price of Netzee's common stock on December 31, 2001, the investment had a fair market value of approximately $1.6 million. As of December 31, 2001, the book value of InterCept's investment in Netzee was $1.5 million. In addition, InterCept had advances due from Netzee of $10.1 million as of December 31, 2001 (Note
     13). Netzee has a history of losses and may never become profitable. InterCept will continue to account for the investment in Netzee under the equity method which will result in additional losses on the investment until Netzee becomes profitable or until the investment and advances are reduced to $0. As of December 31, 2001, Netzee had 500,000 shares of preferred stock outstanding which is convertible to 51,384 split adjusted shares of common stock subject to certain events, and outstanding stock options for 202,973 shares of common stock, all of which could dilute InterCept's ownership of Netzee. Summarized financial information of Netzee as of December 31, 2000 and 2001 is as follows (in thousands):

                                                      2000           2001
                                                   ---------        -------
        Net revenue                                $  19,912        $25,764
        Operating expense                            115,150         84,386
        Net loss from continuing operations          (96,809)       (58,622)
        Net loss                                     (97,161)       (60,021)
        Current assets                                 8,734          5,220
        Noncurrent assets                             97,981         27,281
        Current liabilities                           14,223          6,396
        Noncurrent liabilities                        22,902         14,373
        Redeemable preferred stock                     6,500          6,500

5.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2000 and 2001 consisted of the following (in thousands):

                                                       2000           2001
                                                   ---------       --------
        Land and building                          $     987       $  1,338
        Leasehold improvements                           751          1,890
        Machinery and equipment                       13,919         23,523
        Furniture and office equipment                 1,535          2,300
        Software                                       2,494          4,389
        Construction in progress                       4,821          6,515
                                                   ---------       --------
                                                      24,507         39,955
        Less accumulated depreciation                 (7,624)       (11,847)
                                                   ---------       --------
        Property and equipment, net                  $16,883        $28,108
                                                   =========       ========

6.   INTANGIBLES

     Intangibles at December 31, 2000 and 2001 are summarized as follows (in thousands):

                                                      2000          2001
                                                    -------      ---------
        Goodwill                                    $22,601      $  86,011
        Product technology                            1,936          5,657
        Customer contracts                            1,634         45,216
        Work force in place                             200            800
        Customer lists and relationships              1,350              0
        Marketing agreement                             825            825
        Patents and trademarks                            0            501
                                                    -------      ---------
                                                     28,546        139,010
        Less accumulated amortization                (3,760)       (10,806)
                                                    -------      ---------
                                                    $24,786      $ 128,204
                                                    =======      =========


7.   LONG-TERM DEBT

     Long-term debt at December 31, 2000 and 2001 consisted of the following (in thousands):


                                                                   2000        2001
                                                                  -------     ------
        $50 million line of credit with First Union
            National Bank, as amended; interest payable
            at the LIBOR rate plus applicable margin as
            defined (approximately 3.12% as of
            December 31, 2001); payable in full on
            June 1, 2004; guaranteed by substantially all
            assets of InterCept                                    $4,507       $459
        Equipment under capital lease expiring July 2001               45          0
        Other                                                           6          6
                                                                   ------       ----
                                                                    4,558        465
        Less current maturities                                       (45)         0
                                                                   ------       ----
                                                                   $4,513       $465
                                                                   ======       ====


     Future maturities of notes payable and line of credit at December 31, 2001 are as follows (in thousands):


                          2002                 $   0
                          2003                     0
                          2004                   465
                                               -----
                                               $ 465
                                               =====


     Line of Credit

     The First Union credit facility contains provisions which require InterCept to maintain certain financial ratios and minimum net worth amounts and which restrict InterCept's ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay cash dividends, among other restrictions. As of December 31, 2001, InterCept was in compliance with all of its debt covenants.

8.   INCOME TAXES

     The components of income tax provision in the consolidated statements of operations for the years ended December 31, 1999, 2000, and 2001 are as follows (in thousands):


                                                                         1999          2000         2001
                                                                    ------------   -----------    ---------
                                                                    (as revised)   (as revised)

        Current expense                                               $  5,953       $ 5,281        $7,125
        Deferred expense                                                 6,851        (7,735)       (3,981)
                                                                      --------       -------        ------
        Provision (benefit) for income taxes                          $ 12,804       $(2,454)       $3,144
                                                                      ========       =======        ======


     The income tax provision, as reported in the statements of operations, differs from the amounts computed by applying federal statutory rates of 34% due to the following for the years ended December 31, 1999, 2000, and 2001 (in thousands):

                                                                        1999         2000          2001
                                                                    ------------  -----------    ---------
                                                                    (as revised)  (as revised)

        Federal income tax provision at statutory rate                $15,513       $7,851        $8,315
        Permanent tax/book basis differences, primarily
            goodwill                                                    2,864          398           283
        Meals and entertainment                                            43           58            77
        State tax provision, net of federal effect                      1,807          914           807
        Benefit for undistributed losses of affiliate                  (7,408)     (11,670)       (6,366)
        Other                                                             (15)          (5)           28
                                                                      -------      -------        ------
                                                                      $12,804      $(2,454)       $3,144
                                                                      =======      =======        ======


     Benefit for undistributed losses of affiliate represents a deferred tax benefit based upon the reduction of the excess of book basis over tax basis of Intercept's investment in Netzee.

     Deferred income tax assets and liabilities for 2000 and 2001 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences that give rise to deferred tax assets and liabilities at December 31, 2000 and 2001 are as follows (in thousands):



                                                                                  2000            2001
                                                                               ------------    ---------
                                                                               (as revised)
        Deferred tax assets:
            Deferred revenue                                                   $   1,514       $   1,009
            Accounts receivable reserves                                             191             359
            Other                                                                    108             102
                                                                               ---------       ---------
                      Total gross deferred tax assets                              1,813           1,470
                                                                               ---------       ---------
        Deferred tax liabilities:
            Intangible amortization                                                    0             (58)
            Accelerated depreciation                                                (600)         (1,414)
            Investment basis difference                                           (6,144)              0
            Software development                                                    (604)         (1,395)
                                                                               ----------      ---------
                      Total gross deferred tax liabilities                        (7,348)         (2,867)
                                                                               ---------       ---------
        Net deferred tax liability                                                (5,535)         (1,397)

        Less current net deferred tax assets                                       1,666           1,470
                                                                               ---------       ---------
        Noncurrent net deferred tax liabilities                                  $(7,201)        $(2,867)
                                                                               =========       =========

     The investment basis difference mainly relates to gains recorded related to stock issuances of Netzee as discussed in Note 3 which are not taxable until realized, offset by decreases in the investment for InterCept's equity in losses of Netzee.

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

     The 1996 Stock Option Plan provides for the granting of nonqualified stock options to the directors of InterCept. The board of directors authorized the issuance of common stock under the 1996 Stock Option Plan pursuant to options having an exercise price equal to the fair market value of the common stock on the date the options are granted. The board of directors has approved director grants of (i) options to purchase 35,000 shares to each nonemployee director of InterCept who beneficially owns less than 4% of InterCept's outstanding common stock on the date of such directors' initial election to the board of directors and (ii) options to purchase 10,000 shares, as amended, to each director on each anniversary date of such director's election to the board at an exercise price equal to the fair market value of the common stock on the date the options are granted. Each initial director grant option vests ratably over the director's three-year term of service, and each annual grant vests on the date of grant. Options granted to directors prior to December 31, 2001 expire five years after the date of grant unless canceled sooner as a result of termination of service or death or unless such option is fully exercised prior to the end of the option period. Options granted to directors after December 31, 2001 expire ten years after the date of grant.

     As of December 31, 2001, the maximum number of shares of common stock reserved for issuance under the Plan was 3,156,352, and 12,143 shares were available for grant. The 1996 Stock Option Plan provides that the number of shares of common stock available for issuance thereunder shall be automatically increased on the first trading day of each calendar year beginning January 1, 1999 by the lesser of (i) 3% of the number of shares outstanding on the preceding trading day or (ii) 315,795 shares (subject to certain adjustments). Shares of common stock that are attributable to awards which have expired, terminated, or been canceled or forfeited during any calendar year are available for issuance or use in connection with future awards during such calendar year.

     The 1996 Stock Option Plan will remain in effect until terminated by the board of directors. The 1996 Stock Option Plan may be amended by the board of directors without the consent of the shareholders of InterCept, except that any amendment, although effective when made, will be subject to shareholder approval within one year after approval by the board of directors if the amendment increases the total number of shares issuable pursuant to ISOs (other than the permitted annual increase), changes the class of employees eligible to receive ISOs that may participate in the 1996 Stock Option Plan, or otherwise materially increases the benefits accruing to recipients of ISOs.

     ProVesa, Inc. 1994 Stock Option Plan

     InterCept assumed the ProVesa, Inc. 1994 Stock Option Plan ("ProVesa Plan") in November 1996 in conjunction with an acquisition. In 1998, the board of directors determined that no additional options would be issued under the ProVesa Plan. Of the 42,106 options originally issued, 1,813 have been exercised and 40,293 are outstanding as of December 31, 2001. The remaining options outstanding expire in December 2004.

     A summary status of InterCept's stock option plan as of December 31, 1999, 2000, and 2001 and changes during the years are presented below:


                                                                           Price             Weighted
                                                                     ------------------   Average Option
                                                        Shares             Range               Price
                                                        ---------       -------------     --------------
        Outstanding at December 31, 1998                  984,354       $  2.16-$7.70          $ 5.78
            Granted                                       554,000       $  7.50-18.75          $14.89
            Exercised                                     (25,416)      $  2.16-7.00           $ 2.92
            Terminated                                     (6,000)      $  7.00-18.75          $13.91
                                                        ---------
        Outstanding at December 31, 1999                1,506,938       $  2.16-18.75          $ 9.09
            Granted                                       783,750       $ 17.00-28.19          $23.72
            Exercised                                    (100,172)      $  2.16-18.75          $ 7.06
            Terminated                                    (44,166)      $  7.00-18.75          $10.81
                                                        ---------
        Outstanding at December 31, 2000                2,146,350       $  2.16-28.19          $14.49
            Granted                                       963,750       $ 22.31-33.32          $25.15
            Exercised                                    (218,310)      $  2.37-26.88          $11.02
            Terminated                                    (49,373)      $  7.50-26.88          $21.28
                                                        ---------
        Outstanding at December 31, 2001                2,842,417       $  2.16-33.32          $18.27
                                                        =========

     During 2000, a director of InterCept exercised several options in exchange for a note payable to InterCept for the exercise price of approximately $208,000. The note accrued interest of approximately $8,000 during 2000 and $5,000 and in 2001 and was repaid in full in 2001. The note receivable and related accrued interest are included in common stock in the accompanying balance sheets.

     On July 1, 2001, InterCept adopted the 2001 Employee Stock Purchase Plan ("ESPP"). The ESPP allows for eligible employees to participate in the purchase of shares of InterCept's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly stock purchase period. The Company has authorized 500,000 shares of common stock for issuance under the ESPP and issued 7,277 shares during the year ended December 31, 2001.
                                      F-22

     Statement of Financial Accounting Standards No. 123

     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting methodology required by APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

     InterCept has elected to account for its stock-based compensation plans and ESPP under APB Opinion No. 25, under which no compensation cost has been recognized by InterCept. However, InterCept has computed, for pro forma disclosure purposes, the value of all options and stock purchase rights granted since January 1, 1995 to employees of InterCept using the Black-Scholes option pricing model prescribed by SFAS No. 123. The following weighted average assumptions were used to value stock options:

                                       1999            2000           2001
                                       ----            ----           ----

       Risk-free interest rate         6.76%           5.05%          4.86%
       Expected dividend yield         0%              0%             0%
       Expected lives                  7.0 years       8.9 years      7.0 years
       Expected volatility             83.6%           83.4%          76.2%

     The weighted average fair value of options for the stock granted to employees of InterCept in 1999, 2000, and 2001 was $11.32, $18.83, and $18.01 per share, respectively. The total value of options for InterCept's stock granted to employees of InterCept during 1999, 2000, and 2001 was computed as approximately $6,146,000, $14,757,000, and $17,302,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of stock purchase rights granted in 2001 computed using the Black Scholes option pricing model was $9.73 per share. Assumptions include an expected life of three months, weighted-average risk-free interest rate of 2.8% in 2001, and other assumptions that are consistent with those used for the stock option plans described above. If InterCept had accounted for these plans in accordance with SFAS No. 123, InterCept's net income (loss) and net income
     (loss) per common share for the years ended December 31, 1999, 2000 and 2001 would have been as follows (in thousands, except per share data):


                                         1999           2000           2001
                                     ------------   ------------    --------
                                     (as revised)   (as revised)

       Net income (loss)                $15,880         $(477)      $(5,444)
       Net income (loss) per common
           share--diluted                 $1.50        $(0.04)       $(0.33)

     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

                                Options outstanding                          Options exercisable
         ---------------------------------------------------------------   ------------------------
                                                             Weighted
             Exercise                         Weighted       Average                      Weighted
               Price            Number        Average      Contractual        Number      Average
               Range          of Shares        Price     Life (in years)    of Shares      Price
         ---------------     ------------  ------------- ---------------   ----------    ----------
           $  2.16-$3.33          247,798      $ 2.19           4.6           247,798      $ 2.19
           $  6.66-$9.99          569,025      $ 7.38           6.4           495,434      $ 7.37
           $10.00-$13.33            5,000      $13.00           7.4                 0      $ 0.00
           $13.34-$16.66          143,669      $15.87           7.5            92,498      $15.86
           $16.67-$19.99          315,965      $18.15           7.8           162,633      $17.92
           $20.00-$23.32          484,250      $22.36           9.1            56,667      $22.65
           $23.33-$26.66          829,343      $24.87           8.9           190,798      $25.18
           $26.67-$29.99           68,367      $28.04           8.3            25,902      $28.00
           $30.00-$33.32          179,000      $32.04           9.6            38,333      $30.93
                             -------------                                 ------------
                                2,842,417                                   1,310,063


     At December 31, 1999, 2000, and 2001, 665,254, 910,772, and 1,310,063
     options for InterCept's common stock with a weighted average exercise price of $5.95, $7.91, and $12.65 per share, respectively, were exercisable by employees of InterCept.

10.  NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per share at December 31, 1999, 2000, and 2001 were as follows (in thousands except per share amounts):

                                                                     1999            2000              2001
                                                               --------------   --------------    -------------
                                                                 (as revised)    (as revised)
     Basic:
         Net income (loss)                                     $       17,349   $       (5,192)   $       4,444
                                                               ==============   ==============    =============

     Weighted average common shares outstanding                    10,094,696       12,820,073       15,433,895
                                                               ==============   ==============    =============

     Per share amount                                                   $1.72           $(0.41)           $0.29
                                                               ==============   ==============    =============

     Diluted:
         Net income (loss)                                     $       17,349   $       (5,192)   $       4,444
                                                               ==============   ==============    =============

     Weighted average common shares outstanding                    10,094,696       12,820,073       15,433,895
     Shares assumed issued upon exercise of dilutive
         stock options using the treasury stock method                451,350                0          826,381
     Shares held in escrow to satisfy contingencies                    17,500                0          136,794
                                                               --------------   --------------    -------------
                   Total                                           10,563,546       12,820,073       16,397,070
                                                               ==============   ==============    =============
     Per share amount                                                   $1.64           $(0.41)           $0.27
                                                               ==============   ==============    =============

     Basic and diluted earnings per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Outstanding stock options, with exercise prices above the average stock prices for each quarter (approximately 20,000, 294,000, and 81,000 shares in 1999, 2000, and 2001, respectively), were antidilutive and were therefore excluded from the computation of diluted shares above. Additionally, the effect of stock options was excluded in years where a net loss was recorded as they are antidilutive.

11.  EMPLOYEE BENEFITS

     InterCept maintains a separate defined contribution 401(k) savings plan, which covers substantially all employees, subject to certain minimum age and service requirements. Contributions to this plan by employees are voluntary; however, InterCept matches a percentage of the employees' contributions. This percentage is determined annually by InterCept. InterCept's contributions approximated $148,000, $218,000, and $371,000 in 1999, 2000, and 2001, respectively.

12.  COMMITMENTS AND CONTINGENCIES

     InterCept leases various equipment and facilities under noncancelable operating lease agreements. Future minimum annual obligations under these leases as of December 31, 2001 are as follows (in thousands):

         2002                                                 $ 3,975
         2003                                                   3,157
         2004                                                   1,817
         2005                                                   1,242
         2006                                                     681
         Thereafter                                               942
                                                              -------
                       Total                                  $11,814
                                                              =======

     Net rental expense was approximately $1,308,000, $1,739,000, and $3,216,000 during 1999, 2000, and 2001, respectively.

     InterCept is subject to legal proceedings and claims that arise in the ordinary course of business. However, management feels the amount of potential liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

13.  RELATED PARTY TRANSACTIONS

     As discussed in Note 4, InterCept owned approximately 28% of Netzee as of December 31, 2001. Two of InterCept's directors also serve as directors of Netzee, and one of those directors is the Chief Executive Officer of Netzee. In order to enable Netzee to complete its acquisitions in August and September 1999, InterCept borrowed funds under its line of credit and loaned these funds to Netzee. InterCept also made advances to Netzee to fund operations. These amounts were repaid to InterCept upon completion of Netzee's initial public offering in November 1999. Since December 15, 1999, InterCept has provided Netzee with a revolving line of credit. Borrowings on this line bear interest at a rate of prime plus 2%. As amended on March 29, 2002 InterCept provides Netzee a line of credit of approximately $14.0 million. The line of credit expires on April 10, 2003. As of December 31, 2001, Netzee owed approximately $10.1 million to InterCept, including accrued interest of approximately $182,000. Total interest on all borrowings for 2000 and 2001 was approximately $1.1 million and $1.1 million, respectively, and is included in interest and other income in the accompanying statements of operations. Management has evaluated the business and financial projections of Netzee and has concluded, based on this review, that the amounts due from Netzee are collectible. Therefore, a reserve has not been established for the note as of December 31, 2001.

     InterCept and Netzee maintain a relationship to cross-market each other's products and services. During 2000 and 2001, InterCept received $375,000 and $131,000, respectively, in commissions related to Netzee sales. InterCept also shared certain facilities with Netzee and provided certain administrative services to Netzee. InterCept charged Netzee approximately $163,000 and $108,000 in 2000 and 2001, respectively, for these shared costs. During 2000 and 2001, Netzee used InterCept to purchase certain hardware and software used to implement Netzee's Internet and telephone banking products. In addition, InterCept assisted Netzee in managing the ordering and inventory process related to this equipment. During 2000 and 2001, Netzee incurred approximately $435,000 and $152,000, respectively, in costs to purchase the equipment, which included a fee to InterCept for its services.

     On May 31, 2001, InterCept entered into a loan agreement with SLM under which InterCept loaned SLM $12 million, subject to various terms and conditions. Borrowings under the loan agreement bore interest at an annual rate equal to the one-month LIBOR plus 2% and were secured by the shares of InterCept's common stock owned or potentially issuable to SLM. On August 13, 2001 SLM repaid the note, including accrued interest of $140,000, in full.

     On December 3, 2001, InterCept entered into a loan agreement with SLM under which InterCept loaned SLM $7 million, subject to various terms and conditions in exchange for cash and settlement of other indemnification obligations in the acquisition agreement. Borrowings under the loan agreement bear interest, payable upon maturity, at the prime rate and are secured by up to 591,871 shares of InterCept common stock with a market value of approximately $24.2 million at December 31, 2001 that SLM now holds or may earn. The loan matures on September 30, 2002 and requires mandatory prepayments from the proceeds of sales of InterCept common stock by SLM until the loan is repaid in full. At December 31, 2001, the balance on the loan was $7,025,000, including accrued interest of $25,000.

     InterCept provides telecommunications network and operations services and customer support services to SLM, as well as computer programming services. InterCept recorded revenue of approximately $1.8 million related to services provided to SLM in 2001. InterCept also charged SLM approximately $200,000 during 2001 for rent and building expenses related to certain SLM operations maintained at InterCept's facility which is included in interest and other income, net.

     During the years ended December 31, 1999, 2000, and 2001, InterCept incurred fees of approximately $612,000, $745,000, and $1.0 million respectively for legal services to a law firm, a partner of which is also a director of InterCept.

     InterCept provided telecommunications connectivity to Towne Services, Inc. ("Towne"). InterCept recorded revenue from Towne of approximately $215,000, $236,000, and $173,000 during 1999, 2000, and 2001, respectively, which is included in data communications management income. At December 31, 2000 and 2001, receivables from Towne were approximately $60,000 and $0, respectively . During 1999, InterCept purchased software from Towne for $825,000. Additionally, InterCept owned 10,000 shares of Towne common stock, which was purchased in 1997. In August 2001, Towne entered a merger agreement with Private Business under which InterCept's shares of Towne were exchanged for 9,072 shares of Private Business common stock. Two directors of InterCept served as directors of Towne. However, only one of these directors is a director of Private Business. There have been no transactions between InterCept and Private Business since the merger.

14.  SUBSEQUENT TRANSACTIONS

     On March 19, 2002, InterCept entered into a definitive agreement to acquire the assets of Internet Billing Company, Ltd. ("iBill"), a Ft. Lauderdale-based provider of transaction processing for Web merchants. Separately, InterCept also signed a binding letter agreement to acquire Electronic Payment Exchange, Inc. ("EPX"), a provider of transaction processing services based in New Castle, Delaware.

     InterCept agreed to pay iBill $112 million in cash plus additional quarterly earnout payments for a period of six quarters ending December 31, 2003. The amount of each earnout payment depends on whether the acquired business achieves certain financial targets and will be recorded as additional purchase price consideration if and when it is earned. InterCept has an option to buy out the remaining contingent earnout obligation at any time by paying $8 million per remaining quarter. InterCept is not required to close the iBill acquisition unless InterCept receives necessary Hart-Scott-Rodino approval. If InterCept terminates the agreement for anything other than the failure to obtain that approval or a severe service outage at iBill, InterCept will be required to pay a termination fee of $5 million to iBill.

     Under the terms of the EPX letter agreement, InterCept agreed to issue 1,377,339 shares of common stock to EPX's stockholders, 20% of which will be placed in escrow to secure EPX's obligation to indemnify InterCept for breaches of the representations and warranties in the acquisition agreement. The number of shares to be issued assumes that EPX will have approximately $12 million of liabilities at the time of the acquisition; the number of shares will be adjusted depending on the ultimate liabilities assumed. InterCept is required to close the EPX acquisition unless InterCept fails to obtain necessary approvals for the acquisition, including Hart-Scott-Rodino approval or is not satisfied with the results of its due diligence procedures. If InterCept does not close the transaction by April 23, 2002, InterCept will lend EPX $3 million pursuant to a loan secured by EPX's intellectual property. The loan will bear interest at the prime rate plus 1% and will be due on December 31, 2002.

EXHIBIT INDEX
-------------

Exhibit No.    Description
-----------    ----------------------------------------------------------------

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

2.9 Purchase Agreement (amended and restated) dated as of November 29, 2000, between The InterCept Group, Inc. and SLMSoft.com Inc., an Ontario corporation, and SLMsoft.com Inc., a Kansas corporation (incorporated by reference to Exhibit 2.1 to InterCept's Current Report on Form 8-K filed January 19, 2001).++

2.10 Asset Purchase Agreement dated and effective as of October 1, 2001, by and among The InterCept Group, Inc., InterCept Output Solutions, LP, HSI Holdings, Inc., Superior Forms, Ltd., HSI Properties, Ltd., Holmes & Shaw Limited, Inc., Holmes & Shaw General, Inc., George V. Shaw, III and Vincent Investment Company, Inc.

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

10.1           The InterCept Group, Inc. Amended and Restated 1996 Stock Option
               Plan.*/**

10.2           Form of Stock Option Agreement under The InterCept Group, Inc.
               Amended and Restated 1996 Stock Option Plan.*/**

10.3 Form of Stock Option Agreement for Directors under The InterCept Group, Inc. Amended and Restated 1996 Stock Option Plan.*/**

10.4 Employment Agreement by and between InterCept and John W. Collins dated as of January 30, 1998.*/**

10.5           Employment Agreement by and between InterCept and Scott R.
               Meyerhoff dated as of February 1, 1998.*/**

10.6           Stock Option Agreement by and between InterCept and Donny R.
               Jackson dated January 14, 1997.*/**

10.7 Stock Option Agreement dated as of February 1, 1998 by and between InterCept and Scott R. Meyerhoff.*/**

10.8 Form of Indemnification Agreement entered into between InterCept and its directors and officers.*

10.9           Form of General Marketing Agent Agreement.*

10.10 Channel Services Payment Plan Agreement dated December 22, 1993 between Intercept Systems, Inc. and BellSouth Communications, Inc.*

10.11 Form of Special Service Arrangement Agreement with BellSouth Telecommunications, Inc. for frame relay services.*

10.12 Form of SynchroNet Service Agreement with Southern Bell Telephone and Telegraph Company.*

10.13 WorldCom Data Services Agreement dated as of February 27, 1998 by and between WorldCom, Inc. and InterCept Communications Technologies, L.L.C.*+

10.14 Stock Option Agreement dated as of June 24, 1998 by and between InterCept and John W. Collins (incorporated by reference to
               Exhibit 10.2 to InterCept's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed on August 14, 1998).**

10.15 Stock Option Agreement dated as of June 24, 1998 by and between InterCept and Donny R. Jackson (incorporated by reference to
               Exhibit 10.3 to InterCept's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed on August 14, 1998).**

10.16 Stock Option Agreement dated as of June 24, 1998 by and between InterCept and Scott R. Meyerhoff (incorporated by reference to
               Exhibit 10.3 to InterCept's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed on August 14, 1998).**

10.17 Amended and Restated Credit Agreement dated as of February 2, 2001, by and among Netzee, Inc., John H Harland Company, and The InterCept Group, Inc. (incorporated by reference to Exhibit 10.1 to Netzee's Current Report on Form 8-K dated February 2, 2001 and filed February 16, 2001).

10.18 Software Agreement dated January 4, 2001, between The InterCept Group, Inc., and SLMSoft.com Inc., an Ontario corporation (incorporated by reference to Exhibit 2.2 to InterCept's Current Report on Form 8-K filed January 19, 2001). ++

10.19 Registration Rights Agreement dated January 4, 2001, between The InterCept Group, Inc., and SLMSoft.com Inc., an Ontario corporation (incorporated by reference to Exhibit 2.3 to InterCept's Current Report on Form 8-K filed January 19, 2001).++

10.20 Amendment No. 1 to Registration Rights Agreement between InterCept and SLMsoft.com, Inc. dated May 31, 2001 (incorporated by reference to Exhibit 10.4 in InterCept's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.21 Loan Agreement between The InterCept Group, Inc., and SLMsoft.com, Inc. dated December 3, 2001.

10.22          Employment Agreement by and between The InterCept Group, Inc.
               and G. Lynn Boggs dated as of February 19, 2002.

10.23 Loan and Security Agreement dated December 21, 2001, by and among The InterCept Group, Inc., C-TEQ, Inc., SBS Data Services, Inc., DPSC Acquisition Corp., ICPT Acquisition I, LLC, InterCept Communications Technologies, Inc., InterCept Services, LLC, InterCept TX I, LLC, InterCept Output Solutions, LP and InterCept Supply, LP and First Union National Bank.

21.1           Subsidiaries of InterCept.

23.1           Consent of Arthur Andersen LLP.

24.1           Power of Attorney (contained on the signature page hereof).

99.1           Letter from InterCept regarding letter from Arthur Andersen.

99.2           Financial statements of Netzee, Inc.

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