Form 10-Q
period 2002-03-31
INTERCEPT GROUP INC
filed 2002-05-14
CIK 1054930

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

                                       Or

[ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO        , 19  .
                                                         -----    -------    --

                        Commission file number : 01-14213

                                 InterCept, Inc.
             (Exact name of registrant as specified in its charter)

              Georgia                                   58 - 2237359
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at May 9, 2002
   Common Stock, no par value                           18,176,409

================================================================================

                                 INTERCEPT, INC.

                               INDEX TO FORM 10-Q

PART I    FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001

          Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2002 and 2001

          Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2002 and 2001

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

InterCept, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

                                                                                   March 31,     December 31,
                                                                                     2002            2001
                                                                                  (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                      $ 25,021        $ 24,917
    Short term investments                                                           51,333          50,289
    Accounts receivable, less allowance for doubtful accounts of $744
          and $946 at March 31, 2002 and December 31, 2001, respectively             19,105          20,271
    Advances to SLM                                                                   7,108           7,025
    Deferred tax assets                                                               1,249           1,470
    Inventory, prepaid expenses and other                                            15,417           8,973
                                                                                   --------        --------
          Total current assets                                                      119,233         112,945

Property and equipment, net                                                          29,248          28,108
Intangible assets, net                                                              127,901         128,204
Advances to Netzee                                                                   10,528          10,118
Investment in affiliate                                                                   -           1,462
Other noncurrent assets                                                               2,266           2,431
                                                                                   --------        --------
          Total assets                                                             $289,176        $283,268

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of notes payable                                            $      -        $      -
    Accounts payable and accrued liabilities                                          6,985          10,143
    Deferred revenue                                                                 10,794           9,315
                                                                                   --------        --------
          Total current liabilities                                                  17,779          19,458

Notes payable, less current portion                                                   2,212             465
Deferred revenue                                                                        372             445
Deferred tax liability                                                                3,699           2,867
          Total liabilities                                                          24,062          23,235

Minority interest in consolidated subsidiary                                            230             222

Shareholders' equity:
    Preferred stock, no par value; 1,000,000 shares authorized; no shares
        issued or outstanding                                                             -               -
    Common stock, no par value; 50,000,000 shares authorized;
        18,159,174 and 18,086,766 shares issued and outstanding
        at March 31, 2002 and December 31, 2001, respectively                       245,138         243,293
    Retained earnings                                                                19,799          16,571
    Accumulated other comprehensive (loss)                                              (53)            (53)
          Total shareholders' equity                                                264,884         259,811
                                                                                   --------        --------
          Total liabilities and shareholders' equity                               $289,176        $283,268

        The accompanying notes are an integral part of these condensed consolidated balance sheets.

InterCept, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                            2002           2001
                                                                                         (unaudited)   (unaudited)
Revenues:
    Service fee income                                                                     $33,999       $23,802
    Data communications management income                                                    1,974         1,829
    Equipment and product sales, services and other                                          1,703         1,415
                                                                                           -------       -------
          Total revenues                                                                    37,676        27,046

Costs of services:
    Costs of service fee income                                                             14,153         8,927
    Costs of data communications management income                                           1,363         1,438
    Costs of equipment and product sales, services and other                                 1,261         1,099

Selling, general and administrative expenses                                                12,185         9,058
Depreciation and amortization                                                                2,414         2,508
                                                                                           -------       -------
          Total operating expenses                                                          31,376        23,030

Operating income                                                                             6,300         4,016
Other income, net                                                                            1,178           728
Income before provision (benefit) for income taxes, equity in loss of affiliate and
  minority interest                                                                          7,478         4,744
Provision (benefit) for income taxes                                                         2,756          (250)
Equity in loss of affiliate                                                                 (1,487)       (5,719)
Minority interest                                                                               (7)           (7)

Net income (loss) attributable to common shareholders                                      $ 3,228       $  (732)

Net income (loss) per common share:
Basic                                                                                      $  0.18       $ (0.05)
Diluted                                                                                    $  0.17       $ (0.05)

Weighted average shares outstanding:
Basic                                                                                       17,996        13,776
Diluted                                                                                     19,125        13,776



      The accompanying notes are an integral part of these condensed consolidated statements of operations.

InterCept, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                    2002                 2001
                                                                                 (unaudited)          (unaudited)
Cash flows from operating activities:
Net income (loss)                                                                   $ 3,228            $  (732)
    Adjustments to reconcile net loss to net cash provided by
    operating activities:
        Depreciation and amortization                                                 2,414               2,508
        Loan cost amortization                                                           15                  22
        Minority interest                                                                 7                   7
        Deferred income tax provision                                                 1,053              (3,375)
        Loss on sale of property and equipment                                           14                   -
        Gain due to stock issuances of subsidiary                                       (25)               (230)
        Equity in net loss of affiliate                                               1,487               5,719
        Income tax benefit related to exercise of stock options                         624                 391
    Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable, net                                                      1,166              (8,805)
        Inventory, prepaid expenses, and other                                           77               2,179
        Other assets                                                                     93                (347)
        Accounts payable and accrued expenses                                        (4,678)              1,488
        Interest accrued on note receivable                                             (83)                  -
        Deferred revenue                                                              1,406               3,932
                                                                                    -------            --------
             Net cash provided by operating activities                                6,798               2,757
                                                                                    -------             --------
Cash flows from investing activities:
       Acquisitions, net of cash acquired                                            (5,376)            (58,005)
       Purchase of investments, net                                                  (1,044)             37,502
       (Advances to), repayments from affiliate, net                                   (410)              7,925
       Purchases of property and equipment, net                                      (2,474)             (2,196)
       Increases in capitalized software                                               (358)               (390)
                                                                                    -------            --------
             Net cash used in investing activities                                   (9,662)            (15,164)
                                                                                    -------            --------
Cash flows from financing activities:
       Proceeds from line of credit                                                   6,717               6,762
       Payments on notes payable and line of credit                                  (4,970)                (19)
       Payment of shareholder note                                                        -                 221
       Proceeds from exercise of stock options                                        1,221                 461
                                                                                    -------            --------
             Net cash provided by financing activities                                2,968               7,425
                                                                                    -------            --------

Net increase (decrease) in cash and cash equivalents                                    104              (4,982)
Cash and cash equivalents at beginning of the period                                 24,917               8,061
                                                                                    -------            --------
Cash and cash equivalents at end of the period                                      $25,021            $  3,079
                                                                                    -------            --------

Supplemental disclosures of cash flow information:

       Cash paid for interest                                                       $    33            $     40
       Cash paid for income taxes                                                   $ 2,010            $  1,563

     The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

                                 INTERCEPT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

     InterCept, Inc., ("InterCept"), is a single-source provider of a broad range of technologies, products and services that work together to meet the electronic commerce and operating needs of community financial institutions in the United States. Over 1,900 of these community financial institutions have contracted with InterCept for one or more of our technologies, products and services, which include electronic funds transfer transactions, core bank processing systems, check imaging systems, data communications management networks, laser document printing and automated mailing services, as well as services related to each of these products and systems.

     In February 2000, InterCept completed a public offering of its common stock. Proceeds to InterCept from this offering (after deducting expenses related to the offering) were approximately $65.5 million. Proceeds of this offering were used to pay certain debt, to fund future acquisitions and investments, partially to fund Netzee's operations and other general working capital needs.

     In August and September 2001, InterCept completed a public offering of its common stock. Proceeds to InterCept from this offering including the over allotment option (after deducting expenses related to the offering) were approximately $107.5 million. Approximately $26.4 million of the proceeds of this offering were used to pay certain debt and the remainder will be used for working capital and other general corporate purposes, to fund future acquisitions and to fulfill InterCept's obligations under its revolving line of credit to Netzee.

     InterCept was incorporated on April 30, 1996 and has made several acquisitions since inception.

     The consolidated financial statements include the accounts of InterCept and its wholly owned subsidiaries InterCept Communications Technologies, Inc., SBS Data Services, Inc., C-TEQ, Inc., InterCept Services, LLC, ICPT Acquisitions I, LLC, DPSC Acquisition Corp., InterCept TX I, LLC, InterCept Output Solutions, LP, and InterCept Supply, LP as of March 31, 2002. In addition, ProImage, Inc., a corporation in which InterCept has a 67% ownership interest as of March 31, 2002, has been consolidated in InterCept's consolidated financial statements since its inception, due to Intercept's control of ProImage. Management of InterCept retains responsibility for all day-to-day operations of ProImage and has and will continue to provide complete financial support for ProImage due to legal limitations on the other shareholder's ability to fund losses. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest represents the minority shareholder's proportionate share of the equity and earnings of ProImage. As of March 31, 2002, InterCept owned approximately 28% of the outstanding common stock of Netzee, Inc. InterCept accounts for its investment in Netzee under the equity method, which requires it to record Netzee's results of operations in a single line item in its statement of operations entitled "equity in loss of affiliate."

2.   Net Income Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method, which is based on the average stock price for the period. The effects of anti-dilutive options have been excluded. All options were anti-dilutive for the period ended March 31, 2001 and have been excluded from the computation of net loss per share.


                                        Three Months Ended               Three Months Ended
                                          March 31, 2002                   March 31, 2001
                                  -----------------------------    -----------------------------
                                    Income     Shares     EPS        Income    Shares      EPS
                                  ----------  --------  -------    ---------  --------   -------
     Basic EPS                     $ 3,228     17,996     0.18       $(732)    13,776    $(0.05)
     Dilutives:                                              -
     Stock options                                992     0.01            -         -          -
     Contingently issuable shares                 137        -
                                  ----------  --------  -------    ---------  --------   -------
     Diluted EPS                   $ 3,228     19,125    $0.17       $(732)    13,776    $(0.05)
                                  ==========  ========  =======    =========  ========   =======


3.   Comprehensive Income (Loss)

     Comprehensive income (loss) is the total of net income (loss) and all other unrealized losses on securities, net of tax.

     The following table sets forth the calculation of InterCept's comprehensive income (loss) for the periods indicated below (in thousands):


                                                                       Three Months Ended
                                                                           March 31,
                                                                 -------------------------------
                                                                    2002              2001
                                                                 -----------      --------------
     Net income (loss), as reported                              $   3,228         $   (732)
     Unrealized gain (loss) on securities, net of tax:                   -               29
                                                                 -----------      --------------
     Comprehensive income (loss)                                 $   3,228         $   (703)
                                                                 ===========      ==============

4.   Acquisitions

     During the three months ended March 31, 2002, InterCept made several final payments totaling approximately $376,000 that were related to 2001 acquisitions.

     InterCept adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. Under this statement, InterCept no longer amortizes goodwill but assesses it annually or whenever events or changes in circumstances occur for impairment. Additionally, InterCept no longer recognizes assembled workforce apart from goodwill in accordance with the Statement of Financial Accounting Standard No. 141, "Business Combinations" and has reclassified the cost previously allocated to workforce of $800,000, less accumulated amortization of $289,000, to goodwill. InterCept has not yet completed its goodwill impairment analysis. Goodwill and workforce amortization for the three months ended March 31, 2001 was approximately $901,000. Excluding this amount, net loss and net loss per share for the three months ended March 31, 2001 would have been approximately $(191,000) and $(.01), respectively.
                                       7

5.   Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations at March 31, 2002 and December 31, 2001 consisted of the following (in thousands):

                                                                               March 31,    December 31,
                                                                                 2002           2001
                                                                              ----------    ------------
     $50.0 million line of credit with Wachovia Bank, National Association
       (formerly First Union National Bank), as amended, interest payable at the LIBOR rate plus applicable margin as defined (approximately
       3.13% as of March 31, 2002); payable in full on June 1, 2004,
       guaranteed by substantially all assets of InterCept.                     2,206           $459
Other                                                                               6              6
                                                                              --------------------------
                                                                                2,212            465
Less current maturities                                                             -
                                                                              --------------------------
                                                                               $2,212           $465
                                                                              ==========================

6.   Advances to SLM

     On December 3, 2001, InterCept entered into a loan agreement with SLM under which InterCept loaned SLM $7.0 million, subject to various terms and conditions in exchange for cash and settlement of other indemnification obligations in the acquisition agreement. Borrowings under the loan agreement bear interest, payable upon maturity, at the prime rate and are secured by up to 591,871 shares of InterCept common stock with a market value of approximately $21.7 million at March 31, 2002 that SLM now holds or may earn. The loan matures on September 30, 2002 and requires mandatory prepayments from the proceeds of sales of InterCept common stock by SLM until the loan is repaid in full. At March 31, 2002, the balance on the loan was $7,108,000, including accrued interest of $108,000.

7.   Subsequent Event

     We announced, after the close of trading on the Nasdaq Stock Market on March 19, 2002, a major expansion in its merchant processing operations. InterCept entered into a definitive agreement to acquire the assets of Internet Billing Company, Ltd. (iBill), a Ft. Lauderdale-based provider of transaction processing for Web merchants, and InterCept also signed a binding letter agreement to acquire Electronic Payment Exchange, Inc.
     (EPX), a provider of transaction processing services based in New Castle, Delaware. Effective April 8, 2002, InterCept closed the iBill transaction. InterCept paid $112.0 million in cash and is obligated to pay additional quarterly earnout payments for a period of six quarters ending December 31, 2003. The amount of each earnout payment depends on whether the acquired business achieves certain financial targets. InterCept used cash on hand, proceeds from its line of credit with Wachovia Bank, and proceeds from a CD-secured loan from The Peoples Bank of Winder, Georgia, to fund the purchase price of iBill.

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

         We license Renaissance Imaging(R) check imaging software on an in-house basis, and we generate revenues from up-front license fees and recurring annual maintenance fees charged for this system. We recognize revenues from the licensing of Renaissance Imaging in accordance with Statement of Position 97-2, as discussed above. We also provide check processing and imaging in a service bureau environment under which we generate recurring revenues. On a service bureau basis, we generate revenues based on the volume of items processed. We recognize this revenue as we provide the service.

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

         For the three months ended March 31, 2002, approximately 88% of our total revenues were recurring revenues. Recurring revenues result from regular monthly payments by our customers for ongoing services used in connection with their business. These revenues do not include conversion or deconversion fees, initial software license fees, installation fees, hardware sales or similar activities.

         We offer Internet banking and voice response products through Netzee. We own approximately 28% of Netzee's outstanding common stock. We account for our investment in Netzee under the equity method, which requires us to record Netzee's results of operations in a single line item in our statement of operations titled "equity in loss of affiliate."

         We announced, after the close of trading on the Nasdaq Stock Market on March 19, 2002, a major expansion in our merchant processing operations. We entered into a definitive agreement to acquire the assets of Internet Billing Company, Ltd. (iBill), a Ft. Lauderdale-based provider of transaction processing for Web merchants, and we also signed a binding letter agreement to acquire Electronic Payment Exchange, Inc. (EPX), a provider of transaction processing services based in New Castle, Delaware. Effective April 8, 2002, we closed the iBill transaction. We paid $112.0 million in cash and are obligated to pay additional quarterly earnout payments for a period of six quarters ending December 31, 2003. The amount of each earnout payment depends on whether the acquired business achieves certain financial targets. InterCept used cash on hand, proceeds from its line of credit with Wachovia Bank, and proceeds from a CD-secured loan from The Peoples Bank of Winder, Georgia, to fund the purchase price of iBill.

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

         Because of the foregoing factors and other risk factors discussed in our SEC filings, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results are likely to fall below the expectations of securities analysts or investors in some future quarter. In that event, the trading price of our common stock would likely decline, perhaps significantly. We face other risks in our business as described in detail in the section in our 2001 Annual Report on Form 10-K entitled Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure Regarding Forward-Looking Statements.

Results of Operations

         The following table sets forth the percentage of revenues represented by certain line items in our condensed consolidated statements of operations for the periods indicated.

                                                         Three Months Ended
                                                              March 31,
                                                         2002            2001
                                                        ------          ------
Revenues                                                100.0%          100.0%
Costs of services                                        44.6            42.4
Selling, general, and administrative expenses            32.3            33.5

Depreciation and amortization                             6.4             9.3
Total operating expenses                                 83.3            85.2

    Operating income                                     16.7            14.8
    Other income, net                                     3.1             2.7

Income before provision for income taxes, equity in
  loss of affiliate and minority interest                19.8            17.5
Provision for income taxes                                7.3            (0.9)
    Equity in loss of affiliate                          (3.9)          (21.1)
Minority interest                                         0.0             0.0

Net income (loss)                                         8.6%           (2.7)%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Revenues. Revenues increased 39.3% to $37.7 million for the three months ended March 31, 2002 from $27.0 million for the three months ended March 31, 2001. The $10.7 million increase was comprised of (a) a $10.2 million increase in service fee income, (b) a $288,000 increase in hardware sales, and
(c) a $145,000 increase in data communications management income. The increases are attributable to both internal growth and acquisitions and not to any significant increases in prices.

         Costs of Services. Costs of services increased 46.3% to $16.8 million for the three months ended March 31, 2002 from $11.5 million for the three months ended March 31, 2001. The $5.3 million increase was comprised of (a) $5.2 million related to service fee income, (b) $162,000 increase in hardware sales, offset by (c) a decrease of $75,000 related to data communications management. The increases are attributable to both internal growth and acquisitions. Gross margins decreased to 55.5% for the three months ended March 31, 2002 from 57.6% for the three months ended March 31, 2001. This decrease was primarily a result of lower margins associated with InterCept Output Solutions (the assets we acquired from HSI in October of 2001).

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 34.5% to $12.2 million for the three months ended March 31, 2002 from $9.1 million for the three months ended March 31, 2001. The $3.1 million increase was primarily due to personnel added from acquisitions, additional personnel to support our growth and other miscellaneous expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 32.3% for the three months ended March 31, 2002, from 33.5% for the three months ended March 31, 2001.

         Depreciation and Amortization. Depreciation and amortization decreased $94,000 to $2.4 million for the three months ended March 31, 2002 from $2.5 million for the three months ended March 31, 2001. The decrease was primarily attributable to the reduction of amortization due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," partially offset by additional property, plant and equipment depreciation.

         Other Income, Net. Other income, net increased to $1.2 million for the three months ended March 31, 2002 from $728,000 for the three months ended March 31, 2001. The $450,000 increase was primarily due to an increase in interest income and a decrease in interest expense due to the receipt of the proceeds from our August 2001 common stock offering, which were partially used to pay down debt.

         Provision (benefit) for Income Taxes The effective tax rate for the three months ended March 31, 2002 was 36.9% as compared to 40.5% for the three months ended March 31, 2001, excluding $2.2 million of a tax benefit recorded on the equity in losses of Netzee in 2001. The decrease in the effective rate is mainly due to state tax planning initiatives implemented in the fourth quarter of 2001. During the three months ended March 31, 2002, the tax basis of the investment in Netzee exceeded the book basis. As such, InterCept recorded a valuation allowance against the tax benefits for the equity method losses in Netzee due to uncertainty of future realizability of the asset.

         Equity in Loss of Affiliate. Equity in loss of affiliate decreased to a loss of $1.5 million for the three months ended March 31, 2002 from a loss of $5.7 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, this amount represents the recording of equity losses to the extent of the remaining balance of the investment in Netzee. In all prior quarters, this amount represented our share of Netzee's net loss.

         Minority Interest. Minority interest remained constant at a loss of $7,000 for the three months ended March 31, 2002 and 2001.

Liquidity and Capital Resources

         Since our incorporation, we have financed our operations and capital expenditures through cash from operations, borrowings from banks and sales of our common stock, including our initial public offering in June 1998, which resulted in net proceeds to us of $14.4 million, our public offering in February 2000, which resulted in net proceeds to us of $66.0 million, and our public offering in August and September 2001, which resulted in net proceeds to us of $107.5 million.

         Cash and cash equivalents were $25.0 million at March 31, 2002 and $24.9 million at December 31, 2001. Short term investments with a maturity of one year or less were $51.3 million at March 31, 2002 and $50.3 million at December 31, 2001. Net cash provided by operating activities was $6.8 million for the three months ended March 31, 2002 and $2.8 million for the three months ended March 31, 2001. The increase in the net cash provided by operating activities was primarily attributable to increased net income.

         Net cash used in investing activities was $9.7 million for the three months ended March 31, 2002 and $15.2 million for the three months ended March 31, 2001. The decrease in net cash used in investing activities was primarily due to the acquisition of SLMsoft.com, Inc. in the first quarter 2001, offset slightly by the $5.0 million advance payment to an escrow account for the iBill acquisition completed in April 2002.

         Net cash provided by financing activities was $3.0 million for the three months ended March 31, 2002 and $7.4 million for the three months ended March 31, 2001. The decrease in net cash provided by financing activities was primarily due to lower net borrowings.

         Together with John H. Harland Company, we provide a revolving line of credit to Netzee. On March 29, 2002 we amended this facility to reduce the total amount of credit available and to extend the termination date to April 10, 2003. Along with Harland, we currently provide to Netzee an $18.0 million revolving line of credit secured by substantially all of Netzee's assets. Of the total $18.0 million available to Netzee, we provide approximately $14.0 million and Harland provides approximately $4.0 million on a pro rata basis with us, provided that we are obligated to advance the last $1.0 million without Harland's participation. In February 2001, we paid Netzee $14.1 million in cash and assumed $2.4 million of DPSC's net liabilities in exchange for regulatory reporting software and other assets formerly owned by Netzee's subsidiary, DPSC. Netzee has subsequently borrowed additional funds from us, and as of March 31, 2002, Netzee owed us a total of $10.5 million under this line of credit. Borrowings under this line of credit bear interest at prime plus 2%. We finance this line of credit with cash on hand and additional borrowings under our credit facility with Wachovia Bank. Netzee may require additional funds to support its operations and to repay its borrowings from us. Netzee may seek to raise capital through public or private offerings of debt or equity, the sale of assets or from other sources. No assurance can be given that additional funds will be available on terms favorable to Netzee, if at all. Netzee's ability to continue as a going concern and to meet its obligations as they come due may depend upon its ability to raise additional capital funds.

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

         During 2001, we entered into an amended and restated credit facility with Wachovia Bank (formerly First Union National Bank). Under this facility we may borrow up to $50.0 million for working capital and to fund acquisitions and related expenses. The Wachovia credit facility contains provisions that require us to maintain certain financial ratios and minimum net worth amounts and that restrict our ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay dividends. This credit facility matures on June 1, 2004. Interest is payable monthly, and outstanding principal amounts accrue interest, at our option, at an annual rate equal to either (a) a floating rate equal to the lender's prime rate minus 0.25% or (b) a fixed rate based upon the 30-day LIBOR rate plus applicable margins. On March 31, 2002, the interest rate under this facility was approximately 3.13% per year, and approximately $2.2 million was outstanding under this facility.

         We funded the cash portion of the purchase price of our acquisitions in 2001 through the use of cash on hand and borrowings under our bank credit facility.

         We have used a substantial portion of the remaining capital resources available to us to fund the purchase of iBill, and we anticipate using up to an additional $13.0 million to fund immediate working capital needs of EPX. To provide the cash needed for these purposes, we have drawn on our bank credit facility with Wachovia Bank, borrowed additional funds from The Peoples Bank of Winder secured by certificates of deposit that we own, and plan to use the remaining net proceeds from our 2001 public offering of common stock.

         Because we have exhausted or shortly will exhaust the capital resources available to us from our 2001 public offering and our bank credit facility, our operating cash flows will be our principal source of short-term liquidity. Accordingly, we are unlikely to make any additional acquisitions that require a material amount of cash until we raise additional capital or extend and enhance our current borrowing facilities. We believe that to the extent that we rely on cash flows from operations to meet our short-term funding requirements, a decrease in demand for our products and services would not result in a material reduction in the availability of those funds. Because most of our customer contracts require the payment of monthly charges and have original terms of three to five years, we have a high percentage of recurring revenues.

         We believe that, other than our need for cash to fund our pending EPX acquisition, funds to be provided by operations will be sufficient to meet our anticipated capital expenditures and liquidity requirements for at least the next 12 months. We intend to grow, in part, through strategic acquisitions. Assuming we are able to raise additional capital, we expect to make additional expenditures to make acquisitions and integrate the acquired companies. We can give no assurances with respect to the actual timing and amount of the capital we raise or of the acquisitions we may make with the capital so raised. In addition, we can give no assurance that we will complete any acquisitions on terms favorable to us, if at all, or that additional sources of financing will be available to us.

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

         a) Revenue recognition
            -------------------

         Revenues include service fees, data communication management fees, equipment sales, installation and maintenance, software license fees and software maintenance. We recognize service fee income and data communication management fees as services are performed. We recognize revenue from equipment sales and installations upon installation of the product, and we recognize any related maintenance revenue ratably over the period during which the services are performed. We also generate revenues from the licensing of our core data processing systems. We recognize revenue for licensing these systems in accordance with Statement of Position 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. We recognize software license, hardware and installation revenue after we have a signed non-cancelable license agreement, have installed the products and have fulfilled all significant obligations to the customer. We recognize maintenance fees over the term of the maintenance period. We sell some of our software and hardware products under five-year, sales-type lease agreements under which customers make annual installment payments. These annual payments include the initial installation and ongoing license fee. Revenue attributable to installation fees and the sale of equipment is recognized upon installation. License fees are deferred and recognized ratably over the period of the lease.

         b) Allowance for doubtful accounts
            -------------------------------

         We record an allowance for doubtful accounts based on estimates of losses related to customer receivables balances. We develop estimates by evaluating specific customer accounts for risk of loss as well as historical credit memo data and other known factors for billing disputes that arise in the normal course of business.

         c) Fair value of assets acquired and liabilities assumed in purchase
            -----------------------------------------------------------------
            combinations
            ------------

         Our purchase combinations require us to estimate the fair value of the assets acquired and liabilities assumed in our business. In general, we determine the fair value based upon information supplied by the management of the acquired entities and valuations by independent appraisal experts. The valuations have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. In connection with our acquisitions, we have recorded a significant amount of intangible assets. These assets are being amortized over the expected economic lives of the assets, generally ranging from 7 to 20 years. If we determine that we have over-estimated the economic life of these assets, we will begin to amortize the remaining unamortized carrying value of the assets over the newly estimated life. Accordingly, depreciation and amortization expense could be increased, and the amount of any increase could be material to our results of operations.

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

         To date, we have not completed our analyis and thus have not recorded an impairment of our goodwill or intangible assets. We believe that assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

         d) Investment in and Advances to Netzee
            ------------------------------------

         We currently own approximately 28% of Netzee's common stock. We account for our investment in Netzee using the equity method of accounting, under which the operations of Netzee are recorded on a single line item in our statements of operations, "equity in loss of affiliate." We do not consolidate Netzee's results of operations with our results of operations.

         We have reviewed our investment in Netzee in accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." APB Opinion No. 18 provides that "a loss in value of an investment which is other than a temporary decline should be recognized." We compare our carrying value of the investment to the fair market value of the stock over time in order to determine when a loss in value that is other than temporary has occurred. For the three months ended March 31, 2002, InterCept continued to record equity method losses in Netzee, resulting in the reduction of its investment in common stock of Netzee to zero. The corresponding fair market value of our shares of Netzee's common stock was approximately $651,000.

         We then applied EITF 99-10, "Percentage Used to Determine the Amount of Equity Method Losses," which addresses the percentage of ownership that an investor should use to compute equity method losses when the investment in common stock has been reduced to zero and the investor holds other securities of the investee such as preferred stock or advances to the investee. Netzee has $6.5 million preferred stock outstanding, of which InterCept has no ownership percentage, and an $18 million line of credit in which InterCept holds an interest of approximately 78%. Under EITF 99-10, we would not record any additional equity method losses until the preferred stockholders have reduced their investments to zero. We will then use our relative ownership percentage in the next most senior level of capital (i.e. line of credit) to record its share of Netzee's losses. As InterCept owns 0% of the preferred stock, InterCept will not record additional equity method losses until the preferred stockholder has absorbed $6.5 million of losses. After that point, InterCept will record equity method losses based on its 78% interest in the line of credit.

         Additionally, we have evaluated the business and financial projections of Netzee and have concluded, based on our review, that the amounts due from Netzee are collectible. Therefore, we have not established a reserve for the note as of March 31, 2002.

April 2002 Acquisition

         In April 2002, we closed the transaction to acquire substantially all of the assets of Internet Billing Company (iBill). Based in Ft. Lauderdale, Florida, iBill provides secure transaction services that enable Web merchants to accept and process real-time payments for goods and services purchased over the Internet. iBill also manages all back-office functions including reporting, tracking, customer service and sales transactions. We paid $112.0 million in cash and are obligated to pay additional quarterly earnout payments for a period of six quarters ending December 31, 2003. We will account for this acquisition as a purchase.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates. Borrowings under the Wachovia credit facility accrue interest at a fluctuating rate based either upon the lender's prime rate or LIBOR. As of March 31, 2002, $2.2 million was outstanding under this facility. Any future borrowings will increase our exposure to interest rate fluctuations. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies. Additional loans to Netzee may increase the amount outstanding under this facility.

         We have loaned SLM $7.0 million and we have a $14.0 million line of credit to Netzee. As of March 31, 2002, $10.5 million was outstanding on the Netzee line of credit. Changes in interest rates that decrease the interest rates on these loans will decrease our interest income.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Other than as described in this paragraph, we are not a party to, and none of our material properties is subject to, any material litigation other than routine litigation incidental to our business.

         On March 15, 2002, we brought an action against Midwest Payment Systems, Inc. ("MPS") in the U.S. District Court in the Eastern District of Tennessee seeking a declaration as to the rights and legal relations of InterCept, MPS and the customer banks under the contracts that we and the banks have with MPS and asserting a claim for tortious interference with contractual relations. MPS has not answered our complaint. On April 3, 2002, InterCept and MPS agreed to a consent order pursuant to which MPS agreed to continue to provide services on a month to month basis so that InterCept can continue to service its customers who use MPS for ATM/EFT services. Both InterCept and MPS agreed not to solicit the ATM/EFT business of the customer banks until final resolution of the lawsuit, and both companies agreed to limited communications with the customers regarding the lawsuit.

Item 2.  Changes in Securities and Use of Proceeds

         During the quarter ended March 31, 2002, we opened an escrow account for the iBill acquisition. We used $5.0 million to open this escrow.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         In April 2002, InterCept acquired Internet Billing Company, Ltd. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits required by Item 601 of Regulation S-K.


Exhibit
  No.       Description
------      -----------
 2.1 Asset Purchase Agreement dated March 19, 2002, by and among InterCept, Inc.; InterCept Billing Company, LLC; Internet Billing Company, Ltd.; iBill California, LLC; (incorporated by reference to InterCept's Current Report on Form 8-K dated April 9, 2002 and filed April 23,
         2002).

10.1     Amendment No. 1 to Amended and Restated Credit Agreement, dated
         March 29, 2002, by and among Netzee, Inc., InterCept, Inc. and John H. Harland Company (incorporated by reference Exhibit 10.12.4 to Netzee's Annual Report on Form 10-K for the year ended December 31, 2001 filed April 1, 2002).


    (b)  Reports on Form 8-K filed during the three months ended March 31, 2002

         Form 8-K dated February 25, 2002, filed on March 4, 2002, reporting under Item 5 the corporate name change from The InterCept Group, Inc. to InterCept, Inc.

         Form 8-K dated March 19, 2002, filed on March 22, 2002, reporting under
         Item 5 the press release announcing a major expansion of our merchant processing division.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INTERCEPT, INC.

May 14, 2002                       /s/ John W. Collins
------------                       ---------------------------------------------
Date                               John W. Collins
                                   Chairman of the Board, President and Chief
                                   Executive Officer
                                   (principal executive officer)


May 14, 2002                       /s/ Scott R. Meyerhoff
------------                       ---------------------------------------------
Date                               Scott R. Meyerhoff
                                   Chief Financial Officer
                                   (principal financial and accounting officer)