Form 10-Q
period 2002-06-30
INTERCEPT GROUP INC
filed 2002-08-14
CIK 1054930

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2002

Or

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to                      , 19

Commission file number : 01-14213

InterCept, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-2237359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3150 Holcomb Bridge Road, Suite 200, Norcross, Georgia 30071
(Address of principal executive offices)

(770) 248-9600
(Registrant’s telephone number including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2002

Common Stock, no par value	19,538,574

INTERCEPT, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

InterCept, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited in thousands, except share amounts)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$11,108	$24,917
Restricted short term investments	36,985	50,289
Accounts receivable, less allowance for doubtful accounts of $3,354 and $946 at June 30, 2002 and December 31, 2001, respectively	27,154	20,271
Advances to SLM	7,193	7,025
Advances to Netzee	10,768	0
Deferred tax assets	3,349	1,470
Inventory, prepaid expenses and other	18,018	8,973

Total current assets	114,575	112,945

Property and equipment, net	38,266	28,108
Intangible assets, net	319,106	128,204
Advances to Netzee, less current portion	0	10,118
Investment in affiliate	—	1,462
Other noncurrent assets	19,487	2,431

Total assets	$491,434	$283,268

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$37,139	$—
Accounts payable and accrued liabilities	24,499	10,143
Client Payouts	45,927	—
Deferred revenue	10,840	9,315

Total current liabilities	118,405	19,458

Long-term debt, less current portion	42,747	465
Deferred revenue	355	445
Deferred tax liability	8,514	2,867

Total liabilities	170,021	23,235

Minority interest	238	222

Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; 19,538,574 and 18,086,766 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	296,571	243,293
Retained earnings	24,644	16,571
Accumulated other comprehensive loss	(40)	(53)

Total shareholders’ equity	321,175	259,811

Total liabilities and shareholders’ equity	$491,434	$283,268

The accompanying notes are an integral part of these condensed consolidated balance sheets.

InterCept, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Financial institution services	$38,216	$29,850	$75,206	$56,502
Merchant services	14,385	531	14,860	925
Customer reimbursements	2,498	2,353	5,213	4,306

Total revenues	55,099	32,734	95,279	61,733

Costs of services:
Costs of financial institution services	17,347	11,971	34,095	23,427
Costs of merchant services	5,870	10	5,899	18
Customer reimbursements	2,498	2,353	5,213	4,306

Selling, general and administrative expenses	18,360	10,544	30,334	19,602
Depreciation and amortization	3,893	2,886	6,307	5,394

Total operating expenses	47,968	27,764	81,848	52,747

Operating income	7,131	4,970	13,431	8,986
Other income, net	573	314	1,751	1,042

Income before provision for income taxes, equity in loss of affiliate and minority interest	7,704	5,284	15,182	10,028
Provision for income taxes	2,850	1,047	5,606	797
Equity in loss of affiliate	—	(2,802)	(1,487)	(8,521)
Minority interest	(9)	(3)	(16)	(10)

Net income	$4,845	$1,432	$8,073	$700

Net income per common share:
Basic	$0.26	$0.10	$0.44	$0.05

Diluted	$0.25	$0.10	$0.42	$0.05

Weighted average shares outstanding:
Basic	18,477	13,894	18,238	13,835
Diluted	19,101	15,064	19,157	14,909

The accompanying notes are an integral part of these condensed consolidated statements of operations.

InterCept, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2002	2001
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$8,073	$700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,307	5,394
Loan cost amortization	37	45
Minority interest	16	10
Deferred income tax provision	1,940	(3,468)
Loss on sale of property and equipment	7	—
Gain due to stock issuances of subsidiary	(25)	(513)
Equity in net loss of affiliate	1,487	8,520
Income tax benefit related to exercise of stock options	766	789
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	2,407	(7,354)
Inventory, prepaid expenses, and other	467	2,324
Other assets	(909)	(399)
Accounts payable and accrued liabilities	(6,867)	(1,209)
Client payouts	784	—
Interest accrued on notes receivable	(179)	—
Deferred revenue	1,435	4,043

Net cash provided by operating activities	15,746	8,882

Cash flows from investing activities:
Acquisitions, net of cash acquired	(104,829)	(62,517)
Advances to EPX prior to acquisition	(8,585)	—
Proceeds from sale of investments, net	13,317	37,404
(Advances to) repayments from affiliate, net	(650)	6,285
Purchases of property and equipment	(6,160)	(4,337)
Advances to SLM	—	(12,065)
Patent costs incurred	(17)	—
Increases in capitalized software	(844)	(816)

Net cash used in investing activities	(107,768)	(36,046)

Cash flows from financing activities:
Proceeds from long-term debt	117,580	21,895
Payments on long-term debt	(40,975)	(51)
Proceeds from employee stock purchase plan	253	—
Payment of shareholder note	—	221
Proceeds from exercise of stock options	1,355	1,160

Net cash provided by financing activities	78,213	23,225

Net decrease in cash and cash equivalents	(13,809)	(3,939)
Cash and cash equivalents at beginning of the period	24,917	8,061

Cash and cash equivalents at end of the period	$11,108	$4,122

Supplemental disclosures of cash flow information:
Cash paid for interest	$565	$225

Cash paid for income taxes	$4,026	$4,744

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

INTERCEPT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

InterCept, Inc., (“InterCept”), is a single-source provider of a broad range of technologies, products and services that work together to meet the electronic commerce and operating needs of financial institutions in the United States. Over 1,950 of these financial institutions have contracted with InterCept for one or more of InterCept’s technologies, products and services, which include electronic funds transfer transactions, core bank processing systems, credit and debit card processing, check imaging systems, data communications management networks, laser document printing and automated mailing services, as well as services related to each of these products and systems. InterCept also offers a single-source end to end transaction processing solution which enables merchants to accept and process real-time payments for goods and services purchased from multiple distribution channels including internet, traditional point of sale, mail order and telephone order channels.

The consolidated financial statements include the accounts of InterCept and its wholly owned subsidiaries: InterCept Communications Technologies, Inc., SBS Data Services, Inc., C-TEQ, Inc., InterCept Services, LLC, ICPT Acquisitions I, LLC, DPSC Acquisition Corp., InterCept TX I, LLC, InterCept Output Solutions, LP, InterCept Supply, LP, Internet Billing Company, LLC (“iBill”) and Electronic Payment Exchange, Inc. (“EPX”). In addition, ProImage, Inc., a corporation in which InterCept has a 67% ownership interest as of June 30, 2002, has been consolidated in InterCept’s consolidated financial statements since its inception, due to InterCept’s control of ProImage. Management of InterCept retains responsibility for all day-to-day operations of ProImage and has and will continue to provide complete financial support for ProImage due to legal limitations on the other shareholder’s ability to fund losses. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest represents the minority shareholder’s proportionate share of the equity and earnings of ProImage.

As of June 30, 2002, InterCept owned approximately 28% of the outstanding common stock of Netzee, Inc. InterCept accounts for its investment in Netzee under the equity method, which requires it to record Netzee’s results of operations in a single line item in its statement of operations entitled “equity in loss of affiliate.” For the three months ended March 31, 2002, InterCept continued to record equity method losses in Netzee, resulting in the reduction of its investment in common stock of Netzee to zero. InterCept then applied EITF 99-10, “Percentage Used to Determine the Amount of Equity Method Losses,” which addresses the percentage of ownership that an investor should use to compute equity method losses when the investment in a company’s common stock has been reduced to zero and the investor holds other securities of the company such as preferred stock or loans to the company. Netzee has $7.8 million of preferred stock outstanding, including $1.3 million of accrued dividends. InterCept owns none of Netzee’s preferred stock. Netzee also has an $18 million line of credit, of which InterCept has loaned or is obligated to loan approximately 78%. Under EITF 99-10, InterCept will not record any additional equity method losses until the preferred stockholders have reduced their investments to zero by absorbing $7.8 million of losses. When that occurs, InterCept will then use its relative ownership percentage in the next most senior level of capital—the line of credit—to record its share of Netzee’s losses.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosure normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been omitted pursuant to those rules and regulations, although InterCept believes that the disclosures made are adequate to make information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented. The results of the three and six months are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in InterCept’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

INTERCEPT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Business Segment Reporting

InterCept’s operations were classified as one business segment in 2001 and the first quarter of 2002. The acquisitions of Internet Billing Company, Ltd. (“iBill”) and Electronic Payment Exchange, Inc. (“EPX”), during the three months ended June 30, 2002, have added merchant processing to InterCept’s product offerings. Therefore the operations are now classified into two business segments: Financial Institution Services and Merchant Services. For the three and six months ended June 30, 2001, merchant portfolio processing which was previously insignificant has been reclassified from the Financial Institution Services segment to the Merchant Services segment. Summarized financial information by business segment is as follows (in thousands):

	Financial Institution Services
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Service fees	$33,877	$26,495	$67,227	$49,903
Data communications management	2,262	1,737	4,236	3,566
Equipment and product sales, services and other	2,077	1,618	3,743	3,033
Customer reimbursements	2,498	2,353	5,213	4,306

Total revenues	40,714	32,203	80,419	60,808

Costs of services:
Costs of service fees	14,334	9,378	28,433	18,297
Costs of data communications management	1,349	1,358	2,712	2,796
Costs of equipment and product sales, services and other	1,664	1,235	2,950	2,334
Customer reimbursements	2,498	2,353	5,213	4,306

Selling, general and administrative expenses	12,937	10,309	24,660	19,138
Depreciation and amortization	2,511	2,880	4,920	5,383

Total operating expenses	35,293	27,513	68,888	52,254

Operating income	5,421	4,690	11,531	8,554

	Merchant Services
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Service fees	$14,385	$531	$14,860	$925
Data communications management	—	—	—	—
Equipment and product sales, services and other	—	—	—	—
Customer reimbursements	—	—	—	—

Total revenues	14,385	531	14,860	925

Costs of services:
Costs of service fees	5,870	10	5,899	18
Costs of data communications management	—	—	—	—
Costs of equipment and product sales, services and other	—	—	—	—
Customer reimbursements	—	—	—	—

Selling, general and administrative expenses	5,423	235	5,674	464
Depreciation and amortization	1,382	6	1,387	11

Total operating expenses	12,675	251	12,960	493

Operating income	1,710	280	1,900	432

INTERCEPT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total assets for the financial institution services segment and merchant processing segment were approximately $261.7 million and $229.7 million, respectively, as of June 30, 2002.

3.	Net Income Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding, excluding the weighted average number of shares held in escrow to satisfy contingencies related to certain acquisitions. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method, which is based on the average stock price for the period. The effects of anti-dilutive options have been excluded. The weighted average number of anti-dilutive options totaled approximately 952,000 and 15,000 for the three months ended June 30, 2002 and 2001, respectively. Amounts shown are in thousands, except earnings per share data.

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$4,845	18,477	$0.26	$1,432	13,894	$0.10

Dilutives:
Stock options		293			829
Shares held in escrow to satisfy contingencies		247			341
Contingently issuable shares subject to earnout provisions		84			0

Diluted EPS	$4,845	19,101	$0.25	$1,432	15,064	$0.10

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$8,073	18,238	$0.44	$700	13,835	$0.05

Dilutives:
Stock options		643			733
Shares held in escrow to satisfy contingencies		192			341
Contingently issuable shares subject to earnout provisions		84			0

Diluted EPS	$8,073	19,157	$0.42	$700	14,909	$0.05

4.	Comprehensive Income

Comprehensive income is the total of net income and all other unrealized gains (losses) on securities, net of tax. The following table sets forth the calculation of InterCept’s comprehensive income for the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income, as reported	$4,845	$1,432	$8,073	$700
Unrealized gain (loss) on securities, net of tax:	13	(91)	13	(62)

Comprehensive income	$4,858	$1,341	$8,086	$638

5.	Acquisitions

Effective April 8, 2002, InterCept acquired substantially all of the assets of iBill, a Florida limited partnership that provided transaction processing for internet merchants. The acquisition of iBill will allow InterCept to expand its current merchant processing operations. These assets included shares of several subsidiaries and affiliated companies of iBill. InterCept paid cash of $103.9 million, net of cash

`INTERCEPT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received of $8.1 million, and may be obligated to pay additional quarterly earnout payments for a period of six quarters ending December 31, 2003, contingent upon whether the acquired business achieves certain financial targets. InterCept has an option to buy out the remaining earnout obligation at any time by paying $8 million per remaining quarter. Costs associated with the acquisition totaled approximately $1.8 million. InterCept used cash on hand, proceeds from its line of credit with Wachovia Bank, National Association (formerly named First Union National Bank), and proceeds from a CD secured loan from The People’s Bank of Winder, Georgia, to pay the purchase price. $19.6 million of the cash paid will be held in escrow for a period of time after the closing. In accordance with the purchase agreement, the partnership agreed to indemnify InterCept against certain losses, including the amount, if any, by which iBill’s working capital deficit exceeded $8.4 million upon closing of the acquisition. As of June 30, 2002, the former owners of iBill owed InterCept approximately $3.6 million related to the working capital deficit, which amount is included in other current assets in the accompanying balance sheet. The consideration for the assets InterCept purchased from iBill exceeded their net tangible asset value by approximately $120.9 million, which was allocated as follows:

$16.9 million to customer relationships to be amortized over a period of 10 years
$18.7 million to patented technology to be amortized over a period of 10 years
$0.1 million to domain names to be amortized over a period of 10 years
$2.3 million to noncompete agreements to be amortized over a period of 5 years
$4.4 million to trade names with an indefinite life
$78.5 million to goodwill

All goodwill and other intangible asset amortization related to the iBill acquisition is expected to be deductible for tax purposes. InterCept has included the results of operations of iBill in its financial statements from the date of acquisition.

On March 19, 2002, InterCept signed a binding letter agreement to acquire all of the outstanding stock of EPX, an end-to-end provider of electronic transaction processing services based in New Castle, Delaware. EPX enables businesses to accept credit card, debit card and electronic check payments. The acquisition closed on May 24, 2002. The acquisitions of iBill and EPX have enabled InterCept to offer end to end transaction processing services and expand its current merchant processing operations. Under the merger agreement, InterCept issued 1,349,877 shares of its common stock to the stockholders of EPX valued at $38.48 per share based on the average closing price for the three trading days immediately prior to the execution of the binding letter of intent. In accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations,” InterCept recorded the purchase price at $37.71 per share, representing the average closing price for the three trading days before and after the announcement of the acquisition. InterCept advanced $8.5 million to EPX prior to the effective date of the merger, which amount was used by EPX to satisfy various obligations and to loan $1.7 million to an officer and shareholder of EPX who is now an officer of InterCept. The $8.5 million loaned to EPX is included in investing activities in the accompanying statement of cash flows. As of June 30, 2002, approximately $2.5 million is due to InterCept from this officer and is included in other current assets in the accompanying balance sheet. A portion of the shares issued to EPX shareholders (269,979 shares) was placed in escrow to satisfy liabilities and unresolved contingencies in excess of $13.1 million existing at the closing date and to secure EPX’s representations and warranties. EPX’s assets included cash of $1.1 million. InterCept paid transaction costs of approximately $0.5 million in connection with the acquisition. The consideration exchanged in the acquisition exceeded the net tangible value of assets acquired by approximately $64.2 million, which was allocated as follows:

$11.9 million to customer relationships to be amortized over a period of 20 years
$5.7 million allocated to product technology to be amortized over a period of 7 years
$0.5 million allocated to a noncompete agreement to be amortized over a period of 5 years
$46.1 million to goodwill

INTERCEPT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization associated with goodwill as well as identifiable intangibles related to the acquisition of EPX will not be deductible for tax purposes. InterCept has included the results of operations of EPX in its financial statements from the date of the acquisition.

Merchant processing services revenues are recognized as services are performed. InterCept’s service offerings allow merchants to accept and process real-time payments for goods and services purchased over the internet. InterCept collects transaction payments from financial institutions and billing processors (credit card, telephone, etc.), then remits payment to the merchants, net of InterCept’s service fee and reserves. InterCept recognizes revenue related to this service offering equal to service fees that InterCept charges to the merchant, which is generally based on a percentage of the total transaction amount. InterCept establishes and holds reserves for merchant credit losses that arise as a result of, among other things, disputes between cardholders and merchants. If disputes are not resolved in the merchant’s favor, the transaction is charged back to InterCept and the purchase price is refunded to the merchant’s customer. If InterCept is unable to collect from the merchant, InterCept bears the credit risk for the full amount of the transaction. Client payouts on the accompanying balance sheet includes both payments due to merchants for the value of processed transactions, net of InterCept’s service fee, as well as reserves held from the merchants to cover potential future chargeback losses.

Merchants can also open their own merchant account with InterCept’s acquiring bank partners and utilize InterCept’s end to end processing solution. InterCept recognizes revenues related to this service offering net of certain costs that InterCept does not control (primarily interchange and other fees charged by credit card associations). InterCept’s acquiring bank partners also establish and hold reserves for merchant credit losses for merchants utilizing InterCept’s end to end solution. If transactions are charged back to InterCept’s acquiring bank partners and the banks are unable to collect from the merchants, InterCept bears the credit risk for amounts in excess of reserves held by the banks.

Effective June 30, 2002, InterCept acquired certain item and remittance processing and statement rendering assets from Affiliated Computer Services, Inc. (“ACS”) for $7.5 million plus certain prepaid items. The assets include two locations in Woodbury and Utica, New York. The consideration exchanged exceeded the value of the net tangible assets acquired by approximately $7.3 million, which was allocated as follows:

$2.2 million to customer relationships to be amortized over a period of 10 years
$5.1 million to goodwill

All goodwill and other intangible asset amortization related to the acquisition of the assets from ACS is expected to be deductible for tax purposes. InterCept has included the results of operations of the acquired assets in its financial statements from the date of acquisition.

The following unaudited pro-forma consolidated financial information for the three-month and six-month periods ended
June 30, 2002 and 2001 assumes the acquisitions of iBill, EPX and the item and remittance processing and statement rendering assets from ACS had occurred at the beginning of each period presented (in thousands, except per share amounts):

	3 months ended June 30, 2002	6 months ended June 30, 2002
Revenues	$65,696	$129,940
Net Income before income taxes and minority interest	4,018	4,854
Net Income	2,559	1,670
Net Income per common share (basic)	$0.13	$0.09
Net Income per common share (diluted)	$0.13	$0.08

	3 months ended June 30, 2001	6 months ended June 30, 2001
Revenues	$57,900	$111,322
Net Income before income taxes and minority interest	4,572	6,999
Net Income (loss)	990	(1,178)
Net Income (loss) per common share (diluted)	$0.06	$(0.08)

The unaudited pro-forma consolidated financial information is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented or of future operations of the combined entities.

During the six months ended June 30, 2002, InterCept made several final payments totaling approximately $0.6 million related to 2001 acquisitions. During the six months ended June 30, 2002, InterCept paid approximately $0.3 million in additional consideration related to a 2000 acquisition, the payment of which was contingent on future revenue growth.

InterCept adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” as of
January 1, 2002. Under this statement, InterCept no longer amortizes goodwill but assesses it annually or whenever events or changes in circumstances occur for impairment. Additionally, InterCept no longer recognizes assembled workforce apart from goodwill in accordance with the Statement of Financial Accounting Standard No. 141, “Business Combinations” and has reclassified the cost previously allocated to workforce of $0.8 million, less accumulated amortization of $0.3 million, to goodwill.

The following is a proforma presentation of reported net income and earnings per share for 2001, adjusted for the exclusion of goodwill amortization net of related income tax effect:

	3 months ended June 30, 2001	6 months ended June 30, 2001
Net income, as reported	1,432	700
Goodwill and workforce amortization (net of tax)	608	1,166

Adjusted net income	2,040	1,866

Basic earnings per share, as reported	$0.10	$0.05
Goodwill and workforce amortization (net of tax)	$0.05	$0.08

Adjusted basic earnings per share	$0.15	$0.13

Diluted earnings per share, as reported	$0.10	$0.05
Goodwill and workforce amortization (net of tax)	$0.04	$0.08

Adjusted diluted earnings per share	$0.14	$0.13

In conjunction with the implementation of these new accounting rules, InterCept has completed the initial goodwill impairment test. To accomplish this, InterCept identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption, January 1, 2002. InterCept then determined the fair value of each reporting unit and compared it to the reporting unit’s carrying amount. Based on this comparison, InterCept concluded that goodwill is not impaired. InterCept will continue to test for impairment on an annual basis or on an interim basis if circumstances change that would more likely than not reduce the fair value of InterCept’s reporting units below the carrying amounts.

Intangible assets as of June 30, 2002 and December 31, 2001 were as follows (in thousands):

	June 30, 2002			December 31, 2001
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Goodwill	219,635	(6,272)	213,363	86,811	(6,272)	80,539
Product technology	12,200	(1,675)	10,525	5,657	(1,156)	4,501
Customer contracts	74,016	(5,484)	68,532	45,216	(3,286)	41,930
Trade names and trademarks	4,901	(23)	4,878	501	(23)	478
Marketing agreement	825	(86)	739	825	(69)	756
Patented technology	18,718	(420)	18,298	—	—	—
Non-compete agreements	2,800	(115)	2,685	—	—	—
Domain Names	88	(2)	86	—	—	—

Total intangibles	333,183	(14,077)	319,106	139,010	(10,806)	128,204

INTERCEPT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at June 30, 2002 and December 31, 2001 consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
$50.0 million line of credit with Wachovia Bank, National Association (formerly First Union National Bank), as amended, interest payable at the LIBOR rate plus applicable margin as defined (approximately 3.09% as of June 30, 2002); payable in full on June 1, 2004, guaranteed by substantially all assets of InterCept.	$42,335	$459

Note with The Peoples Bank of Winder, interest payable monthly at prime minus .375 (4.375% as of June 30, 2002); payable in full on December 30, 2002, secured by certain certificates of deposit pledged by InterCept.	30,000	0

Note with the BankersBank, interest payable monthly at prime minus .375 (4.375% as of June 30, 2002); payable in full on December 30, 2002, secured by certain certificates of deposit pledged by InterCept.	6,700	0

Equipment under capital lease with payments ranging from $720 to $34,794 with maturity dates ranging from September 2002 to May 2004.	845	0

Other	6	6

	79,886	465
Less current maturities	(37,139)	0

	$42,747	$465

InterCept used the proceeds from the notes to fund the purchase price of iBill and to fund immediate working capital needs of EPX.

7.    Advances to SLM

On December 3, 2001, InterCept entered into a loan agreement with SLMSoft.com, Inc. (“SLM”) under which InterCept loaned SLM $7.0 million in exchange for cash and settlement of other indemnification amounts owed to InterCept. Borrowings under the loan agreement bear interest, payable upon maturity, at the prime rate and are secured by up to 569,961 shares of InterCept common stock of which 250,777 has been earned by SLM and 319,184 may be earned. The loan matures on September 30, 2002 and requires mandatory prepayments from the proceeds of sales of InterCept common stock by SLM until the loan is repaid in full. At June 30, 2002, the balance on the loan was $7,193,000, including accrued interest of $193,000.

8.    Recent Accounting Pronouncements

InterCept has adopted, retroactive to the first quarter of 2002, Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred” which requires that customer reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Comparative financial statements for prior periods have been reclassified to provide consistent presentation. InterCept has presented customer reimbursement revenue and expenses of $2.5 million and $2.4 million for the three months ended June 30, 2002 and 2001, respectively, $2.7 million and $1.9 million for the three months ended March 31, 2002 and 2001, respectively, and $5.2 million and $4.3 million for the six months ended June 30, 2002 and 2001, respectively, in accordance with EITF Issue No. 01-14. Customer reimbursements represent direct costs paid to third parties primarily for travel and postage. The adoption of Issue
No. 01-14 did not impact InterCept’s financial position, operating income or net income.

InterCept adopted Financial Accounting Standards No. 144 on accounting for the impairment or disposal of long-lived assets effective April 1, 2002. The adoption of this Standard did not have an impact on InterCept’s financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We derive revenues primarily from the following sources:

Financial institution services, which includes:
•	Core data processing and check imaging systems, support, maintenance and related services and software sales
•	EFT processing services
•	Data communications management
•	Equipment and product sales, services and other:
•	sales of banking-related equipment and complementary products
•	equipment maintenance and technical support services
•	related products and services

Merchant services, which includes:
•	Payment processing and services
•	Merchant portfolio management services

Financial Institution Services

In our service bureau operations, we generate core data processing revenues from service and processing fees based primarily on the asset base of our financial institution customers, the number of transactions we process and the number of accounts we service. We recognize these revenues as we perform the services. We also generate revenues from the licensing of our core data processing systems. We recognize revenues for licensing these systems in accordance with Statement of Position 97-2 on “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants. We recognize software license fees when we have signed a non-cancelable license agreement, shipped the product and satisfied significant obligations to the customer.

We license Renaissance Imaging® check imaging software on an in-house basis, and we generate revenues from up-front license fees and recurring annual maintenance fees charged for this system. We recognize revenues primarily from the licensing of Renaissance Imaging in accordance with Statement of Position 97-2, as discussed above. We also provide check processing and imaging in a service bureau environment under which we generate recurring revenues. On a service bureau basis, we generate revenues based on the volume of items processed. We recognize this revenue as we provide the service.

We derive EFT revenues principally from processing ATM and debit card transactions. We receive a base fee for providing our ATM processing services and an additional fee for each additional ATM serviced. Once the number of transactions by a financial institution exceeds established levels, typically between 1,500 and 2,500 transactions per ATM per month, we charge additional fees for these transactions. For debit card transactions, we currently receive a portion of the interchange fees generated by our financial institution customers, and we charge a monthly fee if our customers do not meet a specified minimum dollar amount of transactions for a particular month. During the second quarter of 2002, we began implementation of a new debit card pricing structure, under which we receive a fee for each transaction processed. Under the new pricing, we will not receive a portion of the interchange fee for processing debit card transactions. We believe that this new pricing structure will not materially change our revenues from debit card processing and that it will materially reduce our exposure to any changes in interchange fees that may be implemented by Visa and MasterCard. Most charges under our EFT service agreements are due and paid monthly.

We generate our data communications management service revenues principally from network management and from equipment configuration services and installation. We charge a regular monthly fee on an ongoing basis for providing telecommunications connectivity and network management.

We recognize revenues from sales of equipment and complementary products at the time of shipment. We recognize maintenance and technical support service revenues as we provide the service.

Merchant Services

We recognize revenue generated from merchant processing as services are performed. One of our service offerings allows merchants to accept and process real-time payments for goods and services purchased over the Internet. In that event, revenue recognized is equal to service fees that we charge to the merchant. This fee is generally based on a percentage of the total transaction amount. Our other service offering, enables merchants to establish their own merchant accounts with acquiring banks with whom we have agreements. The merchants then utilize our end to end processing solution to process their payments, which eliminates the need for the merchant to establish multiple relationships with banks, front-end system providers, gateways, and back-end processors. Our solution allows the merchant to accept multiple forms of payments from multiple distribution channels, including point of sale, internet and telephone. With this offering, revenue recognized is equal to service fees paid by the merchant net of specified costs that we do not control—primarily interchange and other fees charged by credit card associations.

For the three and six months ended June 30, 2002, approximately 91% and 90%, respectively, of our total revenues were recurring revenues. Recurring revenues result from regular monthly, quarterly or annual payments by our customers for ongoing services they use in connection with their businesses and by transaction processing of debit, ATM, credit and ACH transactions that occur under long-term agreements. These revenues do not include conversion or deconversion fees, initial software license fees, installation fees, hardware sales or similar activities.

Customer reimbursements reflect pass-through items such as postage and travel costs that we bill to our customers.

We offer Internet banking and voice response products through Netzee, Inc. We own approximately 28% of Netzee’s outstanding common stock. We account for our investment in Netzee under the equity method, which requires us to record Netzee’s results of operations in a single line item in our statement of operations titled “equity in loss of affiliate.”

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

Disclosure Regarding Forward-Looking Statements

We make forward-looking statements in this report. These statements are subject to risks and uncertainties, and we cannot assure you that they will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “believe,” “expect,” “anticipate,” “predict,” “project,” “potential,” “seek,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “pro forma,” “estimate,” “goal,” “strive” and similar expressions, we are making forward-looking statements. We believe that the expectations reflected in our forward-looking statements are reasonable, but we cannot be sure that we will actually achieve these expectations. Projections or estimates of our future performance are necessarily subject to a high degree of uncertainty and may vary materially from actual results. In evaluating forward-looking statements, you should carefully consider various factors discussed below.

RISKS RELATED TO OUR OPERATIONS

Our rapid growth could strain our managerial, operational and financial resources, and our failure to manage our growth could cause our business to suffer.

Our internal growth and acquisitions since our initial public offering in June 1998 have placed great demands on our business, particularly our managerial, operational and financial personnel and systems. For example, we have grown from approximately 170 employees on March 31, 1998 to approximately 1,800 employees on June 30, 2002. Additional internal growth and acquisitions may further strain our resources. We cannot assure you that our systems, procedures, controls and existing facilities will be adequate to support the expansion of our operations, while maintaining adequate levels of customer service and satisfaction. Our future operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. Our failure to respond to and manage changing business conditions as we expand could diminish the quality of our products and services, result in the loss of customers and weaken our operating results.

The failure to sustain our current growth rates or to achieve expected growth rates could adversely affect the price of our common stock.

We have experienced significant growth since our inception. Our revenues have increased from $33.3 million in 1998 to $130.8 million in 2001. For the six months ended June 30, 2002 our revenues were $95.3 million. This revenue growth is attributed to both the internal growth of our business, as well as revenue growth achieved through acquisitions we have completed. Either our internal growth rate or our total growth rate, or both, may decline significantly in the future due to factors within or beyond our control. Our failure to sustain current growth rates, or achieve growth rates expected by stock market analysts, could have a material adverse impact on the trading price of our common stock.

Our acquisitions could result in integration difficulties, unexpected expenses, diversion of management’s attention and other negative consequences.

As part of our growth strategy, we have made numerous acquisitions since our initial public offering in June 1998, and we recently acquired iBill and EPX. We plan to continue to acquire complementary businesses, products and services as a key element of our growth strategy. We must integrate the technology, products and services, operations, systems and personnel of acquired businesses with our own and attempt to grow the acquired businesses as part of our company. The integration of other businesses is a complex process and places significant demands on our management, financial, technical and other resources. The successful integration of businesses we have acquired in the past and may acquire in the future is critical to our future success. If we are unsuccessful in integrating these businesses, our financial and operating performance could suffer. The risks and challenges associated with the acquisition and integration of acquired businesses include:

•	we may be unable to centralize and consolidate our financial, operational and administrative functions with those of the businesses we acquire;
•	our management’s attention may be diverted from other business concerns;
•	we may be unable to retain and motivate key employees of an acquired company;
•	we may enter markets in which we have little or no prior direct experience;
•	litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses;
•	the costs necessary to complete integration may exceed our expectations or outweigh some of the intended benefits of the transactions we complete;
•	we may be unable to maintain the customers or goodwill of an acquired business; and
•	the costs necessary to improve or replace the operating systems, products and services of acquired businesses may exceed our expectations.

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

We have financed the acquisitions we have completed since our initial public offering with a combination of our common stock, cash from common stock offerings, cash from our operations and borrowings made under our line of credit with Wachovia Bank. Because our stock price has declined substantially in 2002, the shareholders of businesses that we seek to acquire may be unwilling to accept our common stock in exchange for their businesses. As a result, we may be required to use larger portions of our line of credit or cash from operations to continue to complete acquisitions, which would decrease our working capital and increase our interest expense. This could have a material negative impact on our financial performance and results of operations.

Our credit facility with Wachovia Bank restricts our ability to complete acquisitions without the bank’s consent.

We must comply with the financial and other covenants of the credit facility with Wachovia to be able to draw on our credit facility to fund our acquisitions. In addition, Wachovia must approve any acquisition by us which has a purchase price in excess of $10 million. If we are unable to borrow funds under our credit line, we may be unable to make acquisitions that could be helpful to our business.

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

Our operations depend upon our ability to protect our processing centers, network infrastructure and equipment. Damage to our systems or equipment or those of third parties that we use may be caused by natural disasters, human error, power and telecommunications failures, intentional acts of vandalism and similar events. Although we do have data and item processing centers in several locations that serve as back-ups for each other, we maintain only a single data communications switching facility and do not maintain a back-up location for our frame relay network hardware. Interruption in our processing or communications services could delay transfers of our customers’ data, or damage or destroy the data. Sudden increases in ATM usage or debit card activity could result in slow response times in our network. Any of these occurrences could result in lawsuits or loss of customers, and may also harm our reputation.

We depend on other providers for products and services necessary to our business, and if we cannot obtain satisfactory products and services on favorable terms, or at all, our business could suffer.

We rely on other providers for Internet and telephone banking products and services, ATM and debit card manufacturing, fiber optic communications and other products and services that are essential to our business. For example, we use and market the Internet and telephone banking services of our affiliate, Netzee. If Netzee or any of our other providers terminates or changes its relationship with us, or if for any reason we are unable to obtain its products and services on favorable terms, we may be unable to meet our customers’ needs on a timely basis. Similarly, if any of these providers is permanently or temporarily unable to provide its products and services to us as the result of natural disasters, technical difficulties or otherwise, we may be unable to provide our products and services to our customers. If the performance of these third party products and services does not meet our customers’ expectations, it may damage our current customer relationships, harm our reputation and inhibit our ability to obtain new customers.

We depend on WorldCom for various services and its bankruptcy could negatively impact our business.

WorldCom provides various services to us, including frame relay circuits, ATM driving, network and internet backbone, and collection for WEB 900 billing. If WorldCom's services are interrupted for any reason, including its bankruptcy, we could experience a disruption in the services that we provide to our customers. Any interruption of services by WorldCom could force us to seek other vendors to provide these services, which could increase our costs, result in delays or disruptions in our own services or make it difficult or impossible to provide the services if we cannot engage another vendor. In addition, WorldCom is currently holding approximately $2.5 million it has collected from consumers through our WEB 900 billing service. If WorldCom fails to remit any of these monies that it has collected on behalf of our merchants who use the WEB 900 service, we may have to use other funds to pay our merchant customers amounts that are owed to them, which could negatively impact our cash flows and financial position.

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

Our new products and services and enhancements to our existing products and services may have undetected errors or failures, or could fail to achieve market acceptance, despite testing by our current and potential customers and by us. If we discover errors after we have introduced a new or updated product to the marketplace, we could experience, among other things:

•	delayed or lost revenues while we correct the errors;
•	a loss of customers or delay in market acceptance; and
•	additional and unexpected expenses to fund further product development.

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

We do not believe that any of InterCept’s products infringe the proprietary rights of third parties. We cannot be sure, however, that third parties will not make infringement claims, and we have agreed to indemnify many of our customers against those claims. We anticipate that the number of infringement claims will increase as the number of products and services increases and the functionality of products in different industry segments overlaps. Any of those claims, whether with or without merit, could be time-consuming, result in costly litigation and may not be resolved on terms favorable to us. In particular, we could face claims for patent infringement as described in this quarterly report. If all or any portion of our services were found to infringe this patent, we could be required to restructure our payment system, stop offering our payment product altogether or pay substantial damages.

Fluctuations in our operating results may negatively affect the trading price of our common stock.

Our operating results have varied in the past and may fluctuate significantly in the future as a result of many factors. These factors include:

•	the possible negative impact of implementing our growth and acquisition strategies, including accounting charges and other expenses associated with our acquisitions;
•	the loss of customers or strategic relationships;
•	competition and pricing pressures;
•	a reduction in recurring revenues as a percentage of total revenues;
•	increased operating expenses due to launches of new products and services, and sales and marketing efforts; and
•	changes in interchange and transaction fees of MasterCard(R) and Visa(R).
•	fines from non-compliance with MasterCard and Visa regulations

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

Since our incorporation in May 1996 we have completed numerous acquisitions, including several acquisitions in 2002. The financial information included in this report is based in part on the separate pre-acquisition financial results of the companies we have acquired. As a result, your evaluation of us is based on a limited combined operating history. Our historical results of operations and our other financial information may not give you an accurate indication of our future results of operations or prospects.

RISKS RELATED TO OUR MERCHANT SERVICES OPERATIONS

Our business depends upon our continued Visa and MasterCard certification and financial institution sponsorship, and loss or suspension of this certification and sponsorship could adversely affect our business.

Because we are not a bank, we cannot belong to and directly access the Visa and MasterCard credit card associations or the ACH payment network. To provide our transaction processing services, we must be designated a certified processor by, and be a member service provider of, MasterCard and be designated as an independent sales organization of Visa. These designations depend on our being sponsored by member clearing banks of both organizations and our continuing adherence to the standards of the Visa and MasterCard associations. The member financial institutions of Visa and MasterCard, some of which are our competitors, set the standards with which we must comply. If we fail to comply with these standards, our designation as a certified processor, a member service provider or an independent sales organization could be suspended or terminated. The termination of our member service provider status or our status as a certified processor, or any changes in the Visa and MasterCard rules that prevent our registration or otherwise limit our ability to provide transaction processing and marketing services for the Visa or MasterCard organizations, may increase our costs of compliance with those rules and could result in the loss of business from Visa or MasterCard customers, and lead to a severe reduction in our transactions and an increase in our chargeback percentages. If member banks were to decline to sponsor us, we would be unable to process transactions for our customers, which would cause our revenues to decline significantly.

VISA has implemented a new rule effective November 15th, 2002. This rule identifies iBill as an internet payment service provider, and requires iBill to register all of its clients as “sub-merchants.” A registration fee will be assessed to each sub-merchant, and the geographic location of each sub-merchant will be disclosed to the consumer. Additionally, we will not be able to acquire transactions on behalf of foreign sub-merchants, unless it is from an acquirer within the sub-merchant’s region. This may require us to establish relationships with foreign banks. The penalty for being out of compliance is a fine to the acquirer, and the acquirer will in turn seek indemnification from us. This rule is in its early stages, and we have prepared questions and an operative plan to comply by November 2002. However, we cannot give assurances that these changes will be successful in fully resolving Visa’s concerns. Any failure to resolve Visa’s concerns could result in additional fines or other changes to our service that could make it less attractive to our customers.

If our charge-back rate becomes excessive, credit card associations can fine us or terminate our ability to accept credit cards for payment.

In cases of fraud or disputes between cardholders and merchants, we face charge-backs when cardholders dispute items for which they have been billed. Charge-backs may arise from the unauthorized use of the cardholder’s name or bank account information or from a cardholder’s claim that a merchant failed to perform. If a billing dispute between a credit card holder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant, and the purchase price is refunded to the cardholder. If our charge-back rate becomes excessive, credit card associations can fine us or terminate our ability to accept credit cards for payment. If we are prohibited from accepting credit cards for payment, our ability to compete could be impaired and our business would suffer.

In the third quarter of 2001 and the first quarter of 2002, Visa determined that iBill violated its operating rules by having excessive charge-backs, which resulted in fines. We may incur excessive charge-backs in the future that could result in additional fines or the termination of our ability to accept credit cards for payment, either of which would adversely affect our financial condition and results of operations.

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

Because some of the transactions we process are for the adult entertainment industry, our reputation with our customers and in the investment community may be harmed and the price of our common stock may decline.

We process transactions for merchants in many different industries, including the adult entertainment industry. Certain current and potential customers as well as investors, lenders, and others may be reluctant or refuse to do business with us, participate in the market for our common stock, provide financing, or offer related services because we process transactions for the adult entertainment industry. This may negatively affect our business, financial results, the price of our common stock or limit our ability to raise capital in the future.

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

Our future profitability will depend, in part, on our ability to implement our strategy to increase adoption of our online payment methods. We cannot assure you that the relatively new market for online payment mechanisms will remain viable. We expect to invest substantial amounts to:

•	drive merchant awareness of electronic payments;
•	encourage merchants to sign up for and use our electronic payment products;
•	enhance our infrastructure to handle seamless processing of transactions;
•	continue to develop our technology; and
•	diversify our customer base.
•	establish international relationships

We may fail to increase the adoption of our electronic payment methods as we intend, which would adversely impact revenues and cause our business to suffer.

We face strong competition in the merchant processing and online processing businesses.

In our online processing business we compete with other online processing companies. In our merchant processing business, we compete with large merchant processors like Chase Merchant Systems, National Processing, Paymentech, U.S. Bancorp, First Data, Concord EFS and others. In each of these areas, many of our competitors have longer operating histories, greater name recognition and substantially greater resources than we do. We cannot assure you that we will be able to compete successfully with these and other existing or new competitors.

RISKS RELATED TO OUR OWNERSHIP IN NETZEE

Because we own a minority interest in Netzee and Netzee is expected to continue to have significant losses, our future financial performance may be adversely affected.

In September 1999, we completed a series of transactions that removed from our operations some Internet and telephone banking products and services that we purchased during 1999. Netzee, of which we own approximately 28% of its outstanding common stock, now conducts these operations. Our historical financial results for 1999 therefore include results of operations that we no longer have. Although we no longer include Netzee’s operations in our financial results on a combined basis, we record a relative percentage of the operating income and losses of Netzee in a single line item on our statement of operations, “equity in loss of affiliate.” Netzee has a history of losses and may never become profitable. The impact of Netzee’s results of operations on our financial condition, including our shareholders’ equity, is uncertain, and we cannot be sure that we will benefit from our ownership in Netzee.

If Netzee does not become profitable, it may not be able to repay the loans we have made and may make to it in the future.

We provide to Netzee, jointly with John H. Harland Company, an $18.0 million revolving line of credit secured by substantially all of Netzee’s assets. Of the total $18.0 million available to Netzee, we provide approximately $14.0 million and Harland provides approximately $4.0 million on a pro rata basis with us provided that we are obligated to advance the last $1.0 million without Harland’s participation. As of June 30, 2002, the total amount outstanding on InterCept’s loans to Netzee was approximately $10.8 million. We may advance additional amounts to Netzee under our existing line of credit to fund its working capital needs or operations. Netzee has a history of losses and may never become profitable. As a result, Netzee may be unable to repay the loans we made to it.

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

Our existing and future agreements and relationships with Netzee have not resulted and will not necessarily result from arm’s length negotiations. Two of our directors serve as directors and are significant shareholders of Netzee. One of those directors, Donny R. Jackson, was our President until October 2000 and is currently the Chief Executive Officer of Netzee. John W. Collins, our Chairman and Chief Executive Officer, is the Chairman of the Board of Directors of Netzee. When the interests of Netzee diverge from our interests, Netzee’s officers and directors may exercise their influence in Netzee’s best interests. Therefore, our agreements and relationships with Netzee may be less favorable to us than those that we could obtain from unaffiliated third parties. Moreover, many of the transactions between Netzee and us do not lend themselves to precise allocations of costs and benefits. Thus, the value of these transactions will be left to the discretion of the parties, who are subject to potentially conflicting interests.

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

The inability of Netzee to continue as a going concern, or its receipt of an audit report from its independent auditors that is qualified to that effect, could materially affect the price of our common stock.

Because of our significant ownership interest in Netzee, concerns about its financial viability may affect our stock price. Nasdaq has delisted Netzee’s stock from the Nasdaq National Market, and Netzee’s stock now trades over the counter. As of June 30, 2002, the carrying value of our investment in Netzee has been written down to zero. If Netzee becomes unable to continue as a going concern, we will have to write down the carrying value of our outstanding advances to Netzee. In that event, our stock price may be adversely affected.

We could face liabilities due to our large stock ownership of Netzee and the number of our directors who also serve as directors of Netzee.

Because we own approximately 28% of Netzee’s outstanding common stock and two of Netzee’s directors are also directors of InterCept, we could be subject to various liabilities related to Netzee’s business and operations. For example, if Netzee were sued in a lawsuit, we could be named a co-defendant as a result of our ownership interest in and director relationships with Netzee. Although we do not believe that would be proper cause for us to be liable, any lawsuit in which we are a named defendant could result in large litigation expenses and distract us from running our business while we defend our position.

RISKS RELATED TO FINANCIAL INSTITUTION SERVICES INDUSTRY

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

We generate a significant amount of revenue from interchange fees, which are the interbank fees paid by merchants when they accept credit and debit cards. The interchange fees are set by Visa and MasterCard. Visa and MasterCard have been sued by the Department of Justice, or DOJ, for alleged violation of the Federal antitrust laws arising out of their respective functionally identical policies of (a) allowing members in the respective organization to issue cards participating in the other organization’s system, and (b) prohibiting their members from issuing cards in competing systems other than Visa, MasterCard or Citigroup, the largest owner/member of Visa and MasterCard. The potential impact of this litigation on us depends upon whether or not the DOJ is successful, and if it is successful, the relief ordered by the court.

Visa and MasterCard also have been sued in a class action case brought by merchants who allege that Visa and MasterCard’s tying rules—which require merchants who accept Visa and MasterCard credit cards to accept all cards associated with their logos, including debit cards—violate antitrust laws. The merchants contend that the Visa and MasterCard interchange fees for debit cards are too high and that they should be able to choose whether to accept those debit cards. If this class action lawsuit is successful and the interchange fees that Visa and MasterCard charge merchants are reduced, the revenues that we derive from interchange fees could be materially reduced.

Community financial institutions are subject to industry consolidation, and we may lose customers with little notice.

We market our financial institutions products and services primarily to community financial institutions. Many large financial institutions perform their own transaction processing and data communications management and therefore do not use third party providers like us. The banking industry is prone to consolidations that result from mergers and acquisitions. Our existing customers may be acquired by or merged with other financial institutions. Any purchase or merger may result in a lost customer for us because the acquiring financial institution may not use our products and services. Although we have included in most of our contracts a charge for early termination of the contract without cause, these charges would be insufficient to replace the recurring revenues that we would have received if the financial institution had continued as a customer.

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

Our ATM network operations are subject to federal regulations governing consumers’ rights. Fees charged by ATM owners are currently regulated in several states, and legislation regulating ATM fees has been proposed in several other states. Additional legislation may be proposed and enacted in the future, or existing consumer protection laws may be expanded to apply to ATM fees. If the number of ATMs decreases as a result of such legislation, then our EFT revenues may decline. Furthermore, we are subject to the regulations and policies of various ATM and debit card associations and networks. If we lost our privileges to provide transaction processing services across these networks, our revenues from ATM and debit card transaction processing would decrease significantly.

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

Our executive officers and directors beneficially own approximately 23.9% of our outstanding common stock as of June 30, 2002. As a result, our executive officers and directors can exercise control over our company and have the power to influence the election of a majority of the directors, the appointment of management and the approval of actions requiring a majority vote of our shareholders. Their interests may conflict with your interest as a shareholder, and they could use their power to delay or prevent a change in control, even if a majority of the shareholders desired a change.

Future sales of shares of our common stock may negatively affect our stock price.

To carry out our growth strategies, we may acquire other businesses and products using a combination of our stock and cash, and we may also sell additional shares of our stock to raise money for expanding our operations. Sales of substantial amounts of common stock in the public market or the prospect of such sales could adversely affect the market for our common stock. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of June 30, 2002, we had 19,538,574 shares of common stock outstanding and options outstanding to acquire an additional 3,680,438 shares of common stock. If SLM earns any portion or all of the 319,184 shares of our common stock potentially issuable to it under our purchase agreement with SLM, your ownership interest in our company would be diluted. Additionally, we have reserved 500,000 shares of common stock for issuance pursuant to our employee stock purchase plan and approximately 1.4 million shares for options that may be granted in the future under our stock option plans, and issuances pursuant to these plans will also dilute your ownership interest in our company.

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

We cannot predict every event and circumstance that may impact our business and, therefore, the risks and uncertainties discussed above may not be the only ones you should consider. The risks and uncertainties discussed above are in addition to those that apply to most businesses generally. In addition, as we continue to grow our business, we may encounter other risks of which we are not aware at this time. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

Results of Operations

The following table sets forth the percentage of revenues represented by certain line items in our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	46.7	43.8	47.5	45.0
Selling, general, and administrative expenses	33.3	32.2	31.8	31.7
Depreciation and amortization	7.1	8.8	6.6	8.7

Total operating expenses	87.1	84.8	85.9	85.4

Operating income	12.9	15.2	14.1	14.6
Other income, net	1.1	1.0	1.8	1.7

Income before provision for income taxes, equity in loss of affiliate and minority interest	14.0	16.2	15.9	16.3
Provision for income taxes	5.2	3.2	5.9	1.3
Equity in loss of affiliate	0.0	(8.6)	(1.5)	(13.8)
Minority interest	0.0	0.0	0.0	(0.1)

Net income	8.8%	4.4%	8.5%	1.1%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues.    Revenues increased 68.3% to $55.1 million for the three months ended June 30, 2002 from $32.7 million for the three months ended June 30, 2001. The $22.4 million increase was comprised of (a) merchant processing service fee income of $13.9 million from the 2002 acquisitions of iBill and EPX, (b) an $8.4 million increase in financial institution service income and (c) a $145,000 increase in customer reimbursements. The $8.4 million increase in financial institution service income is comprised of a $7.4 million increase in service fee income, a $525,000 increase in data communications management income, and a $459,000 increase in hardware sales. The increases are attributable to both internal growth and acquisitions and not to any significant increases in prices.

Costs of Services.    Costs of services increased 79.4% to $25.7 million for the three months ended June 30, 2002 from $14.3 million for the three months ended June 30, 2001. The $11.4 million increase was comprised of (a) $5.9 million in costs associated with merchant processing services resulting from the 2002 acquisitions of iBill and EPX, (b) $5.4 million in costs related to financial institution services income and (c) a $145,000 increase in customer reimbursements. The $5.4 million increase in financial institution service costs is comprised of a $5.0 million increase in service fee costs and a $429,000 increase in hardware sales cost. The increases are attributable to both internal growth and acquisitions. Gross margins decreased to 53.3% for the three months ended June 30, 2002 from 56.2% for the three months ended June 30, 2001. This decrease was primarily a result of lower margins associated with InterCept Output Solutions—the assets we acquired from Holmes and Shaw, Inc. in October 2001.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 74.1% to $18.4 million for the three months ended June 30, 2002 from $10.5 million for the three months ended June 30, 2001. The $7.8 million increase was comprised of (a) $2.6 million related to financial institution service expenses and (b) $5.2 million of merchant processing service expenses. The increase in financial institution service expense is primarily due to personnel added from acquisitions, additional personnel to support our growth and other miscellaneous expenses. Selling, general and administrative expenses as a percentage of revenues increased to 33.3% for the three months ended June 30, 2002, from 32.2% for the three months ended June 30, 2001.

Depreciation and Amortization.    Depreciation and amortization increased $1.0 million to $3.9 million for the three months ended June 30, 2002 from $2.9 million for the three months ended June 30, 2001. The increase was primarily attributable to $1.4 million due to the acquisitions of iBill and EPX and additional property, plant and equipment depreciation offset by the reduction of amortization due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Other Income, Net.    Other income, net increased to $573,000 for the three months ended June 30, 2002 from $314,000 for the three months ended June 30, 2001. The $259,000 increase was primarily due to an increase in interest income and a decrease in interest expense due to the receipt of the proceeds from our August 2001 public offering, which we used in part to pay down debt.

Provision (benefit) for Income Taxes.    The effective tax rate for the three months ended June 30, 2002 was 37.0% as compared to 40.0% for the three months ended June 30, 2001. The 2001 effective tax rate excludes $1.1 million of a tax benefit that we recorded on the equity in losses of Netzee. The decrease in the effective rate is mainly due to state tax planning initiatives implemented in the fourth quarter of 2001.

Equity in Loss of Affiliate.    There was no equity in loss of affiliate for the three months ended June 30, 2002, compared to a loss of $2.8 million for the three months ended June 30, 2001. For the three months ended June 30, 2002, the Netzee preferred shareholder absorbed all of the losses, and we expect to resume recording losses against our note receivable from Netzee in the third quarter of 2002. In all prior quarters, this amount represented our share of Netzee’s net loss.

Minority Interest.    Minority interest increased to a charge of $9,000 for the three months ended June 30, 2002 from a charge of $3,000 for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues.    Revenues increased 54.3% to $95.3 million for the six months ended June 30, 2002 from $61.7 million for the six months ended June 30, 2001. The $33.5 million increase was comprised of (a) an $18.7 million increase in financial institution service income, (b) merchant processing service fee income of $13.9 million from the 2002 acquisitions of iBill and EPX, (c) a $907,000 increase in customer reimbursements. The $18.7 million increase in financial institution service income was comprised of a $17.3 million increase in service fee income, a $710,000 increase in hardware sales, and a $670,000 increase in data communications management income. The increases are attributable to both internal growth and acquisitions and not to any significant increases in prices.

Costs of Services.    Costs of services increased 62.9% to $45.2 million for the six months ended June 30, 2002 from $27.8 million for the six months ended June 30, 2001. The $17.5 million increase was comprised of (a) $10.7 million related to financial institution service costs, (b) merchant processing service costs of $5.9 million from the 2002 acquisitions of iBill and EPX, and (c) $907,000 increase in customer reimbursements. The $10.7 million increase in financial institution service costs is comprised of a $10.1 million increase in costs of service fee income and a $616,000 increase in hardware costs, offset by a decrease of $84,000 related to data communications management. The increases are attributable to both internal growth and acquisitions. Gross margins decreased to 52.6% for the six months ended June 30, 2002 from 55.0% for the six months ended June 30, 2001. This decrease was primarily a result of lower margins associated with InterCept Output Solutions—the assets we acquired from Holmes and Shaw, Inc. in October 2001.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 54.7% to $30.3 million for the six months ended June 30, 2002 from $19.6 million for the six months ended June 30, 2001. The $10.7 million increase was comprised of (a) $5.5 million related to financial institution service expenses and (b) $5.2 million of merchant processing service expenses. The increase in financial institution service expenses is primarily due to costs associated with personnel added from acquisitions, additional personnel to support our growth and other miscellaneous expenses. Selling, general and administrative expenses as a percentage of revenues remained constant at 31.8% for the six months ended June 30, 2002 and 2001.

Depreciation and Amortization.    Depreciation and amortization increased $913,000 to $6.3 million for the six months ended June 30, 2002 from $5.4 million for the six months ended June 30, 2001. The increase was primarily attributable to $1.4 million due to the acquisitions of iBill and EPX during 2002 and additional property, plant and equipment depreciation offset by the reduction of amortization due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Other Income, Net.    Other income, net increased to $1.8 million for the six months ended June 30, 2002 from $1.0 million for the six months ended June 30, 2001. The $800,000 increase was primarily due to an increase in interest income and a decrease in interest expense due to the receipt of the proceeds from our August 2001 public offering, which we used in part to pay down debt.

Provision (benefit) for Income Taxes.    The effective tax rate for the six months ended June 30, 2002 was 36.9% as compared to 40.2% for the six months ended June 30, 2001. The 2001 effective tax rate excludes $3.2 million of a tax benefit that we recorded on the equity in losses of Netzee. The decrease in the effective rate is mainly due to state tax planning initiatives implemented in the fourth quarter of 2001. During the six months ended June 30, 2002, we did not record a tax benefit on the equity in losses of Netzee because the tax basis in our investment in Netzee exceeded the book value of that investment. Although this created a deferred tax asset, due to the uncertainty of our ability to realize that asset in the future, we recorded an allowance of $565,000 to offset the value of that asset.

Equity in Loss of Affiliate.  Equity in loss of affiliate decreased to a loss of $1.5 million for the six months ended June 30, 2002 from a loss of $8.5 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, this amount represents the recording of equity losses to the extent of the remaining balance of the investment in Netzee.

Minority Interest.    Minority interest increased to charge of $16,000 for the six months ended June 30, 2002 from a charge of $10,000 for the six months ended June 30, 2001.

Liquidity and Capital Resources

Since our incorporation, we have financed our operations and capital expenditures through cash from operations, borrowings from banks and sales of our common stock, including:

•	our initial public offering in June 1998, which resulted in net proceeds to us of $14.4 million,
•	our public offering in February 2000, which resulted in net proceeds to us of $66.0 million, and
•	our public offering in August and September 2001, which resulted in net proceeds to us of $107.5 million.

Cash and cash equivalents were $11.1 million at June 30, 2002 and $24.9 million at December 31, 2001. Short term investments with a maturity of one year or less were $37.0 million at June 30, 2002. Net cash provided by operating activities was $15.7 million for the six months ended June 30, 2002 and $8.9 million for the six months ended June 30, 2001. The increase in the net cash provided by operating activities was primarily attributable to increased net income.

Net cash used in investing activities was $107.8 million for the six months ended June 30, 2002 and $36.0 million for the six months ended June 30, 2001. The increase in net cash used in investing activities was primarily due to the acquisitions of iBill and EPX during 2002.

Net cash provided by financing activities was $78.2 million for the six months ended June 30, 2002 and $23.2 million for the six months ended June 30, 2001. The increase in net cash provided by financing activities was primarily due to borrowings to fund the acquisition of iBill.

Together with John H. Harland Company, we provide a revolving line of credit to Netzee. On March 29, 2002, we amended this facility to reduce the total amount of credit available and to extend the termination date to April 10, 2003. Along with Harland, we currently provide to Netzee an $18.0 million revolving line of credit secured by substantially all of Netzee’s assets. Of the total $18.0 million available to Netzee, we provide approximately $14.0 million and Harland provides approximately $4.0 million on a pro rata basis with us, provided that we are obligated to advance the last $1.0 million without Harland’s participation. As of June 30, 2002, Netzee owed us a total of $10.8 million under this line of credit. Borrowings under this line of credit bear interest at prime plus 2%. We finance this line of credit with cash on hand and additional borrowings under our credit facility with Wachovia Bank. Netzee may require additional funds to support its operations and to repay its borrowings from us.

Netzee may seek to raise capital through public or private offerings of debt or equity, the sale of assets or from other sources. No assurance can be given that additional funds will be available on terms favorable to Netzee, if at all. Netzee’s ability to continue as a going concern and to meet its obligations as they come due may depend upon its ability to raise additional capital funds.

On December 3, 2001, we entered into a loan agreement with SLM under which we agreed to lend SLM $7.0 million subject to various terms and conditions. Borrowings under the loan agreement bear interest, payable upon maturity, at the prime rate and are secured by up to 569,961 shares of InterCept common stock of which 250,777 has been earned by SLM and 319,184 may be earned subject to earnout provisions. The loan matures on September 30, 2002 and requires mandatory prepayments from the proceeds of sales of our common stock by SLM until the loan is repaid in full.

During 2001, we entered into an amended and restated credit facility with Wachovia Bank (formerly First Union National Bank). Under this facility, we may borrow up to $50.0 million for working capital and to fund acquisitions and related expenses. The Wachovia credit facility contains provisions that require us to maintain certain financial ratios and minimum net worth amounts and that restrict our ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay dividends. This credit facility matures on June 1, 2004. Interest is payable monthly, and outstanding principal amounts accrue interest, at our option, at an annual rate equal to either (a) a floating rate equal to the lender’s prime rate minus 0.25% or (b) a fixed rate based upon the one-month LIBOR rate plus applicable margins. On June 30, 2002, the interest rate under this facility was approximately 3.09% per year, and approximately $42.3 million was outstanding under this facility.

During 2002, we borrowed $30 million from The Peoples Bank of Winder, Georgia and $6.7 million from The Bankers Bank. Interest is payable monthly at prime minus .375% (4.375% at June 30, 2002) under both notes. The notes are secured by certificates of deposit pledged by us and are payable in full on December 30, 2002.

On July 1, 2002, we entered into a $10.0 million loan agreement with Wachovia Bank. We paid Wachovia a $200,000 commitment fee on July 1, 2002. The loan accrues interest at the one-month LIBOR rate plus applicable margins. The loan, plus interest, is due on September 28, 2002. We used a portion of the proceeds from this loan to purchase the item and remittance processing assets of ACS.

We are seeking a syndicated loan facility led by Wachovia Bank under which we anticipate being able to borrow from $90.0 million to $130.0 million, and we intend to close that facility in time to use part of the proceeds to repay the $10.0 million Wachovia term loan at or before its maturity, as well as the outstanding balance under our existing Wachovia credit facility described above. If we do not close the syndicated loan facility by September 28, 2002, we intend to seek an extension of the $10.0 million Wachovia term loan or repay the loan from cash on hand. We can offer no assurances, however, (a) that we will obtain the syndicated loan as we intend, or (b) that if we do not obtain the syndicated loan by September 28, 2002, we will be able to obtain an extension of the $10.0 million Wachovia term loan if required. A failure to repay the term loan when due is an event of default under the existing Wachovia credit facility.

We funded the cash portion of the purchase price of our acquisitions in 2001 through the use of cash on hand, including the proceeds of our 2001 public offering of common stock, and borrowings under our bank credit facility. We used cash on hand, proceeds from our line of credit with Wachovia Bank, and proceeds from a CD secured loan from The Peoples Bank of Winder, Georgia, to fund the purchase price of iBill.

We are obligated to pay additional quarterly earnout payments for a period of six quarters ending December 31, 2003, contingent upon whether iBill achieves certain financial targets. We have an option to buyout the remaining earnout obligation at any time by paying $8.0 million per remaining quarter.

We have used a substantial portion of the capital resources available to us to fund the purchase of iBill, and we used an additional $13.0 million to fund immediate working capital needs of EPX. To provide the cash needed for these purposes, we have drawn on our Wachovia credit facility, borrowed additional funds from The Peoples Bank of Winder and The Bankers Bank secured by certificates of deposit that we own and used the remaining net proceeds from our 2001 public offering of common stock.

We have exhausted or shortly will exhaust the capital resources available to us, and as a result, our operating cash flows will be our principal source of short-term liquidity. Accordingly, we are unlikely to make any additional acquisitions that require a material amount of cash until we raise additional capital or obtain the syndicated credit facility described above. We believe that to the extent that we rely on cash flows from operations to meet our short-term funding requirements, a decrease in demand for our products and services would not result in a material reduction in the availability of those funds. Because most of our customer contracts require the payment of monthly charges and have original terms of three to five years, we have a high percentage of recurring revenues.

We believe that funds to be provided by operations will be sufficient to meet our anticipated capital expenditures and liquidity requirements for at least the next 12 months. We intend to grow, in part, through strategic acquisitions. Assuming we are able to raise additional capital or obtain the syndicated credit facility, we expect to make additional expenditures to make acquisitions and integrate the acquired companies. We can give no assurances with respect to the actual timing and amount of the capital we raise or of the acquisitions we may make with the capital so raised. In addition, we can give no assurance that we will complete any acquisitions on terms favorable to us, if at all, or that additional sources of financing will be available to us.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies involve the most complex or subjective decisions or assessments and affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

a)    Revenue recognition

Revenues include service fees, debit and credit card processing fees, data communication management fees, equipment sales, installation and maintenance, software license fees and software maintenance. We recognize service fee income and data communication management fees as services are performed. We recognize revenue from equipment sales and installations upon installation of the product, and we recognize any related maintenance revenue ratably over the period during which the services are performed. We also generate revenues from the licensing of our core data processing systems. We recognize revenue for licensing these systems in accordance with Statement of Position 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants. We recognize software license, hardware and installation revenue after we have a signed non-cancelable license agreement, have installed the products and have fulfilled all significant obligations to the customer. We recognize maintenance fees over the term of the maintenance period. We sell some of our software and hardware products under five-year, sales-type lease agreements under which customers make annual installment payments. These annual payments include the initial installation and ongoing license fee. Revenue attributable to installation fees and the sale of equipment is recognized upon installation. License fees are deferred and recognized ratably over the period of the lease.

Merchant processing services revenues are recognized as services are performed. Our service offerings allow merchants to accept and process real-time payments for goods and services purchased over the internet using our merchant account, in which event revenue recognized is equal to service fees that we charge to the merchant. This fee is generally based on a percentage of the total transaction amount. Merchants can also establish their own merchant account with our acquiring bank partners and utilize our end to end processing solution, which eliminates the need for the merchant to establish multiple relationships with banks, front-end system providers, gateways, and back-end processors. We recognize revenues related to this service offering net of certain costs that we do not control—primarily interchange and other fees charged by credit card associations. For merchants using our merchant account, we establish and hold rolling reserves for merchant credit losses that arise as a result of, among other things, disputes between cardholders and merchants. If disputes are not resolved in the merchant’s favor, the transaction is charged back to us and the purchase price is refunded to the merchant’s customer. If we are unable to collect from the merchant, we bear the credit risk for the full amount of the transaction. Our acquiring bank partners also establish and hold reserves for merchant credit losses for merchants utilizing our end to end solution. If transactions are charged back to our banks and our banks are unable to collect from the merchants, we bear the credit risk for amounts in excess of reserves held by the banks.

b)    Allowance for doubtful accounts

We record an allowance for doubtful accounts based on estimates of losses related to customer receivables balances. We develop estimates by evaluating specific customer accounts for risk of loss as well as historical credit memo data and other known factors for billing disputes that arise in the normal course of business.

c)    Fair value of assets acquired and liabilities assumed in purchase combinations

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

We also recorded a significant amount of goodwill in connection with our acquisitions. Through the end of 2001, we evaluated goodwill for impairment whenever indicators of impairment existed based on undiscounted projected future cash flows. If the carrying value of the goodwill was less than the undiscounted projected future cash flows, no impairment would be recognized. Beginning in 2002, we are required to evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. The evaluation will be based upon a comparison of the estimated fair value of the unit of our business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation will be estimated based upon discounted future cash flow projections for the unit. These cash flow projections will be based on a number of assumptions as discussed above.

To date, we have not recorded an impairment of our goodwill or intangible assets. We believe that assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

d)    Investment in and Advances to Netzee

We currently own approximately 28% of Netzee’s common stock. We account for our investment in Netzee using the equity method of accounting, under which the operations of Netzee are recorded on a single line item in our statements of operations, “equity in loss of affiliate.” We do not consolidate Netzee’s results of operations with our results of operations.

We have reviewed our investment in Netzee in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” APB Opinion No. 18 provides that “a loss in value of an investment which is other than a temporary decline should be recognized.” We compare our carrying value of the investment to the fair market value of the stock over time in order to determine when a loss in value that is other than temporary has occurred. For the six months ended June 30, 2002, we continued to record equity method losses in Netzee, resulting in the reduction of our investment in common stock of Netzee to zero. The corresponding fair market value of our shares of Netzee’s common stock based on the closing trading price at June 30, 2002 was approximately $255,000.

We then applied EITF 99-10, “Percentage Used to Determine the Amount of Equity Method Losses,” which addresses the percentage of ownership that an investor should use to compute equity method losses when the investment in a company’s common stock has been reduced to zero and the investor holds other securities of the company such as preferred stock or loans to the company. Netzee has $7.8 million of preferred stock outstanding, including $1.3 million of accrued dividends. We own none of Netzee’s preferred stock. Netzee also has an $18 million line of credit, of which we have loaned or are obligated to loan approximately 78%. Under EITF 99-10, we will not record any additional equity method losses until the preferred stockholders have reduced their investments to zero by absorbing $7.8 million of losses. When that occurs, we will then use our relative ownership percentage in the next most senior level of capital—the line of credit—to record our share of Netzee’s losses.

We have evaluated the business and financial projections of Netzee. Based on (a) Netzee’s being cash flow positive, (b) Netzee’s having made repayments to us in the amount of approximately $500,000 since June 30, 2002 and (c) Netzee’s representations that they should continue to be cash flow positive, we have concluded that the amounts due from Netzee are collectible. Therefore, we have not established a reserve for the amounts due under the line of credit as of June 30, 2002. If Netzee’s business plan changes the note could be impaired and we would establish a reserve.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates. Borrowings under the Wachovia credit facility accrue interest at a fluctuating rate based either upon the lender’s prime rate or LIBOR. As of June 30, 2002, $42.3 million was outstanding under this facility. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies. Additional loans to Netzee may increase the amount outstanding under this facility.

We have borrowed $30.0 million from the People’s Bank of Winder and $6.7 million from the BankersBank. These loans are secured by certificates of deposit in amounts equal to the principal amounts of the loans. Interest on these loans is based on the prime rate. Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $367,000 per year.

We have loaned SLM $7.0 million and we have a $14.0 million line of credit to Netzee. As of June 30, 2002, $10.8 million was outstanding on the Netzee line of credit. Changes in interest rates that decrease the interest rates on these loans by 1.0% will decrease our interest income by approximately $178,000 per year.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

Other than as described below, we are not a party to, and none of our material properties is subject to, any material litigation other than routine litigation incidental to our business.

(1)    On March 15, 2002, we brought an action against Midwest Payment Systems, Inc. (“MPS”) in the U.S. District Court in the Eastern District of Tennessee seeking a declaration as to the rights and legal relations of InterCept, MPS and the customer banks under the contracts that we and the banks have with MPS and asserting a claim for tortious interference with contractual relations. On April 3, 2002, InterCept and MPS agreed to a consent order pursuant to which MPS agreed to continue to provide services on a month to month basis so that InterCept can continue to service its customers who use MPS for ATM/EFT services. Both InterCept and MPS agreed not to solicit the ATM/EFT business of the customer banks until final resolution of the lawsuit, and both companies agreed to limited communications with the customers regarding the lawsuit. MPS has answered our complaint and has brought its own claims against us, including tortious interference with contract, breach of contract and breach of fiduciary duty. Discovery in the suit has not yet begun.

(2)    Our wholly owned subsidiary, Internet Billing Co. LLC, purchased the assets of Internet Billing Co., Ltd. (“Seller”), including its credit card payment processing system, on April 8, 2002. Previously, on September 7, 2001, Net MoneyIn, Inc. had filed a lawsuit against Seller, Mellon Financial Corp., Bankcard Center Inc., VeriSign Payment Services, Inc., Paymentech LLC, Online Credit Corp., Auriq Systems, Inc., E-Commerce Exchange, LLC, Cardservice International, Inc., ITransact.com, FMT Corp., MSI Merchant Services, Inc., GoEmerchant.com, InfoSpace, Inc., American Express Financial Advisors, Inc., Bank One Corp., Citibank, N.A., BA Merchant Services, Inc., Dibel Research, Inc., First American Card Service, Wells Fargo & Co., WebTranz, ValidPay.com, Inc., OrderButton.Net, Inc., Payment Online Inc., Electronic Payment Processing, Inc., Avenue Commerce Technologies, Inc., Harbor-Net Merchant Account Services, SecurePay.com Inc., Globill.com, LLC, Advanced Merchant Accounts Services, CardReady International Inc., and eProcessingNetwork in U.S. District Court, District of Arizona. The plaintiff subsequently amended its complaint to add International Business Machines Corporation as a defendant. The complaint alleges that Net MoneyIn is the owner of U.S. Patent 5,822,737, entitled “Financial Transaction System,” which issued on October 13, 1998, and U.S. Patent 5,963,917, entitled “‘Financial System of Computers,” which issued on October 5, 1999. Net MoneyIn alleges that iBill’s credit card processing system, which we acquired as part of the assets we purchased from Seller, infringes one or more claims in each of these patents. The complaint seeks an injunction against infringement of the patents and an unspecified amount of damages. Discovery in the suit has not yet begun.

The plaintiff has filed a motion to amend its complaint to add InterCept as a defendant due to InterCept’s purchase of iBill’s assets. The plaintiff’s motion also seeks to amend the complaint to allege infringement of U.S. Patent 6,381,584, entitled “Computers in a Financial System,” which issued on April 30, 2002. The motion does not identify which of the defendants are alleged to infringe U.S. Patent 6,381,584. The plaintiff and Seller have filed a stipulation to the motion agreeing that our subsidiary, Internet Billing Co. LLC, will be added as a defendant instead of InterCept.

We cannot presently predict the amount of damages we would suffer if Net MoneyIn were to prevail in the lawsuit. Seller has agreed to indemnify us against any claims, damages, liabilities, costs and expenses we suffer, directly or indirectly, by reason of, resulting from, incident to or arising in connection with claims or assertions of infringement of these patents and/or other U.S. or foreign patents based on them by Net MoneyIn. Seller is presently defending the lawsuit in accordance with the indemnification arrangement. We have placed a portion of the purchase price for the iBill assets into escrow to secure this indemnification obligation.

Item 2.     Changes in Securities and Use of Proceeds

On March 19, 2002, we entered into a definitive agreement to purchase Internet Billing Company, Ltd (“iBill”) and a binding letter agreement to purchase Electronic Payment Exchange, Inc. (“EPX”). On April 9, 2002, we closed the transaction to purchase iBill contemplated by the definitive agreement. In connection with the transaction we paid iBill $112.0 million in cash. InterCept used cash on hand, proceeds from its line of credit with Wachovia (formerly First Union National Bank), and proceeds from a CD secured loan from The People’s Bank of Winder, Winder, Georgia, to pay the purchase price. A portion of the cash paid will be held in escrow for a period of time after the closing.

On May 21, 2002, we entered into a definitive agreement and plan of merger to acquire all of the outstanding stock of EPX by merging a newly formed subsidiary into EPX. On May 24, 2002, we closed the transactions contemplated by the merger agreement. In connection with the transaction, we issued 1,349,894 shares of our common stock valued at approximately $51.9 million, based on the average closing price for the three days prior to the signing of a binding letter of intent with EPX. Of the 1,349,894 shares of common stock, 1,079,898 shares were issued to EPX shareholders at closing and 269,979 shares will be kept in escrow for up to one year to satisfy unresolved contingencies existing at the closing date. The remaining 17 shares were fractional shares that were paid in cash. We issued the securities in a private offering in reliance on the exemptions from registration under the Securities Act of 1933 provided by Section 4(2) and by Regulation D. The recipients of the common stock were EPX shareholders or warrantholders. Appropriate legends were affixed to the share certificates issued in the transaction. The recipients of these securities were represented by counsel and had adequate access to information about InterCept.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

On May 22, 2002, we held our annual meeting of shareholders. The results of the proposals submitted for vote at this meeting were as follows:

1.    Election of two directors (there were no abstentions or broker non-votes in connection with the election of directors).

	For	Withheld
Jon R. Burke	15,010,336	1,034,965
Glenn W. Sturm	15,455,981	589,320

2.    Approval of the InterCept, Inc. 2002 Stock Option Plan.

For	8,411,119
Against	6,837,121
Abstain	13,189
Broker Non Vote	783,872

Item 5.     Other Information

Effective June 30, 2002 we acquired the item and remittance processing and statement rendering assets of Affiliated Computer Services, Inc. (ACS) for $7.5 million plus certain prepaid items. The assets include two locations in Woodbury and Utica, New York, which currently serve more than 120 customers in the northeastern United States.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1
First Amendment to Asset Purchase Agreement dated as of April 8, 2002, by and among InterCept, Inc.; InterCept Billing Company, LLC; Internet Billing Company, Ltd.; iBill California, LLC; Liberty Merchant Services, LLC; iBill Technologies LLC; Internet Billing Corp.; iBill Corp.; iBill GAP, LLC; and CSR Billing.com, LLC., (incorporated by reference to InterCept’s Amended Current Report on Form 8-K dated April 9, 2002 and filed May 13, 2002).

2.2
Agreement and Plan of Merger dated as of May 21, 2002 by and among InterCept, Inc., InterCept Merger Sub, Inc., Electronic Payment Exchange, Inc. (“EPX”), and certain of the stockholders of EPX; (incorporated by reference to InterCept’s Current Report on Form 8-K dated May 24, 2002 and filed June 5, 2002).

Exhibit No.	Description

2.3	Employment agreement by and between Electronic Payment Exchange, Inc. and Raymond Moyer dated May 24, 2002.

2.4	Employment agreement by and between InterCept, Inc. and Garrett Bender effective April 9, 2002.

10.1	Promissory Note between Electronic Payment Exchange, Inc. and Raymond Moyer dated May 24, 2002.

(b)    Reports on Form 8-K filed during the three months ended June 30, 2002

Form 8-K dated April 9, 2002, filed on April 23, 2002, as amended on May 23, 2002, reporting under Item 2 the acquisition of Internet Billing Company, Ltd.

Form 8-K dated May 6, 2002, filed on May 13, 2002, reporting under Item 9 the press release and conference call announcing earnings for the three months ended March 31, 2002.

Form 8-K dated May 24, 2002, filed on June 5, 2002, as amended on August 2, 2002, reporting under Item 2 the acquisition of Electronic Payment Exchange, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCEPT, INC.

Date: August 14, 2002	/s/ John W. Collins
John W. Collins Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: August 14, 2002	/s/ Scott R. Meyerhoff
Scott R. Meyerhoff Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

2.1
First Amendment to Asset Purchase Agreement dated as of April 8, 2002, by and among InterCept, Inc.; InterCept Billing Company, LLC; Internet Billing Company, Ltd.; iBill California, LLC; Liberty Merchant Services, LLC; iBill Technologies LLC; Internet Billing Corp.; iBill Corp.; iBill GAP, LLC; and CSR Billing.com, LLC. (incorporated by reference to InterCept’s Amended Current Report on Form 8-K dated April 9, 2002 and filed May 13, 2002).

2.2
Agreement and Plan of Merger dated as of May 21, 2002 by and among InterCept, Inc., InterCept Merger Sub, Inc., Electronic Payment Exchange, Inc. (“EPX”), and certain of the stockholders of EPX (incorporated by reference to InterCept’s Current Report on Form 8-K dated May 24, 2002 and filed June 5, 2002).

2.3	Employment agreement by and between Electronic Payment Exchange, Inc. and Raymond Moyer dated May 24, 2002.

2.4	Employment agreement by and between InterCept, Inc. and Garrett Bender effective April 9, 2002.

10.1	Promissory Note between Electronic Payment Exchange, Inc. and Raymond Moyer dated May 24, 2002.