Form 10-Q
period 2002-09-30
INTERCEPT INC
filed 2002-11-14
CIK 1054930

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO , 19 .

Commission file number: 01-14213

InterCept, Inc.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58 – 2237359 (I.R.S. Employer Identification No.)

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

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding at November 8, 2002 19,941,723

INTERCEPT, INC.

SIGNATURES	34

EXHIBIT INDEX	37

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

InterCept, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2002	December 31, 2001

	(Unaudited)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$15,692	$24,917
Restricted short term investments	19,017	50,289
Accounts receivable, less allowance for doubtful accounts of $5,204 and $946 at September 30, 2002 and December 31, 2001, respectively	30,426	20,271
Advances to SLM	7,362	7,025
Advances to Netzee	9,030	0
Deferred tax assets	2,752	1,470
Inventory, prepaid expenses and other	17,563	8,973

Total current assets	101,842	112,945

Property and equipment, net	40,374	28,108
Goodwill, net	212,792	80,539
Other intangible assets, net	105,769	47,665
Advances to Netzee, less current portion	—	10,118
Investment in affiliate	—	1,462
Other noncurrent assets	18,622	2,431

Total assets	$479,399	$283,268

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$28,911	$—
Accounts payable and accrued liabilities	14,830	10,143
Client payouts	51,659	—
Deferred revenue	9,560	9,315

Total current liabilities	104,960	19,458

Long-term debt, less current portion	39,770	465
Deferred revenue	341	445
Deferred tax liability	9,902	2,867

Total liabilities	154,973	23,235

Minority interest	248	222

Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; 19,566,723 and 18,086,766 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	296,808	243,293
Retained earnings	27,421	16,571
Accumulated other comprehensive loss	(51)	(53)

Total shareholders’ equity	324,178	259,811

Total liabilities and shareholders’ equity	$479,399	$283,268

The accompanying notes are an integral part of these condensed consolidated balance sheets.

InterCept, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Financial institution services	$41,512	$34,075	$116,718	$90,577
Merchant services	20,423	753	35,283	1,678
Customer reimbursements	4,360	2,694	9,573	7,000

Total revenues	66,295	37,522	161,574	99,255

Costs of services:
Costs of financial institution services	19,145	14,860	53,240	38,287
Costs of merchant services	10,346	22	16,245	40
Customer reimbursements	4,360	2,694	9,573	7,000

Selling, general and administrative expenses	21,200	10,936	51,534	30,538
Depreciation and amortization	4,625	2,981	10,932	8,375

Total operating expenses	59,676	31,493	141,524	84,240

Operating income	6,619	6,029	20,050	15,015
Other income, net	9	604	1,760	1,646

Income before provision for income taxes, equity in loss of affiliates and minority interest	6,628	6,633	21,810	16,661
Provision for income taxes	2,466	206	8,072	1,003
Equity in loss of affiliates	(1,375)	(6,235)	(2,862)	(14,756)
Minority interest	(10)	(4)	(26)	(14)

Net income	$2,777	$188	$10,850	$888

Net income per common share:
Basic	$0.15	$0.01	$0.59	$0.06

Diluted	$0.14	$0.01	$0.56	$0.06

Weighted average shares outstanding:
Basic	19,132	15,711	18,539	14,467
Diluted	19,947	16,993	19,402	15,632

The accompanying notes are an integral part of these condensed consolidated statements of operations.

InterCept, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,

	2002	2001

	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$10,850	$888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,932	8,375
WorldCom reserve	2,471	—
Loan cost amortization	255	46
Minority interest	26	14
Deferred income tax provision	3,925	(4,915)
Loss on sale of property and equipment	7	—
Gain due to stock issuances of subsidiary	(25)	(576)
Equity in net loss of affiliates	2,862	14,756
Income tax benefit related to exercise of stock options	766	1,320
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(4,243)	(10,779)
Inventory, prepaid expenses, and other current assets	1,419	489
Other assets	—	(132)
Accounts payable and accrued liabilities	(8,186)	(722)
Client payouts	6,516	—
Interest accrued on notes receivable	(563)	—
Deferred revenue	141	2,066

Net cash provided by operating activities	27,153	10,830

Cash flows from investing activities:
Acquisitions, net of cash acquired	(114,716)	(62,628)
Advances to EPX prior to acquisition	(8,585)	—
Decrease in note receivable		—
Proceeds from sale of (purchase of) investments, net	31,274	(12,356)
(Advances to) repayments from affiliate, net	(87)	5,053
Purchases of property and equipment	(10,363)	(5,863)
Property disposals	—	52
Advances to SLM		—
Patent costs incurred	(40)	—
Increases in capitalized software	(1,106)	(1,217)

Net cash used in investing activities	(103,623)	(76,959)

Cash flows from financing activities:
Proceeds from long-term debt	143,213	21,895
Payments on long-term debt	(77,813)	(26,447)
Proceeds from issuance of common stock, net of related issuance costs	(23)	107,899
Proceeds from employee stock purchase plan	490	86
Payment of shareholder note	—	221
Proceeds from exercise of stock options	1,378	1,904

Net cash provided by financing activities	67,245	105,558

Net increase (decrease) in cash and cash equivalents	(9,225)	39,429
Cash and cash equivalents at beginning of the period	24,917	8,061

Cash and cash equivalents at end of the period	$15,692	$47,490

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,206	$276

Cash paid for income taxes	$5,250	$6,395

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         1.       Organization and Basis of Presentation

InterCept, Inc. (“InterCept”) is a single-source provider of a broad range of technologies, products and services that work together to meet the electronic commerce and operating needs of financial institutions and merchants in the United States. Over 2,000 of these financial institutions have contracted with InterCept for one or more of InterCept’s technologies, products and services, which include electronic funds transfer transactions, core bank processing systems, credit and debit card processing, check imaging systems, data communications management networks, laser document printing and automated mailing services, as well as services related to each of these products and systems. InterCept also offers a single-source end-to-end transaction processing solution that enables merchants to accept and process real-time payments for goods and services purchased from multiple distribution channels including internet, traditional point of sale, mail order and telephone order channels.

The consolidated financial statements include the accounts of InterCept and its wholly owned subsidiaries: InterCept Communications Technologies, Inc., SBS Data Services, Inc., C-TEQ, Inc., InterCept Services, LLC, ICPT Acquisitions I, LLC, DPSC Acquisition Corp., InterCept TX I, LLC, InterCept Output Solutions, LP, InterCept Supply, LP, Internet Billing Company, LLC (“iBill”) and Electronic Payment Exchange, Inc. (“EPX”). In addition, ProImage, Inc., a corporation in which InterCept has a 67% ownership interest as of September 30, 2002, has been consolidated in InterCept’s consolidated financial statements since its inception, due to InterCept’s control of ProImage. Management of InterCept has responsibility for all day-to-day operations of ProImage and has and will continue to provide complete financial support for ProImage due to legal limitations on the other shareholder’s ability to fund losses. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest represents the minority shareholder’s proportionate share of the equity and earnings of ProImage.

As of September 30, 2002, InterCept owned approximately 28% of the outstanding common stock of Netzee, Inc. InterCept accounts for its investment in Netzee under the equity method, under which it records Netzee’s results of operations in a single line item in its statement of operations entitled “equity in loss of affiliate.” For the three months ended March 31, 2002, InterCept continued to record equity method losses in Netzee, resulting in the reduction of its investment in common stock of Netzee to zero. InterCept then applied EITF 99-10, “Percentage Used to Determine the Amount of Equity Method Losses,” which addresses the percentage of ownership that an investor should use to compute equity method losses when the investment in a company’s common stock has been reduced to zero and the investor holds other securities of the company such as preferred stock or loans to the company. Netzee has preferred stock outstanding. InterCept owns none of Netzee’s preferred stock. Netzee also has an $18 million line of credit, of which InterCept has loaned or is obligated to loan approximately 78%. Under EITF 99-10, InterCept did not record any additional equity method losses until the preferred stockholders’ investment was reduced to zero by absorbing Netzee’s losses. During the third quarter of 2002, the preferred stockholders completed the reduction of their investment in Netzee to zero and InterCept then applied its relative ownership percentage in the next most senior level of capital - the line of credit - to record its share of Netzee’s remaining losses for the quarter ended September 30, 2002. As a result, for the three months ended September 30, 2002, InterCept recorded a loss of $1.4 million in the line item in its statement of operations entitled equity in loss of affiliate. We may advance additional amounts to Netzee under our existing line of credit to fund its working capital needs or operations. We have evaluated the business and financial projections of Netzee. Based on (a) Netzee’s being cash flow positive, (b) Netzee’s having made repayments to us in the amount of approximately $563,000 during the quarter ended September 30, 2002 and (c) Netzee’s representations that they should continue to be cash flow positive, we have concluded that the amounts due from Netzee are collectible. Therefore, we have not established a reserve for the amounts due under the line of credit as of September 30, 2002. If Netzee’s business plan changes or we conclude that its prospects are diminishing, the note could be impaired and we would establish a reserve.

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented. The results of the three and nine months are not necessarily indicative of the results to be expected for the full fiscal year. Please read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements and the notes thereto included in InterCept’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

         2.       Business Segment Reporting

InterCept’s operations were classified as one business segment in 2001 and the first quarter of 2002. The acquisitions of iBill and EPX. during the three months ended June 30, 2002 have added merchant processing to InterCept’s product offerings. Therefore, the operations are now classified into two business segments: Financial Institution Services and Merchant Services. For the three and nine months ended September 30, 2001, results from merchant portfolio management that were previously insignificant have been reclassified from the Financial Institution Services segment to the Merchant Services segment. Summarized financial information by business segment is as follows (in thousands):

InterCept, Inc. and Subsidiaries
Segment Information
(in thousands)

	Three Months Ended, September 30, 2002			Three Months Ended, September 30, 2001			Nine Months Ended, September 30, 2002			Nine Months Ended, September 30, 2001

	Financial Institution Services	Merchant Services	Total	Financial Institution Services	Merchant Services	Total	Financial Institution Services	Merchant Services	Total	Financial Institution Services	Merchant Services	Total

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Service fee	$37,028	$20,423	$57,451	$28,901	$753	$29,654	$104,255	$35,283	$139,538	$78,804	$1,678	$80,482
Data communications management	2,342	—	2,342	2,016		2,016	6,578		6,578	5,582		5,582
Equipment and product sales, services and other	2,142	—	2,142	3,158		3,158	5,885		5,885	6,191		6,191
Customer reimbursements	4,360	—	4,360	2,694		2,694	9,573		9,573	7,000		7,000

Total revenues	45,872	20,423	66,295	36,769	753	37,522	126,291	35,283	161,574	97,577	1,678	99,255

Costs of services:
Costs of service fees	16,128	10,346	26,474	10,977	22	10,999	44,561	16,245	60,806	29,274	40	29,314
Costs of data communications management	1,382		1,382	1,538		1,538	4,094		4,094	4,334		4,334
Costs of equipment and product sales, services and other	1,635		1,635	2,345		2,345	4,585		4,585	4,679		4,679
Customer reimbursements	4,360		4,360	2,694		2,694	9,573		9,573	7,000		7,000

Selling, general and administrative expenses	13,370	7,830	21,200	10,709	227	10,936	37,758	13,776	51,534	29,906	632	30,538
Depreciation and amortization	2,879	1,746	4,625	2,976	5	2,981	7,794	3,138	10,932	8,359	16	8,375

Total operating expenses	39,754	19,922	59,676	31,239	254	31,493	108,365	33,159	141,524	83,552	688	84,240

Operating income	$6,118	$501	$6,619	$5,530	$499	$6,029	$17,926	$2,124	$20,050	$14,025	$990	$15,015

Total assets for the financial institution services segment and merchant processing segment were approximately $246.5 million and $232.9 million, respectively, as of September 30, 2002.

         3.       Net Income Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding, excluding (a) the weighted average number of shares held in escrow to satisfy contingencies related to certain acquisitions and (b) the number of shares that may be issued in the future pursuant to existing earnout arrangements. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method, which is based on the average stock price for the period. The effects of anti-dilutive options have been excluded. The weighted average number of anti-dilutive options totaled approximately 2,705,342 and 0 for the three months ended September 30, 2002 and 2001, respectively, and 1,231,023 and 101,420 for the nine months ended September 30, 2002 and 2001, respectively. Amounts shown are in thousands, except earnings per share data.

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001

	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$2,777	19,132	$0.15	$188	15,711	$0.01

Dilutives:
Stock options		358	$—	—	907	$—
Shares held in escrow to satisfy contingencies		406			277	$—
Contingently issuable shares subject to earnout provisions		51	$—		98	$—

Diluted EPS	$2,777	19,947	$0.14	$188	16,993	$0.01

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001

	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$10,850	18,539	$0.59	$888	14,467	$0.06

Dilutives:
Stock options	—	547	—		790	$—
Shares held in escrow to satisfy contingencies		265			277	$—
Contingently issuable shares subject to earnout provisions		51	—		98	$—

Diluted EPS	$10,850	19,402	$0.56	$888	15,632	$0.06

         4.       Comprehensive Income

Comprehensive income is the total of net income and all other unrealized gains (losses) on securities, net of tax. The following table sets forth the calculation of InterCept’s comprehensive income for the periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income, as reported	$2,777	$188	$10,850	$888

Unrealized loss on securities, net of tax:	(11)	—	2	(62)

Comprehensive income	$2,766	$188	$10,852	$826

         5.       Acquisitions

Effective April 8, 2002, InterCept acquired substantially all of the assets of Internet Billing Company, Ltd., (“Old iBill”) a Florida limited partnership that provides transaction processing for internet merchants. These assets included shares of several subsidiaries and affiliated companies of Old iBill. InterCept paid cash of $104.3 million, net of cash received of $7.7 million, and the purchase agreement provides that InterCept will be obligated to pay additional quarterly earnout payments for a period of six quarters ending December 31, 2003, if the acquired business achieves certain financial targets. (No earnout payment has been earned through September 30, 2002.) InterCept has an option to buy out the remaining earnout obligation at any time by paying $8 million per remaining quarter. Costs associated with the acquisition totaled approximately $1.8 million. InterCept used cash on hand, proceeds from its line of credit with Wachovia Bank, National Association (formerly named First Union National Bank), and proceeds from a CD-secured loan from The Peoples Bank of Winder, Georgia, to pay the purchase price. Of the cash paid, $19.6 million was placed in escrow to secure certain representations and warranties for a period of time after the closing. A total of $4.2 million has been released from escrow to InterCept to satisfy certain losses. In accordance with the purchase agreement, Old iBill and its general partner agreed to indemnify InterCept against certain losses, including the amount, if any, by which iBill’s working capital deficit exceeded $8.4 million upon closing of the acquisition. As of September 30, 2002, Old iBill and its general partner owed InterCept approximately $1.7 million related to the working capital deficit, which amount is included in other current assets in the accompanying balance sheet. The consideration for the assets InterCept purchased from Old iBill exceeded their net tangible asset value by approximately $120.9 million, which was allocated as follows:

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

On March 19, 2002, InterCept signed a binding letter agreement to acquire all of the outstanding stock of EPX, an end-to-end provider of electronic transaction processing services based in New Castle, Delaware. EPX enables businesses to accept credit card, debit card and electronic check payments. The acquisition closed on May 24, 2002. The acquisitions of iBill and EPX have enabled InterCept to offer end-to-end transaction processing services and expand its current merchant processing operations. Under the merger agreement, InterCept issued 1,349,877 shares of its common stock to the stockholders of EPX valued at $38.48 per share based on the average closing price for three days immediately prior to the execution of the binding letter of intent. In accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations,” InterCept recorded the purchase price at $37.71 per share, representing the average closing price for the three trading days before and after the announcement of the acquisition. InterCept advanced $8.5 million to EPX before the effective date of the merger, and EPX used the advance to satisfy various obligations and to loan $1.7 million to an officer and shareholder of EPX who is now an officer of InterCept. The $8.5 million loaned to EPX is included in investing activities in the accompanying statement of cash flows. As of September 30, 2002, approximately $2.5 million is due to InterCept from this officer and is included in other current assets in the accompanying balance sheet. A portion of the shares issued to EPX shareholders (269,979 shares) was placed in escrow to satisfy liabilities and unresolved contingencies in excess of $13.1 million existing at the closing date and to secure EPX’s representations and warranties. EPX’s assets included cash of $1.1 million. InterCept paid transaction costs of approximately $0.5 million in connection with the acquisition. The consideration exchanged in the acquisition exceeded the net tangible value of assets acquired by approximately $64.2 million, which was allocated as follows:

$11.9 million to customer relationships to be amortized over a period of 20 years
$5.7 million allocated to product technology to be amortized over a period of 7 years
$0.5 million allocated to a noncompete agreement to be amortized over a period of 5 years
$46.1 million to goodwill

During the three months ended September 30, 2002, InterCept paid additional transaction costs of $1,049,000 related to the acquisition that were added to goodwill.

Amortization associated with goodwill as well as identifiable intangibles related to the acquisition of EPX will not be deductible for tax purposes. InterCept has included the results of operations of EPX in its financial statements from the date of the acquisition.

Merchant processing services revenues are recognized as services are performed. One of InterCept’s service offerings allows merchants to accept and process real-time payments for goods and services purchased over the internet. InterCept collects transaction payments from financial institutions and billing processors (credit card, telephone, etc.), then remits payment to the merchants, net of InterCept’s service fees and reserves. InterCept recognizes revenue related to this service offering equal to service fees that InterCept charges to the merchant, which is generally based on a percentage of the total transaction amount. InterCept establishes and holds reserves for merchant credit losses that arise as a result of, among other things, disputes between cardholders and merchants. If disputes are not resolved in the merchant’s favor, the transaction is charged back to InterCept and the purchase price is refunded to the merchant’s customer. If InterCept is unable to collect from the merchant, InterCept bears the credit risk for the full amount of the transaction. Client payouts on the accompanying balance sheet includes both payments due to merchants for the value of processed transactions, net of InterCept’s service fee, as well as reserves held from the merchants to cover potential future chargeback losses.

Merchants can also open their own merchant account with InterCept’s acquiring bank partners and utilize InterCept’s end-to-end processing solution. InterCept recognizes revenues related to this service offering net of certain costs that InterCept does not control (primarily interchange and other fees charged by credit card associations). InterCept’s acquiring bank partners also establish and hold reserves for merchant credit losses for merchants utilizing InterCept’s end to end solution. If transactions are charged back to InterCept’s acquiring bank partners and the banks are unable to collect from the merchants, InterCept bears the credit risk for amounts in excess of reserves held by the banks.

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

The following unaudited pro-forma consolidated financial information for the three-month and nine-month periods ended September 30, 2002 and 2001 assumes the acquisitions of iBill, EPX and the item and remittance processing and statement rendering assets from ACS had occurred at the beginning of each period presented (in thousands, except per share amounts):

	Three months ended September 30, 2002	Nine months ended September 30, 2002

Revenues	$66,295	$196,235
Net Income before income taxes and minority interest	6,628	11,482
Net Income	2,777	4,447
Net income per common share (basic)	$0.15	$0.24
Net income per common share (diluted)	$0.14	$0.23

	Three months ended September 30, 2001	Nine months ended September 30, 2001

Revenues	$61,751	$173,073
Net Income before income taxes and minority interest	3,992	10,991
Net Income attributable to common shareholders	(1,450)	(2,628)
Net income per common share (basic)	$(0.09)	$(0.18)
Net income per common share (diluted)	$(0.09)	$(0.18)

The unaudited pro-forma consolidated financial information is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented or of future operations of the combined entities.

During the nine months ended September 30, 2002, InterCept made several final payments totaling approximately $0.2 million related to 2001 acquisitions. During the nine months ended September 30, 2002, InterCept paid approximately $0.3 million in additional consideration related to a 2000 acquisition, the payment of which was contingent on future revenue growth.

InterCept adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Under this statement, InterCept no longer amortizes goodwill but assesses it annually or whenever events or changes in circumstances occur for impairment. Additionally, InterCept no longer recognizes assembled workforce apart from goodwill in accordance with the Statement of Financial Accounting Standard No. 141, “Business Combinations,” and has reclassified the cost previously allocated to workforce of $800,000, less accumulated amortization of $300,000, to goodwill.

The following is a pro forma presentation of reported net income and earnings per share for 2002 and 2001, adjusted for the exclusion of goodwill amortization net of related income tax effect:

	Three months ended September 30, 2002	Three months ended September 30, 2001	Nine months ended September 30, 2002	Nine months ended September 30, 2001

Net income, as reported	$2,777	$188	$10,850	$888
Goodwill and workforce amortization (net of tax)	0	621	0	1,787

Adjusted net income	$2,777	809	$10,850	2,675

Basic earnings per share, as reported	$0.15	$0.01	$0.59	$0.06
Goodwill and workforce amortization (net of tax)	$—	$0.04	$—	$0.12

Adjusted basic earnings per share	$0.15	$0.05	$0.59	$0.18

Diluted earnings per share, as reported	$0.14	$0.01	$0.56	$0.06
Goodwill and workforce amortization (net of tax)	$—	$0.04	$—	$0.12

Adjusted diluted earnings per share	$0.14	$0.05	$0.56	$0.18

As it has implemented these new accounting rules, InterCept has completed the initial goodwill impairment test. To accomplish this, InterCept identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption, January 1, 2002. InterCept then determined the fair value of each reporting unit and compared it to the reporting unit’s carrying amount. Based on this comparison, InterCept concluded that goodwill is not impaired. InterCept will continue to test for impairment on an annual basis or on an interim basis if circumstances change that would more likely than not reduce the fair value of InterCept’s reporting units below the carrying amounts.

Other intangible assets as of September 30, 2002 and December 31, 2001 were as follows (in thousands):

	September 30, 2002			December 31, 2001

	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Product technology	12,533	(2,089)	10,444	5,657	(1,156)	4,501
Customer contracts	76,216	(6,989)	69,227	45,216	(3,286)	41,930
Trade names and trademarks	4,901	(23)	4,878	501	(23)	478
Marketing agreement	825	(100)	725	825	(69)	756
Patented technology	18,741	(875)	17,866	—	—	—
Non-compete agreements	2,800	(255)	2,545	—	—	—
Domain Names	88	(4)	84	—	—	—

Total other intangibles	116,104	(10,335)	105,769	52,199	(4,534)	47,665

Amortization expense of intangible assets was $2.5 million and $2.1 million for the quarters ended September 30, 2002 and 2001. As of September 30, 2002, estimated future annual amortization expense of other intangible assets is $10 million each year for years 2003 through 2007.

         6.       Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at September 30, 2002 and December 31, 2001 consisted of the following (in thousands):

	September 30, 2002	December 31, 2001

$50.0 million line of credit with Wachovia Bank, National Association (formerly First Union National Bank), as amended, interest payable at the LIBOR rate plus applicable margin as defined (the effective rate was approximately 3.8% as of September 30, 2002); payable in full on June 1, 2004, guaranteed by substantially all assets of the Company.	39,511	$459

Note with The Peoples Bank of Winder, interest payable monthly at prime minus .375 (4.375% as of September 30, 2002); payable in full on December 30, 2002, guaranteed by certain certificates of deposit pledged by InterCept.	211	0

Note with the BankersBank, interest payable monthly at prime minus .375 (4.375% as of September 30, 2002); payable in full on December 30, 2002, secured by certain certificates of deposit pledged by InterCept.	18,221	0

Note with Wachovia Bank, National Association, interest payable monthly at LIBOR rate plus applicable margins (the effective rate was 3.8% as of September 30, 2002); payable in full on November 30, 2002.	10,000

Equipment under capital lease with payments ranging from $720 to $34,794 with maturity dates ranging from September 2002 to May 2004.	732	0

Other	6	6

	68,681	465
Less current maturities	(28,911)

	$39,770	$465

InterCept used the proceeds from the notes to fund the purchase price of iBill and to fund immediate working capital needs of EPX.

On July 1, 2002, we entered into a $10.0 million loan agreement with Wachovia Bank. We paid Wachovia a $200,000 commitment fee on July 1, 2002. The loan accrues interest at the one-month LIBOR rate plus applicable margins and it was originally scheduled to mature on September 28, 2002. We have now repaid $5.0 million of the note. We have entered into an agreement with Wachovia to extend the remaining $5.0 million to November 30, 2002. We used the majority of the proceeds from this loan to purchase the item and remittance processing assets of ACS.

         7.       Advances to SLM

On December 3, 2001, InterCept entered into a loan agreement with SLMSoft.com, Inc. (“SLM”) under which Intercept loaned SLM $7.0 million in exchange for cash and settlement of other indemnification amounts owed to Intercept. The SLM loan agreement was amended on September 30, 2002. Under the amended loan agreement, borrowings bear interest at prime plus 2%. Interest is payable on January 2, 2003 for all interest accrued through that date, and the remaining interest is due at the loan maturity date. The SLM loan matures on June 30, 2003 and is secured by up to 569,961 shares of Intercept common stock of which 250,777 have been earned by SLM and 319,184 may be earned. The loan requires mandatory prepayments from the proceeds of sales of InterCept common stock by SLM until the loan is repaid in full. At September 30, 2002, the balance on the loan was $7,362,000 including accrued interest of $362,000.

         8.       WorldCom

WorldCom, which is currently subject to federal bankruptcy proceedings, provides various services to Intercept, including frame relay circuits, network and internet backbone, and billing and collection for iBill’s WEB 900 billing service. WEB 900 allows a consumer to make a purchase by dialing a 900 telephone number. The charge for the purchase appears on the consumer’s telephone bill. iBill sends amounts for the purchase to its internet merchant, as it would for any other internet purchase. WorldCom collects for the charges when the consumer pays its telephone bill, and then remits the amounts collected to ICN Ltd., iBill’s WEB 900 service provider, which then forwards the monies to iBill. During the third quarter of 2002, WorldCom failed to remit to ICN certain amounts collected from consumers before WorldCom’s bankruptcy filing, and accordingly ICN was unable to remit those amounts to iBill. As of September 30, 2002, ICN owed iBill approximately $2.1 million for WEB900 services, net of fees owed to ICN of $0.3 million. Of this $2.1 million iBill had remitted to its customers approximately $0.7 million and had recognized gross profit of approximately $0.3 million related to its WEB900 service offering. In addition, iBill deposited $1.4 million with ICN as a reserve against charge-backs. ICN deposited these amounts with WorldCom for reserves. WorldCom has notified ICN that it will not refund reserve amounts held on behalf of ICN, and ICN has notified iBill that it will not return iBill’s $1.4 million cash reserve from iBill. InterCept has reserved a total of $2.4 million against the $1.4 million deposit, the $0.7 million that iBill has paid to its merchants, and the $0.3 million of gross profits.

Intercept also provides statement and printing services for WorldCom. As of September 30, 2002, IntercCept has reserved $70,000 for WorldCom’s failure to pay for these services and is seeking to collect it.

         9.       Recent Accounting Pronouncements

Intercept has adopted, retroactive to the first quarter of 2002, Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” which requires that customer reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Comparative financial statements for prior periods have been reclassified to provide consistent presentation. Intercept has presented customer reimbursement revenue and expenses of $4.4 million and $2.7 million for the three months ended September 30, 2002 and 2001, respectively, and $9.6 million and $7.0 million for the nine months ended September 30, 2002 and 2001, respectively, in accordance with EITF Issue No. 01-14. Customer reimbursements represent direct costs paid to third parties primarily for travel and postage. The adoption of Issue No. 01-14 did not affect Intercept’s financial position, operating income or net income.

InterCept adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective April 1, 2002. This Standard provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The adoption of this Standard did not affect on InterCept’s financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. InterCept will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.

         10.       Contingencies

Other than as described below, we are not a party to, and none of our material properties is subject to, any material litigation other than routine litigation incidental to our business.

(1) As previously disclosed in this item of our quarterly reports on Form 10-Q for the first and second quarters of 2002, we brought an action on March 15, 2002 against Midwest Payment Systems, Inc. (“MPS”) in the U.S. District Court in the Eastern District of Tennessee seeking a declaration as to the rights and legal relations of InterCept, MPS and the customer banks under the contracts that we and the banks have with MPS and asserting a claim for tortious interference with contractual relations. On April 3, 2002, InterCept and MPS agreed to a consent order pursuant to which MPS agreed to continue to provide services on a month to month basis so that InterCept can continue to service its customers who use MPS for ATM/EFT services. Both InterCept and MPS agreed not to solicit the ATM/EFT business of the customer banks until final resolution of the lawsuit, and both companies agreed to limited communications with the customers regarding the lawsuit. MPS has answered our complaint and has brought its own claims against us, including tortious interference with contract, breach of contract and breach of fiduciary duty. Discovery in the suit has not yet begun.

(2) As previously discussed in this item of our quarterly report on Form 10-Q for the second quarter of 2002, our wholly owned subsidiary, Internet Billing Company LLC (“iBill”), purchased the assets of Internet Billing Co., Ltd. (“Old iBill”), including its credit card payment processing system, on April 8, 2002. Previously, on September 7, 2001, Net MoneyIn, Inc. had filed a lawsuit against Old iBill, Mellon Financial Corp., Bankcard Center Inc., VeriSign Payment Services, Inc., Paymentech LLC, Online Credit Corp., Auriq Systems, Inc., E-Commerce Exchange, LLC, Cardservice International, Inc., ITransact.com, FMT Corp., MSI Merchant Services, Inc., GoEmerchant.com, InfoSpace, Inc., American Express Financial Advisors, Inc., Bank One Corp., Citibank, N.A., BA Merchant Services, Inc., Dibel Research, Inc., First American Card Service, Wells Fargo & Co., WebTranz, ValidPay.com, Inc., OrderButton.Net, Inc., Payment Online Inc., Electronic Payment Processing, Inc., Avenue Commerce Technologies, Inc., Harbor-Net Merchant Account Services, SecurePay.com Inc., Globill.com, LLC, Advanced Merchant Accounts Services, CardReady International Inc., and eProcessingNetwork in the U.S. District Court, District of Arizona. Net MoneyIn subsequently amended its complaint to add International Business Machines Corporation as a defendant. The complaint alleges that Net MoneyIn is the owner of U.S. Patent 5,822,737, entitled “Financial Transaction System,” which issued on October 13, 1998, and U.S. Patent 5,963,917, entitled “‘Financial System of Computers,” which issued on October 5, 1999. Net MoneyIn alleges that iBill’s credit card processing system, which iBill acquired as part of the assets it purchased from Old iBill, infringes one or more claims in each of these patents. The complaint seeks an injunction against infringement of the patents and an unspecified amount of damages. Discovery in the suit has not yet begun.

On September 12, 2002, the court granted Net MoneyIn’s motion to amend its complaint to add iBill, our wholly owned subsidiary, as a defendant due to iBill’s purchase of Old iBill’s assets. Acting under the court’s order, Net MoneyIn has now done so. In addition to the two existing patents referenced in the original complaint as noted above, the amended complaint alleges infringement of U.S. Patent 6,381,584, entitled “Computers in a Financial System,” which issued on April 30, 2002.

We cannot presently predict the amount of damages we would suffer if Net MoneyIn were to prevail in the lawsuit. Old iBill has agreed to indemnify us against any claims, damages, liabilities, costs and expenses we suffer, directly or indirectly, by reason of, resulting from, incident to or arising in connection with claims or assertions of infringement of these patents and/or other U.S. or foreign patents based on them by Net MoneyIn. Old iBill and iBill are presently defending the lawsuit in accordance with the indemnification arrangement. We have placed a portion of the purchase price for the iBill assets into escrow to secure this indemnification obligation.

(3) On September 30, 2002, Perfect10, Inc. filed a lawsuit in the United States Court in the Central District of California against iBill; Ccbill, LLC; Paycom Billing Services, Inc; IMA Enterprises, Inc.; Cybertech Communications NV; Network Authentication Systems Corporation; Cavecreek Wholesale Internet Exchange; Netpass Systems, Inc; Internet Key, Inc; and other defendants alleging various intellectual property infringement, false advertising, unfair competition and related civil RICO claims. The complaint seeks an unspecified amount of damages. Discovery in the suit has not yet begun. We cannot presently predict the amount of damages we would suffer if Perfect10 were to prevail in the lawsuit.

         11.       Subsequent Event

On October 2, 2002 (after the end of the quarter), we issued 375,000 shares to Sovereign Bank in connection with Sovereign’s signing a letter of intent with us to provide Sovereign with item processing and check imaging services.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We derive revenues primarily from the following sources:

Financial institution services, which include:

•	Core data processing and check imaging systems, support, maintenance and related services and software sales

•	EFT processing services

•	Data communications management

•	Equipment and product sales, services and other:

•	sales of banking-related equipment and complementary products

•	equipment maintenance and technical support services

•	related products and services

Merchant services, which include:

•	Payment processing and services

•	Merchant portfolio management services

Financial Institution Services

                  In our service bureau operations, we generate core data processing revenues from service and processing fees based primarily on the number of accounts we service of our financial institution customers and the number of transactions we process. We recognize these revenues as we perform the services. We also generate revenues from the licensing of our core data processing systems. We recognize revenues for licensing these systems in accordance with Statement of Position 97-2 on “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants. We recognize these one-time software license fees when we have signed a non-cancelable license agreement, shipped the product and satisfied significant obligations to the customer.

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

                  We derive EFT revenues principally from processing ATM and debit card transactions. We receive a base fee for providing our ATM processing services and an additional fee for each additional ATM serviced. Once the number of transactions by a financial institution exceeds established levels, typically between 1,500 and 2,500 transactions per month, we charge additional fees for these transactions. For debit card transactions, we currently receive a portion of the interchange fees generated by our financial institution customers, and we charge a monthly fee if our customers do not meet a specified minimum dollar amount of transactions for a particular month. During the second quarter of 2002, we began implementation of a new debit card pricing structure, under which we receive a fee for each transaction processed. Under the new pricing, we do not receive a portion of the interchange fee for processing debit card transactions. We believe that this new pricing structure will not materially change our revenues from debit card processing and that it will materially reduce our exposure to any changes in interchange fees that may be implemented by Visa and MasterCard. Most charges under our EFT service agreements are due and paid monthly.

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

Merchant Services

                  We recognize revenue generated from merchant processing as services are performed. One of our service offerings allows merchants to accept and process real-time payments for goods and services purchased over the internet. Merchants can accept multiple forms of payment including credit cards, on-line checks and telephone billing (through the WEB 900 services as described in Note 8 to the financial statements included in Item 1 above.) In that event, revenue recognized is equal to the service fees that we charge to the merchant. This fee is generally based on a percentage of the total transaction amount. Our other service offering enables merchants to establish their own merchant accounts with acquiring banks with which we have an agreement or relationship. The merchants then utilize our end-to-end processing solution to process their payments, which eliminates the need for the merchant to establish multiple relationships with banks, front-end system providers, gateways, and back-end processors. Our solution allows the merchant to accept multiple forms of payments from multiple distribution channels, including point of sale, internet and telephone. With this offering, revenue recognized is equal to service fees paid by the merchant net of specified costs that we do not control - primarily interchange and other fees charged by credit card associations.

Additional Overview Information

                  For the three and nine months ended September 30, 2002, approximately 92% and 91%, respectively, of our total revenues were recurring revenues. Recurring revenues result from regular monthly, quarterly or annual payments by our customers for ongoing services they use in connection with their businesses and by transaction processing of debit, ATM, credit and ACH transactions that occur under long-term agreements. These revenues do not include conversion or de-conversion fees, initial software license fees, installation fees, hardware sales or similar activities.

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

Disclosure Regarding Forward-Looking Statements

                  We make forward-looking statements in this report. These statements are subject to risks and uncertainties, and we can provide no assurances that they will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “believe,” “expect,” “anticipate,” “predict,” “project,” “potential,” “seek,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “pro forma,” “estimate,” “goal,” “strive” and similar expressions, we are making forward-looking statements. We believe that the expectations reflected in our forward-looking statements are reasonable, but we cannot be sure that we will actually achieve these expectations. Projections or estimates of our future performance are necessarily subject to a high degree of uncertainty and may vary materially from actual results. In evaluating forward-looking statements, please carefully consider the various factors discussed below.

Risks Related to Our Operations

Our rapid growth could strain our managerial, operational and financial resources, and our failure to manage our growth could cause our business to suffer.

                  Our internal growth and acquisitions since our initial public offering in June 1998 have placed great demands on our business, particularly our managerial, operational and financial personnel and systems. For example, we have grown from approximately 170 employees on March 31, 1998 to approximately 2,000 employees on September 30, 2002. Additional internal growth and acquisitions may further strain our resources. We can provide no assurances that our systems, procedures, controls and existing facilities will be adequate to support the expansion of our operations, while maintaining adequate levels of customer service and satisfaction. Our future operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. Our failure to respond to and manage changing business conditions as we expand could diminish the quality of our products and services, result in the loss of customers and weaken our operating results.

The failure to sustain our current growth rates or to achieve expected growth rates could adversely affect the price of our common stock.

                  We have experienced significant growth since our inception. Our revenues have increased from $33.3 million in 1998 to $130.8 million in 2001, to $161.6 million for the nine months ended September 30, 2002. This revenue growth is attributed to both internal growth of our business, as well as revenue growth achieved through acquisitions we have completed. Either our internal growth rate or our total growth rate, or both, may decline significantly in the future due to factors within or beyond our control. Our failure to sustain current growth rates, or achieve growth rates expected by stock market analysts, could have a material adverse impact on the trading price of our common stock.

Our acquisitions could result in integration difficulties, unexpected expenses, diversion of management’s attention and other negative consequences.

                  As part of our growth strategy, we have made numerous acquisitions since our initial public offering in June 1998, and we recently acquired iBill, EPX and the item processing assets of ACS . We plan to continue to acquire complementary businesses, products and services as a key element of our growth strategy. We must integrate the technology, products and services, operations, systems and personnel of acquired businesses with our own and attempt to grow the acquired businesses as part of our company. The integration of other businesses, particularly large acquired businesses like iBill and EPX, is a complex process and places significant demands on our management, financial, technical and other resources. The successful integration of businesses we have acquired in the past and may acquire in the future is critical to our future success. If we are unsuccessful in integrating these businesses, our financial and operating performance could suffer. The risks and challenges associated with the acquisition and integration of acquired businesses include:

•	we may be unable to centralize and consolidate our financial, operational and administrative functions with those of the businesses we acquire;

•	our management’s attention may be diverted from other business concerns;

•	we may be unable to retain and motivate key employees of an acquired company;

•	we may enter markets, such as merchant services, in which we have little or no prior direct experience;

•	litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses;

•	the costs necessary to complete integration may exceed our expectations or outweigh some of the intended benefits of the transactions we complete;

•	we may be unable to maintain the customers or goodwill of an acquired business; and

•	the costs necessary to improve or replace the operating systems, products and services of acquired businesses may exceed our expectations.

We may be unable to successfully integrate our acquisitions with our operations on schedule or at all. We can provide no assurances that we will not incur large accounting charges or other expenses in connection with acquisitions or that acquisitions will result in cost savings or sufficient revenues or earnings to justify our investment in, or our expenses related to, these acquisitions.

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

The decline in our stock price may impair our ability to acquire other businesses.

                  We have financed the acquisitions we have completed since our initial public offering with a combination of our common stock, cash from common stock offerings, cash from our operations and borrowings made under our line of credit with Wachovia Bank. Because our stock price has declined substantially in 2002, the shareholders of businesses that we seek to acquire may be unwilling to accept our common stock in exchange for their businesses. As a result, we would be required to use larger portions of our line of credit or cash from operations to make acquisitions, which would decrease our working capital and increase our interest expense. This could have a material negative impact on our financial performance and results of operations.

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

                  John W. Collins, our chief executive officer, has substantial experience with our operations and our industry and has contributed significantly to our growth. Although we maintain key man life insurance on Mr. Collins and we have an employment agreement with him, our customer and marketing relationships would likely be impaired and our business would likely suffer if we lost the services of Mr. Collins for any reason.

If our processing centers or communications network suffers a systems failure or interruption, we may face customer service issues and be liable for damage suffered by our customers.

                  Our operations depend upon our ability to protect our processing centers, network infrastructure and equipment. Damage to our systems or equipment or those of third parties that we use may be caused by natural disasters, human error, power and telecommunications failures, intentional acts of vandalism and similar events. Although we do have data and item processing centers in several locations that serve as back-ups for each other, we maintain only a single data communications switching facility and do not maintain a back-up location for our frame relay network hardware. Interruption in our processing or communications services could delay transfers of our customers’ data, or damage or destroy the data. Sudden increases in ATM usage or debit card activity could result in slow response times in our network. Any of these occurrences could result in lawsuits or loss of customers and may also harm our reputation.

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

                  WorldCom provides various services to us, including frame relay circuits, network and internet backbone and collection for WEB 900 billing. If WorldCom’s services are interrupted for any reason, including its bankruptcy, we could experience a disruption in the services that we provide to our customers. Any interruption of services by WorldCom could force us to seek other vendors to provide these services, which could increase our costs, result in delays or disruptions in our own services or make it difficult or impossible to provide the services if we cannot engage another vendor. During the third quarter of 2002, iBill’s WEB 900 service provider, ICN Ltd., withheld certain amounts from iBill because WorldCom did not send the monies to ICN. As of September 30, 2002, InterCept has reserved $2.4 million, which represents deposits held for WEB 900 billing, amounts that iBill has paid to its merchants but not received from ICN, and related gross profits. We are seeking to recover the amounts owed, but we can offer no assurances that these efforts will be successful.

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

                  We do not believe that any of InterCept’s products infringe the proprietary rights of third parties. We cannot be sure, however, that third parties will not make infringement claims, and we have agreed to indemnify many of our customers against those claims. We anticipate that the number of infringement claims will increase as the number of products and services increases and the functionality of products in different industry segments overlaps. Any of those claims, whether with or without merit, could be time-consuming, result in costly litigation and may not be resolved on terms favorable to us. In particular, we face claims for patent infringement as described in this report in Part II, Other Information, Item 1, Legal Proceedings. If all or any portion of our services were found to infringe these patents, we could be required to restructure our payment system, stop offering our payment product altogether or pay substantial damages.

Fluctuations in our operating results may negatively affect the trading price of our common stock.

                  Our operating results have varied in the past and may fluctuate significantly in the future as a result of many factors. These factors include:

•	the possible negative impact of implementing our growth and acquisition strategies, including accounting charges and other expenses associated with our acquisitions;

•	the loss of customers or strategic relationships;

•	competition and pricing pressures;

•	a reduction in recurring revenues as a percentage of total revenues;

•	increased operating expenses due to launches of new products and services, and sales and marketing efforts;

•	changes in interchange and transaction fees of MasterCard and Visa; and

•	fines from non-compliance with MasterCard and Visa regulations.

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

                  As a provider of services to financial institutions, we are required to comply with privacy regulations. We are bound by the same limitations on disclosure of the information received from our customers as apply to the financial institutions themselves. If we fail to comply with these regulations, we could damage our customer relationships, harm our reputation and inhibit our ability to obtain new customers.

Our limited combined operating history makes it difficult to evaluate our business.

                  Since our incorporation in May 1996, we have completed numerous acquisitions, including several acquisitions in 2002. The financial information included in this report is based in part on the separate pre-acquisition financial results of the companies we have acquired. As a result, we have a limited combined operating history. Our historical results of operations and our other financial information may not be an accurate indication of our future results of operations or prospects.

Risks Related to Our Merchant Services Operations

Our business depends upon our continued Visa and MasterCard certification and financial institution sponsorship, and loss or suspension of this certification and sponsorship could adversely affect our business.

                  Because we are not a bank, we cannot belong to or directly access the Visa and MasterCard credit card associations or the ACH payment network. To provide our transaction processing services, we must be designated a certified processor by, and be a member service provider of, MasterCard and be designated as an internet payment services provider of Visa. These designations depend on our being sponsored by member clearing banks of both organizations and our continuing adherence to the standards of the Visa and MasterCard associations. The member financial institutions of Visa and MasterCard, some of which are our competitors, set the standards with which we must comply. If we fail to comply with these standards, our designation as a certified processor, a member service provider or an internet payment services provider could be suspended or terminated. The termination of our member service provider status or our status as a certified processor, or any changes in the Visa and MasterCard rules that prevent our registration, or otherwise limit our ability to provide transaction processing and marketing services for the Visa or MasterCard organizations:

•	may increase our costs of compliance with those rules;

•	could result in the loss of business from Visa or MasterCard customers; and

•	could lead to a severe reduction in our transactions and an increase in our charge-back percentages.

If member banks were to decline to sponsor us, we would be unable to process transactions for our customers, which could cause our revenues to decline significantly.

We may have difficulty in complying with a new Visa rule, and the implementation of that rule could materially affect our revenues from Visa transactions.

                  Visa has implemented a new rule effective November 15, 2002. This rule identifies iBill as an internet payment service provider, and requires iBill to register all of its clients as “sponsored merchants.” A registration fee will be assessed to iBill for each sponsored merchant, and iBill will in turn collect a registration fee from the sponsored merchant. If merchants are unwilling to pay this registration fee and decline to accept Visa credit cards, our revenues may decline significantly and we may lose customers. In addition, the geographic location of each sponsored merchant will be disclosed to the internet consumer. Additionally, we will not be able to acquire transactions on behalf of foreign sponsored merchants, unless it is from an acquirer within the sponsored merchant’s region. We are in the process of establishing relationships with foreign banks to serve as iBill’s acquiring banks. If we fail to comply with the new Visa rule, Visa may fine our acquiring bank, which will in turn seek indemnification from us.

If our charge-back rate is excessive, credit card associations can fine us or terminate our ability to accept credit cards for payment.

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

                  In the third quarter of 2001 and the first quarter of 2002, Visa determined that iBill violated its operating rules by having excessive charge-backs, which resulted in fines. Also, MasterCard is currently reviewing our charge-back ratios. If MasterCard or Visa determine that our charge-back percentages exceed their limits, it could result in additional fines or the termination of our ability to accept credit cards for payment, either of which would materially adversely affect our financial condition and results of operations.

Changes in card association fees, products or practices could increase our costs or otherwise limit our operations.

                  In March 2002, MasterCard implemented a new rule that requires all banks who submit transactions on behalf of a merchant to have a valid merchant agreement with that merchant. This rule applies whether the card is presented directly to the merchant or to a third-party payment facilitator, such as iBill. MasterCard has notified Wachovia Bank, iBill’s acquiring bank for MasterCard transactions, that it has acquired transactions from merchants without the required merchant agreements. As a result of this noncompliance, MasterCard has stated that it will impose assessments on Wachovia Bank in the amount of $2,500 per day, retroactive to the day that the first noncompliant transaction was acquired by Wachovia Bank through iBill. The total amount of this fine to date is approximately $75,000. iBill anticipates that Wachovia Bank will seek indemnification for this amount. MasterCard has also requested that Wachovia Bank and iBill submit a plan for compliance with this rule and provide a listing of all merchants selling goods and services through iBill and the URLs associated with those merchants. Although iBill intends to submit the required plan to MasterCard, the failure to submit the plan or the submission of plan that does meet MasterCard’s requirements will result in additional fines and could result in the inability of iBill to process MasterCard transactions.

                  From time to time, Visa, MasterCard, Discover, American Express and Diners Club increase the organization and/or processing fees (known as interchange fees) that they charge for each transaction using their card. For example, in April 1999, Visa and MasterCard increased their fees by up to 10%. Competitive pressures might force us to absorb a portion of those increases in the future, which would increase our operating costs and reduce our margins. Furthermore, the rules and regulations of the various card associations and networks prescribe certain capital requirements for settlement banks. Any increase in that capital requirement may impact a bank’s ability to serve as our settlement bank.

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

                  We could be sued for patent infringement. In particular, as described in Part II, Other Information, Item 1, Legal Proceedings below, iBill is presently defending two patent infringement lawsuits. If all or any portion of our service were found to infringe a patent and we were unable to obtain a license, or if a preliminary injunction were issued, we could be required to restructure our payment system, stop offering our payment product altogether, or pay substantial damages, which could have a material adverse effect on our business, prospects, results of operations and financial condition. Even if we prevail in a lawsuit, litigation can be expensive and can consume substantial amounts of management time and attention.

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

                  Our future profitability will depend, in part, on our ability to implement our strategy to increase adoption of our online payment methods. We can provide no assurances that the relatively new market for online payment mechanisms will remain viable. We expect to invest substantial amounts to:

•	drive merchant awareness of electronic payments;

•	encourage merchants to sign up for and use our electronic payment products;

•	enhance our infrastructure to handle seamless processing of transactions;

•	continue to develop our technology;

•	diversify our customer base; and

•	establish international relationships.

We may fail to increase the adoption of our electronic payment methods as we intend, which would adversely impact revenues and cause our business to suffer.

We face strong competition in the merchant processing and online processing businesses.

                  In our online processing business we will compete with other online processing companies. In our merchant processing business, we compete with large merchant processors like Chase Merchant Systems, National Processing, Paymentech, U.S. Bancorp, First Data, Concord EFS and others. In each of these areas, many of our competitors have longer operating histories, greater name recognition and substantially greater resources than we do. We can provide no assurances that we will be able to compete successfully with these and other existing or new competitors.

Risks Related to Our Ownership in Netzee

Because we own a minority interest in Netzee and Netzee is expected to continue to have significant losses, our future financial performance may be adversely affected.

                  In September 1999, we completed a series of transactions that removed from our operations some internet and telephone banking products and services that we purchased during 1999. Netzee, of which we own approximately 28% of its outstanding common stock, now conducts these operations. Although we no longer include Netzee’s operations in our financial results on a consolidated basis, we record a relative percentage of the operating income and losses of Netzee in a single line item on our statement of operations, “equity in loss of affiliate.” Netzee has a history of losses and may never become profitable. The impact of Netzee’s results of operations on our financial condition, including our shareholders’ equity, is uncertain, and we cannot be sure that we will benefit from our ownership in Netzee.

If Netzee does not become profitable, it may not be able to repay the loans we have made and may make to it in the future.

                  We provide to Netzee, jointly with John H. Harland Company, an $18.0 million revolving line of credit secured by substantially all of Netzee’s assets. Of the total $18.0 million available to Netzee, we provide approximately $14.0 million and Harland provides approximately $4.0 million on a pro rata basis with us, provided that we are obligated to advance the last $1.0 million without Harland’s participation. As of September 30, 2002, the total carrying amount of InterCept’s loans to Netzee was approximately $9.0 million. We may advance additional amounts to Netzee under our existing line of credit to fund its working capital needs or operations. Netzee has a history of losses and may never become profitable. As a result, Netzee may be unable to repay the loans we made to it.

Our relationship with Netzee presents potential conflicts of interest.

                  Because Netzee and InterCept are both engaged in the sale of technology products and services to financial institutions, potential conflicts of interest exist between our companies. We compete with each other when offering some products and services to potential customers. Our bylaws contain provisions addressing potential conflicts of interest between us and Netzee and the allocation of transactions that, absent the allocation, could constitute corporate opportunities of both companies. Under these provisions, Netzee may take advantage of a corporate opportunity rather than presenting that opportunity to us, absent a clear indication that the opportunity was directed to us rather than to Netzee.

                  Our existing and future agreements and relationships with Netzee have not resulted and may not necessarily result from arm’s length negotiations. Donny R. Jackson, one of our directors, serves as a director and is a significant shareholder of Netzee. Mr. Jackson was our President until October 2000 and is currently the Chief Executive Officer of Netzee. John W. Collins, our Chairman and Chief Executive Officer, was the Chairman of the Board of Directors of Netzee until September 10, 2002, and he continues to be a significant shareholder in Netzee. When the interests of Netzee diverge from our interests, Netzee’s officers and directors may exercise their influence in Netzee’s best interests. Therefore, our agreements and relationships with Netzee may be less favorable to us than those that we could obtain from unaffiliated third parties. Moreover, many of the transactions between Netzee and us do not lend themselves to precise allocations of costs and benefits. Thus, the value of these transactions will be left to the discretion of the parties, who are subject to potentially conflicting interests.

                  Other than the provisions of our bylaws relating to corporate opportunities, the only mechanism in place to resolve these conflicts of interest is our policy that transactions with affiliated parties be approved by a majority of our disinterested directors. Furthermore, Georgia law may prohibit our shareholders from successfully challenging certain transactions if the decision receives the affirmative vote of a majority, but not fewer than two, of our disinterested directors who received full disclosure of the existence and nature of the conflict.

The inability of Netzee to continue as a going concern, or its receipt of an audit report from its independent auditors that is qualified to that effect, could materially affect the price of our common stock.

                  Because of our significant ownership interest in Netzee, concerns about its financial viability may affect our stock price. Nasdaq has delisted Netzee’s stock from the Nasdaq National Market, and Netzee’s stock now trades on the OTC Bulletin Board. As of September 30, 2002, the carrying value of our investment in Netzee has been written down to zero. For the three months ended September 30, 2002 we recorded losses from our ownership of Netzee of $1.4 million and reduced the carrying value of the line of credit on our balance sheet by $1.4 million to $9.0 million. If Netzee becomes unable to continue as a going concern, we will have to write down the remaining carrying value of our outstanding advances to Netzee. In that event, our stock price may be adversely affected.

We could face liabilities due to our large stock ownership of Netzee and common director.

                  Because we own approximately 28% of Netzee’s outstanding common stock and one of Netzee’s directors is also a director of InterCept, we could be subject to various liabilities related to Netzee’s business and operations. For example, if Netzee were sued in a lawsuit, we could be named a co-defendant as a result of our ownership interest in and director relationship with Netzee. Although we do not believe that would be proper cause for us to be liable, any lawsuit in which we are a named defendant could result in large litigation expenses and distract us from running our business while we defend our position.

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

                  We can provide no assurances that we will be able to compete successfully with existing or new competitors. If we fail to adapt to emerging market demands or to compete successfully with existing and new competitors, our business, financial condition and results of operations would be materially adversely affected.

If current legal actions against Visa and MasterCard result in a reduction of the interchange fees those companies may charge, our revenues may decrease.

                  We generate a significant amount of revenue from interchange fees, which are the interbank fees paid by merchants when they accept credit and debit cards. Visa and MasterCard set the interchange fees. Visa and MasterCard have been sued by the Department of Justice, or DOJ, for alleged violation of the Federal antitrust laws arising out of their respective functionally identical policies of (a) allowing members in the respective organization to issue cards participating in the other organization’s system, and (b) prohibiting their members from issuing cards in competing systems other than Visa, MasterCard or Citigroup, the largest owner/member of Visa and MasterCard. The potential impact of this litigation on us depends upon whether or not the DOJ is successful, and if it is successful, the relief ordered by the court.

                  Visa and MasterCard also have been sued in a class action case brought by merchants who allege that Visa’s and MasterCard’s tying rules - which require merchants who accept Visa and MasterCard credit cards to accept all cards associated with their logos, including debit cards - violate antitrust laws. The merchants contend that the Visa and MasterCard interchange fees for debit cards are too high and that they should be able to choose whether to accept those debit cards. If this class action lawsuit is successful and the interchange fees that Visa and MasterCard charge merchants are reduced, the revenues that we derive from interchange fees could be materially reduced.

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

Other Risks of Owning Our Stock

A few people control a large portion of our stock and may vote their shares in ways contrary to our shareholders’ interests.

                  Our executive officers and directors beneficially own approximately 24.3% of our outstanding common stock as of September 30, 2002. As a result, our executive officers and directors can exercise control over our company and have the power to influence the election of a majority of the directors, the appointment of management and the approval of actions requiring a majority vote of our shareholders. Their interests may conflict with your shareholders’ interest, and our executive officers and directors could use their power to delay or prevent a change in control, even if a majority of the shareholders desired a change.

Future sales of shares of our common stock may negatively affect our stock price.

                  To carry out our growth strategies, we may acquire other businesses and products using a combination of our stock and cash, and we may also sell additional shares of our stock to raise money for expanding our operations. Sales of substantial amounts of common stock in the public market or the prospect of such sales could adversely affect the market for our common stock. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of September 30, 2002, we had 19,566,723 shares of common stock outstanding and options outstanding to acquire an additional 3,632,605 shares of common stock. If SLM earns any portion or all of the 319,184 shares of our common stock potentially issuable to it under our purchase agreement with SLM, our existing shareholders’ ownership interest in the company would be diluted. Additionally, we have reserved 500,000 shares of common stock for issuance pursuant to our employee stock purchase plan and approximately 1.4 million shares for options that may be granted in the future under our stock option plans, and issuances pursuant to these plans will also dilute our existing shareholders’ ownership interest in the company.

Georgia law, our articles of incorporation and bylaws and some of our employment agreements contain provisions that could discourage a third party from attempting to acquire our existing shareholders’ outstanding shares at a premium to the market price.

                  Some provisions of our articles of incorporation, our bylaws and Georgia law make it more difficult for a third party to acquire control of our company, even if a change in control would be beneficial to our shareholders. Some of our executive officers have entered into employment agreements with us that contain change in control provisions. These provisions may discourage or prevent a tender offer, proxy contest or other attempted takeover. In addition, we have in the past and may in the future create and issue new classes of preferred stock that have greater rights than our common stock. These superior rights may include greater voting rights, entitlement to dividends and preferential treatment in the event of a change in control, liquidation, consolidation or other circumstances. Any shares of preferred stock that we issue may discourage a third party from attempting to acquire our outstanding shares of common stock at a premium price.

We cannot predict every event and circumstance that may impact our business and, therefore, the risks and uncertainties discussed above may not be the only ones we face. The risks and uncertainties discussed above are in addition to those that apply to most businesses generally. In addition, as we continue to grow our business, we may encounter other risks of which we are not aware at this time. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

Results of Operations

                  The following table sets forth the percentage of revenues represented by certain line items in our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	51.0	46.8	48.9	45.7
Selling, general, and administrative expenses	32.0	29.2	31.9	30.8
Depreciation and amortization	7.0	7.9	6.8	8.4

Total operating expenses	90.0	83.9	87.6	84.9

Operating income	10.0	16.1	12.4	15.1
Other income, net	0.0	1.6	1.1	1.7

Income before provision for income taxes, equity in loss of affiliates and minority interest	10.0	17.7	13.5	16.8
Provision for income taxes	3.7	0.5	5.0	1.0
Equity in loss of affiliates	(2.1)	(16.6)	(1.8)	(14.9)
Minority interest	0.0	(0.1)	0.0	0.0

Net income (loss)	4.2%	0.5%	6.7%	0.9%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

                  Revenues. Revenues increased 76.7% to $66.3 million for the three months ended September 30, 2002 from $37.5 million for the three months ended September 30, 2001. The $28.8 million increase was comprised of (a) merchant processing service fee income of $19.7 million primarily related to the 2002 acquisitions of iBill and EPX, (b) a $7.4 million increase in financial institution service income and (c) a $1.7 million increase in customer reimbursements. The $7.4 million increase in financial institution service income is comprised of an $8.1 million increase in service fee income and a $326,000 increase in data communications management income, offset by a $1.0 million decrease in hardware sales. The increases are attributable to both internal growth and acquisitions and not to any significant increases in prices.

                  Costs of Services. Costs of services increased 92.6% to $33.9 million for the three months ended September 30, 2002 from $17.6 million for the three months ended September 30, 2001. The $16.3 million increase was comprised of (a) $10.3 million in costs associated with merchant processing services resulting from the 2002 acquisitions of iBill and EPX as well as the $2.4 million reserve related to WorldCom as discussed in Note 8 above, (b) $4.3 million in costs related to financial institution service income and (c) a $1.7 million increase in customer reimbursements. The $4.3 million increase in financial institution service costs is comprised of a $5.2 million increase in service fee costs offset by a $700,000 decrease in hardware sales costs and a $156,000 decrease in data communications management costs. The increases are attributable to both internal growth and acquisitions. Gross margins decreased to 48.9% for the three months ended September 30, 2002 from 53.2% for the three months ended September 30, 2001. This decrease is partially due to the requirement of EITF 01-14 to include customer reimbursements, which have no gross margin, as revenue. Excluding the customer reimbursements, gross margins would have decreased to 52.4% for the three months ended September 30, 2002 from 57.3% for the three September 30, 2001. The decrease is also a result of lower margins associated with InterCept Output Solutions - the assets we acquired from Holmes and Shaw, Inc. in October 2001.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 93.9% to $21.2 million for the three months ended September 30, 2002 from $10.9 million for the three months ended September 30, 2001. The $10.3 million increase was comprised of (a) $2.7 million related to financial institution service expenses and (b) $7.6 million of merchant processing service expenses. The increase in financial institution service expenses is primarily due to personnel added from acquisitions, additional personnel to support our growth and other miscellaneous expenses. Selling, general and administrative expenses as a percentage of revenues increased to 32.0% for the three months ended September 30, 2002 from 29.1% for the three months ended September 30, 2001.

                  Depreciation and Amortization. Depreciation and amortization increased $1.6 million to $4.6 million for the three months ended September 30, 2002 from $3.0 million for the three months ended September 30, 2001. The increase was primarily attributable to $1.7 million due to the acquisitions of iBill and EPX and additional property, plant and equipment depreciation, offset by the reduction of amortization due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

                  Other Income, Net. Other income, net decreased to $10,000 for the three months ended September 30, 2002 from $600,000 for the three months ended September 30, 2001. The decrease resulted from lower interest income in 2002 due to the repayment of debt incurred for our acquisitions, compared with higher interest income in 2001 resulting from the investment of proceeds from our August 2001 public offering. The decrease was offset by lower interest expense due to the repayment of debt with proceeds from the maturity of several certificates of deposit. The interest rate from the remaining certificates of deposit range from 4.93% to 5.0% while the interest rate for the debt is a floating rate based on the prime rate.

                  Provision (benefit) for Income Taxes. The effective tax rate for the three months ended September 30, 2002 was 37.2% as compared to 38.8% for the three months ended September 30, 2001. The 2001 effective tax rate excludes $2.4 million of a tax benefit that we recorded on the equity in losses of Netzee. The decrease in the effective rate is mainly due to state tax planning initiatives implemented in the fourth quarter of 2001. During the three months ended September 30, 2002, we did not record a tax benefit on the equity in losses of Netzee because the tax basis in our investment in Netzee exceeded the book value of that investment. Although this created a deferred tax asset, we recorded an allowance of $510,000 to offset the value of that asset due to the uncertainty of our ability to realize that asset in the future.

                  Equity in Loss of Affiliate. This amount represents the recording of equity losses in Netzee. Equity in loss of affiliate for the three months ended September 30, 2002 was a loss of $1.4 million, compared to a loss of $6.2 million for the three months ended September 30, 2001. The decrease was due to Netzee’s decreased net losses and the allocation of losses of $1.0 million, to Netzee’s preferred shareholders.

                  Minority Interest. Minority interest increased to a charge of $10,000 for the three months ended September 30, 2002 from a charge of $4,000 for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

                  Revenues. Revenues increased 62.8% to $161.6 million for the nine months ended September 30, 2002 from $99.3 million for the nine months ended September 30, 2001. The $62.3 million increase was comprised of (a) a $26.1 million increase in financial institution service income, (b) merchant processing service fee income of $33.6 million from the 2002 acquisitions of iBill and EPX and (c) a $2.6 million increase in customer reimbursements. The $26.1 million increase in financial institution service income was comprised of a $25.4 million increase in service fee income and a $1.0 million increase in data communications management income offset by a $306,000 decrease in hardware sales. The increases are attributable to both internal growth and acquisitions and not to any significant increases in prices.

                  Costs of Services. Costs of services increased 74.4% to $79.1 million for the nine months ended September 30, 2002 from $45.3 million for the nine months ended September 30, 2001. The $33.8 million increase was comprised of (a) $15.0 million related to financial institution service costs, (b) merchant processing service costs of $16.2 million from the 2002 acquisitions of iBill and EPX as well as the $2.4 million reserve related to WorldCom as discussed in Note 8 above and (c) $2.6 increase in customer reimbursements. The $15.0 million increase in financial institution service costs is comprised of a $15.2 million increase in costs of service fee income and a $94,000 increase in hardware costs, offset by a decrease of $241,000 related to data communications management. The increases are attributable to both internal growth and acquisitions. Gross margins decreased to 51.1% for the nine months ended September 30, 2002 from 54.3% for the nine months ended September 30, 2001. This decrease is partially due to the requirement of EITF 01-14 to include customer reimbursements, which have no gross margin, as revenue. Excluding the customer reimbursements, gross margins would have decreased to 54.3% for the nine months ended September 30, 2002 from 58.5% for the nine September 30, 2001. The decrease is also a result of lower margins associated with InterCept Output Solutions - the assets we acquired from Holmes and Shaw, Inc. in October 2001.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 68.8% to $51.5 million for the nine months ended September 30, 2002 from $30.5 million for the nine months ended September 30, 2001. The $21.0 million increase was comprised of (a) $7.9 million related to financial institution services expenses and (b) $13.1 million of merchant processing service expenses. The increase in financial institution service expenses is primarily due to costs associated with personnel added from acquisitions, additional personnel to support our growth and other miscellaneous expenses. Selling, general and administrative expenses as a percentage of revenues increased to 31.9% from 30.8% for the nine months ended September 30, 2002 and 2001.

                  Depreciation and Amortization. Depreciation and amortization increased 30.5% to $10.9 million for the nine months ended September 30, 2002 from $8.4 million for the nine months ended September 30, 2001. The increase was primarily attributable to $3.1 million due to the acquisitions of iBill and EPX during 2002 and additional property, plant and equipment depreciation, offset by the reduction of amortization due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

                  Other Income, Net. Other income, net increased to $1.8 million for the nine months ended September 30, 2002 from $1.6 million for the nine months ended September 30, 2001. The $114,000 increase was primarily due to an increase in interest income and a decrease in interest expense due to the receipt of the proceeds from our August 2001 public offering, which we used in part to pay down debt. The interest rate from the remaining certificates of deposit range from 4.93% to 5.0% while the interest rate for the debt is a floating rate based on the Prime rate of interest.

                  Provision (benefit) for Income Taxes. The effective tax rate for the nine months ended September 30, 2002 was 37.0% as compared to 39.7% for the nine months ended September 30, 2001. The 2001 effective tax rate excludes $5.6 million of a tax benefit that we recorded on the equity in losses of Netzee. The decrease in the effective rate is mainly due to state tax planning initiatives implemented in the fourth quarter of 2001. During the nine months ended September 30, 2002, we did not record a tax benefit on the equity in losses of Netzee because the tax basis in our investment in Netzee exceeded the book value of that investment. Although this created a deferred tax asset, we recorded an allowance of $1,059,000 to offset the value of that asset due to the uncertainty of our ability to realize that asset in the future.

                  Equity in Loss of Affiliate. Equity in loss of affiliate decreased to a loss of $2.9 million for the nine months ended September 30, 2002 from a loss of $14.8 million for the nine months ended September 30, 2001. The decrease was due to Netzee’s decreased net loss and the allocation of losses to Netzee’s preferred shareholders.

                  Minority Interest. Minority interest increased to a charge of $26,000 for the nine months ended September 30, 2002 from a charge of $14,000 for the nine months ended September 30, 2001.

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

                  Cash and cash equivalents were $15.7 million at September 30, 2002 and $24.9 million at December 31, 2001. Short-term investments with a maturity of one year or less were $19.0 million at September 30, 2002. Net cash provided by operating activities was $27.2 million for the nine months ended September 30, 2002 and $10.8 million for the nine months ended September 30, 2001. The increase in the net cash provided by operating activities was primarily attributable to increased net income, depreciation and amortization and client payouts.

                  Net cash used in investing activities was $103.6 million for the nine months ended September 30, 2002 and $77.0 million for the nine months ended September 30, 2001. The increase in net cash used in investing activities was primarily due to the acquisitions of iBill, EPX and ACS during 2002.

                  Net cash provided by financing activities was $67.2 million for the nine months ended September 30, 2002 and $105.6 million for the nine months ended September 30, 2001. The decrease in net cash provided by financing activities was primarily due to the repayment of debt with the proceeds from the maturity of several certificates of deposit.

                  Together with John H. Harland Company, we provide a revolving line of credit to Netzee. On March 29, 2002, we amended this facility to reduce the total amount of credit available and to extend the termination date to April 10, 2003. Along with Harland, we currently provide to Netzee an $18.0 million revolving line of credit secured by substantially all of Netzee’s assets. Of the total $18.0 million available to Netzee, we provide approximately $14.0 million and Harland provides approximately $4.0 million on a pro rata basis with us, provided that we are obligated to advance the last $1.0 million without Harland’s participation. As of September 30, 2002, Netzee owed us a total of $10.4 million under this line of credit. Borrowings under this line of credit bear interest at prime plus 2%. We finance this line of credit with cash on hand and additional borrowings under our credit facility with Wachovia Bank. Netzee may require additional funds to support its operations and to repay its borrowings from us. Although Netzee may seek to raise additional capital, we can provide no assurance that additional funds will be available on terms favorable to Netzee, if at all. Netzee’s ability to continue as a going concern and to meet its obligations as they come due may depend upon its ability to raise additional capital.

                  On December 3, 2001, we entered into a loan agreement with SLM under which we loaned SLM $7.0 million in exchange for cash and settlement of other indemnification amounts SLM owed to us. The SLM loan agreement was amended on September 30, 2002. Under the amended loan agreement, borrowings bear interest at the prime rate plus 2%, and interest is payable on January 2, 2003 for the interest accrued until that date and the remaining interest is due at the loan maturity date. The SLM loan matures on June 30, 2003 and is secured by up to 569,961 shares of InterCept common stock, of which 250,777 have been earned by SLM and 319,184 may be earned. The loan requires mandatory prepayments from the proceeds of sales of InterCept common stock by SLM until the loan is repaid in full. At September 30, 2002, the balance on the loan was $7,362,000, including accrued interest of $362,000.

                  During 2001, we entered into an amended and restated credit facility with Wachovia Bank (formerly First Union National Bank). Under this facility, we may borrow up to $50.0 million for working capital and to fund acquisitions and related expenses. The Wachovia credit facility contains provisions that require us to maintain certain financial ratios and minimum net worth amounts and that restrict our ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay dividends. This credit facility matures on June 1, 2004. Interest is payable monthly, and outstanding principal amounts accrue interest, at our option, at an annual rate equal to either (a) a floating rate equal to the lender’s prime rate minus 0.25% or (b) a fixed rate based upon the one-month LIBOR rate plus applicable margins. On September 30, 2002, the interest rate under this facility was approximately 3.08% per year, and approximately $39.5 million was outstanding under this facility.

                  On July 1, 2002, we entered into a $10.0 million loan agreement with Wachovia Bank. We paid Wachovia a $200,000 commitment fee on July 1, 2002. The loan accrues interest at the one-month LIBOR rate plus applicable margins, and it was originally scheduled to mature on September 28, 2002. We have now repaid $5.0 million of the note. We have entered into an agreement with Wachovia to extend the remaining $5.0 million to November 30, 2002. We used the majority of the proceeds from this loan to purchase the item and remittance processing assets of ACS.

                  We are seeking a syndicated loan facility led by Wachovia Bank under which we anticipate being able to borrow from $90.0 million to $130.0 million, and we intend to use part of the proceeds to pay off the outstanding balance under our existing Wachovia credit facilities described above. If we do not close the syndicated facility on or before November 30, 2002, we will either repay the remaining $5.0 million that will be due on the Wachovia term loan or seek another extension of it.

                  During 2002, we borrowed $30 million from The Peoples Bank of Winder, Georgia and $6.7 million from The Bankers Bank. Interest is payable monthly at prime minus .375% (4.17% at September 30, 2002) under both notes. The notes are secured by certificates of deposit pledged by us and are payable in full on December 30, 2002. During the three months ended September 30, 2002, three of the certificates of deposit securing the loans matured, and the proceeds were used to pay down the debt. As of September 30, 2002, the balance due to The Peoples Bank of Winder is $18.2 million and the balance due to The Bankers Bank is $211,000.

                  We funded the cash portion of the purchase price of our acquisitions in 2001 through the use of cash on hand, including the proceeds of our 2001 public offering of common stock, and borrowings under our bank credit facility. In 2002, we used cash on hand, proceeds from our line of credit with Wachovia Bank, and proceeds from a loan from The Peoples Bank of Winder, Georgia, to fund the purchase price of iBill.

                  We used an additional $13.0 million to fund immediate working capital needs of EPX. To provide the cash needed for these purposes, we have drawn on our Wachovia credit facility, borrowed additional funds from The Peoples Bank of Winder and The Bankers Bank secured by certificates of deposit that we own, and used the remaining net proceeds from our 2001 public offering of common stock.

                  Under the purchase agreement for iBill, we are obligated to pay additional quarterly earnout payments for a period of six quarters ending December 31, 2003, contingent upon whether iBill achieves certain financial targets. (No earnout payment was earned for the quarter ended September 30, 2002.) We have an option to buyout the remaining earnout obligation at any time by paying $8.0 million per remaining quarter.

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

                  We believe that funds to be provided by operations will be sufficient to meet our anticipated capital expenditures and liquidity requirements for at least the next 12 months. We intend to grow, in part, through strategic acquisitions. Assuming we are able to raise additional capital or obtain the syndicated credit facility, we expect to make additional expenditures to make acquisitions and integrate the acquired companies. We can give no assurances with respect to the actual timing and amount of the capital we may raise or of the acquisitions we may make with the capital so raised. In addition, we can give no assurance that we will complete any acquisitions on terms favorable to us, if at all, or that additional sources of financing will be available to us.

Critical Accounting Policies

                  Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

                  We believe the following critical accounting policies involve the most complex or subjective decisions or assessments and affect our more significant judgments and estimates used in the preparation of our consolidatedfinancial statements.

a) Revenue recognition

                  Revenues include service fees; debit and credit card processing fees; data communication management fees; revenues from equipment sales, installation and maintenance; software license fees; and software maintenance fees. We recognize service fee income and data communication management fees as services are performed. We recognize revenue from equipment sales and installations upon installation of the product, and we recognize any related maintenance revenue ratably over the period during which the services are performed. We also generate revenues from the licensing of our core data processing systems. We recognize revenue for licensing these systems in accordance with Statement of Position 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants. We recognize software license, hardware and installation revenue after we have a signed non-cancelable license agreement, have installed the products and have fulfilled all significant obligations to the customer. We recognize maintenance fees over the term of the maintenance period. We sell some of our software and hardware products under five-year, sales-type lease agreements under which customers make annual installment payments. These annual payments include the initial installation and an ongoing license fee. Revenue attributable to installation fees and the sale of equipment is recognized upon installation. License fees are deferred and recognized ratably over the period of the lease.

                  Merchant processing services revenues are recognized as services are performed. Our service offerings allow merchants to accept and process real-time payments for goods and services purchased over the internet using our merchant account, in which event revenue recognized is equal to service fees that we charge to the merchant. This fee is generally based on a percentage of the total transaction amount. Merchants can also establish their own merchant account with our acquiring bank partners and utilize our end-to-end processing solution, which eliminates the need for the merchant to establish multiple relationships with banks, front-end system providers, gateways, and back-end processors. We recognize revenues related to this service offering net of certain costs that we do not control - primarily interchange and other fees charged by credit card associations. For merchants using our merchant account, we establish and hold rolling reserves for merchant credit losses that arise as a result of, among other things, disputes between cardholders and merchants. If disputes are not resolved in the merchant’s favor, the transaction is charged back to us and the purchase price is refunded to the merchant’s customer. If we are unable to collect from the merchant, we bear the credit risk for the full amount of the transaction. Our acquiring bank partners also establish and hold reserves for merchant credit losses for merchants using our end-to-end solution. If transactions are charged back to our banks and our banks are unable to collect from the merchants, we bear the credit risk for amounts in excess of reserves held by the banks.

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

c) Fair value of assets acquired and liabilities assumed in purchase combinations

                  Our purchase combinations require us to estimate the fair value of the assets acquired and liabilities assumed in our business. In general, we determine the fair value based upon information supplied by the management of the acquired entities and valuations by independent appraisal experts. The valuations have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. In connection with our acquisitions, we have recorded a significant amount of intangible assets. These assets are being amortized over the expected economic lives of the assets, generally ranging from 5 to 20 years. If we determine that we have over-estimated the economic life of these assets, we will begin to amortize the remaining unamortized carrying value of the assets over the newly estimated life. Accordingly, depreciation and amortization expense could be increased, and the amount of any increase could be material to our results of operations.

                  We also recorded a significant amount of goodwill in connection with our acquisitions. Through the end of 2001, we evaluated goodwill for impairment whenever indicators of impairment existed based on undiscounted projected future cash flows. If the carrying value of the goodwill were less than the undiscounted projected future cash flows, no impairment would be recognized. Beginning in 2002, we are required to evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. The evaluation will be based upon a comparison of the estimated fair value of the unit of our business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation will be estimated based upon discounted future cash flow projections for the unit. These cash flow projections will be based on a number of assumptions as discussed above.

                  To date the evaluation of our goodwill has not required the record an impairment of our goodwill or intangible assets. We believe that assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

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

                  We have reviewed our investment in Netzee in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” APB Opinion No. 18 provides that “a loss in value of an investment which is other than a temporary decline should be recognized.” We compare our carrying value of the investment to the fair market value of the stock over time in order to determine when a loss in value that is other than temporary has occurred. For the three months ended March 31, 2002, we continued to record equity method losses in Netzee, resulting in the reduction of our investment in common stock of Netzee to zero.

                  Beginning in the second quarter of 2002, we then applied EITF 99-10, “Percentage Used to Determine the Amount of Equity Method Losses,” which addresses the percentage of ownership that an investor should use to compute equity method losses when the investment in a company’s common stock has been reduced to zero and the investor holds other securities of the company such as preferred stock or loans to the company. Netzee has preferred stock outstanding. We own none of Netzee’s preferred stock. Netzee also has an $18.0 million line of credit, of which we have loaned or are obligated to loan approximately 78%. Under EITF 99-10, we did not record any additional equity method losses until the preferred stockholders had reduced their investments to zero by absorbing $7.8 million of losses. During the three months ended September 30, 2002 we used our relative ownership percentage in the next most senior level of capital - the line of credit - to record our share of Netzee’s losses. The corresponding fair market value of our shares of Netzee’s common stock based on the closing trading price at September 30, 2002 was approximately $300,000.

                  We have evaluated the business and financial projections of Netzee. Based on (a) Netzee’s being cash flow positive, (b) Netzee’s having made repayments to us in the amount of approximately $563,000 during the quarter ended September 30, 2002 and (c) Netzee’s representations that they should continue to be cash flow positive, we have concluded that the amounts due from Netzee are collectible. Therefore, we have not established a reserve for the amounts due under the line of credit as of September 30, 2002. If Netzee’s business plan changes or we conclude that its prospects are diminishing, the note could be impaired and we would establish a reserve.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

                  We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates. Borrowings under our Wachovia credit facility accrue interest at a fluctuating rate based either upon the lender’s prime rate or LIBOR. As of September 30, 2002, $39.5 million was outstanding under this facility. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that Wachovia facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies. In addition, if we make additional loans to Netzee under its line of credit, we may need to borrow additional amounts under the Wachovia facility.

                  We also owe Wachovia under a $5.0 million term loan that matures November 30, 2002. The loan accrues interest at the one-month LIBOR rate plus applicable margins. Changes in interest rates that increase the interest rate on this loan would make repaying accrued interest more costly.

                  We owe $18.2 million to the Peoples Bank of Winder and $211,000 to The Bankers Bank. These loans are secured by certificates of deposit in amounts equal to the principal amounts of the loans. Interest on these loans is based on the prime rate. Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $184,000 per year.

                  We have loaned SLM $7.4 million and we have a $14.0 million line of credit to Netzee. As of September 30, 2002, the carrying value of the Netzee line of credit was $9.0. Changes in interest rates that decrease the interest rates on these loans by 1.0% will decrease our interest income by approximately $160,000 per year.

Item 4.       Controls and Procedures

                  Within 90 days prior to the filing date of this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by our Chief Executive Officer and Chief Financial Officer.

                  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.      OTHER INFORMATION

Item 1.	Legal Proceedings

                  Other than as described below, we are not a party to, and none of our material properties is subject to, any material litigation other than routine litigation incidental to our business.

                  (1)         As previously disclosed in this item of our quarterly reports on Form 10-Q for the first and second quarters of 2002, we brought an action on March 15, 2002 against Midwest Payment Systems, Inc. (“MPS”) in the U.S. District Court in the Eastern District of Tennessee seeking a declaration as to the rights and legal relations of InterCept, MPS and the customer banks under the contracts that we and the banks have with MPS and asserting a claim for tortious interference with contractual relations. On April 3, 2002, Intercept and MPS agreed to a consent order pursuant to which MPS agreed to continue to provide services on a month to month basis so that Intercept can continue to service its customers who use MPS for ATM/EFT services. Both Intercept and MPS agreed not to solicit the ATM/EFT business of the customer banks until final resolution of the lawsuit, and both companies agreed to limited communications with the customers regarding the lawsuit. MPS has answered our complaint and has brought its own claims against us, including tortious interference with contract, breach of contract and breach of fiduciary duty. Discovery in the suit has not yet begun.

                  (2)         As previously discussed in this item of our quarterly report on Form 10-Q for the second quarter of 2002, our wholly owned subsidiary, Internet Billing Company LLC (“iBill”), purchased the assets of Internet Billing Co., Ltd. (“Old iBill”), including its credit card payment processing system, on April 8, 2002. Previously, on September 7, 2001, Net MoneyIn, Inc. had filed a lawsuit against Old iBill, Mellon Financial Corp., Bankcard Center Inc., VeriSign Payment Services, Inc., Paymentech LLC, Online Credit Corp., Auriq Systems, Inc., E-Commerce Exchange, LLC, Cardservice International, Inc., ITransact.com, FMT Corp., MSI Merchant Services, Inc., GoEmerchant.com, InfoSpace, Inc., American Express Financial Advisors, Inc., Bank One Corp., Citibank, N.A., BA Merchant Services, Inc., Dibel Research, Inc., First American Card Service, Wells Fargo & Co., WebTranz, ValidPay.com, Inc., OrderButton.Net, Inc., Payment Online Inc., Electronic Payment Processing, Inc., Avenue Commerce Technologies, Inc., Harbor-Net Merchant Account Services, SecurePay.com Inc., Globill.com, LLC, Advanced Merchant Accounts Services, CardReady International Inc., and eProcessingNetwork in the U.S. District Court, District of Arizona. Net MoneyIn subsequently amended its complaint to add International Business Machines Corporation as a defendant. The complaint alleges that Net MoneyIn is the owner of U.S. Patent 5,822,737, entitled “Financial Transaction System,” which issued on October 13, 1998, and U.S. Patent 5,963,917, entitled “‘Financial System of Computers,” which issued on October 5, 1999. Net MoneyIn alleges that iBill’s credit card processing system, which iBill acquired as part of the assets it purchased from Old iBill, infringes one or more claims in each of these patents. The complaint seeks an injunction against infringement of the patents and an unspecified amount of damages. Discovery in the suit has not yet begun.

                  On September 12, 2002, the court granted Net MoneyIn’s motion to amend its complaint to add iBill, our wholly owned subsidiary, as a defendant due to iBill’s purchase of Old iBill’s assets. Acting under the court’s order, Net MoneyIn has now done so. In addition to the two existing patents referenced in the original complaint as noted above, the amended complaint alleges infringement of U.S. Patent 6,381,584, entitled “Computers in a Financial System,” which issued on April 30, 2002.

                  We cannot presently predict the amount of damages we would suffer if Net MoneyIn were to prevail in the lawsuit. The Seller has agreed to indemnify us against any claims, damages, liabilities, costs and expenses we suffer, directly or indirectly, by reason of, resulting from, incident to or arising in connection with claims or assertions of infringement of these patents and/or other U.S. or foreign patents based on them by Net MoneyIn. Old iBill and iBill are presently defending the lawsuit in accordance with the indemnification arrangement. We have placed a portion of the purchase price for the iBill assets into escrow to secure this indemnification obligation.

                  (3)         On September 30, 2002, Perfect10, Inc. filed a lawsuit in the United States District in the Court Central District of California against iBill; Ccbill, LLC; Paycom Billing Services, Inc; IMA Enterprises, Inc.; Cybertech Communications NV; Network Authentication Systems Corporation; Cavecreek Wholesale Internet Exchange; Netpass Systems, Inc; Internet Key, Inc; and other defendants alleging various intellectual property infringement, false advertising, unfair competition and related civil

RICO claims. The complaint seeks an unspecified amount of damages. Discovery in the suit has not yet begun. We cannot presently predict the amount of damages we would suffer if Perfect10 were to prevail in the lawsuit.

Item 2.	Changes in Securities and Use of Proceeds

                  On October 2, 2002 (after the end of the quarter), we issued 375,000 shares to Sovereign Bank in connection with Sovereign’s signing a letter of intent with us to provide Sovereign with item processing and check imaging services. We issued the securities in a private offering in reliance on the exemptions from registration under the Securities Act of 1933 provided by Section 4(2) and by Regulation D. An appropriate legend was affixed to the share certificates issued in the transaction. Sovereign is an accredited investor, was represented by counsel and had adequate access to information about us.

Item 3.	Defaults Upon Senior Securities

                  None.

Item 4.	Submission of Matters to a Vote of Security Holders

                  None.

Item 5.	Other Information

                  None.

Item 6.	Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K.

Exhibit No	Description

10.1	First amendment to the amended and restated loan and security agreement between InterCept, Inc. and Wachovia Bank, National Association dated July 1, 2002.

10.2	Second amendment to the amended and restated loan and security agreement between InterCept, Inc. and Wachovia Bank, National Association dated September 28, 2002.

10.3	Note modification agreement for the secured promissory note between InterCept, Inc. and SLMsoft.com dated September 30, 2002.

         (b)      Reports on Form 8-K filed during the three months ended September 30, 2002

Form 8-K dated July 18, 2002, filed on July 23, 2002, reporting under Item 4 the dismissal of previous accountants and engagement of new independent auditors.

Form 8-K dated August 5, 2002, filed on August 7, 2002, reporting under Item 9 the press release and conference call announcing earnings for the three months ended June 30, 2002.

Form 8-K dated August 14, 2002, filed on August 14, 2002, reporting under Item 7 the Statement under Oath of the Principal Executive and Financial Officers of InterCept, Inc. regarding facts and circumstances relating to Exchange Act filings for the three and six months ended June 30, 2002.

Form 8-K dated September 11, 2002, filed September 18, 2002, reporting under Item 5 three different press releases relating to our Chief Executive Officer resigning from the board of directors of Netzee, Inc., the opening of a new data processing center in Los Angeles, California and the appointment of Boone A. Knox as Vice Chairman of our board of directors and the promotion of Lynn Boggs to our Chief Operating Officer.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCEPT, INC.
November 14, 2002	/s/ JOHN W. COLLINS

Date	John W. Collins Chairman of the Board, President and Chief Executive Officer (principal executive officer)

November 14, 2002	/s/ SCOTT R. MEYERHOFF

Date	Scott R. Meyerhoff Chief Financial Officer (principal financial and accounting officer)

Certification

I, John W. Collins, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of InterCept, Inc;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ JOHN W. COLLINS

Date	John W. Collins Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Certification

I, Scott R. Meyerhoff, certify that:

2.       I have reviewed this quarterly report on Form 10-Q of InterCept, Inc;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s / SCOTT R. MEYERHOFF

Date	Scott R. Meyerhoff Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX