Form 10-K
period 2002-12-31
INTERCEPT INC
filed 2003-03-31
CIK 1054930

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

OR

☐            Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                          to                         .

Commission file number: 01-14213

INTERCEPT, INC.

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2237359 (I.R.S. Employer Identification No.)

3150 Holcomb Bridge Road, Suite 200, Norcross, Georgia (Address of principal executive offices)	30071 (Zip Code)

Registrant’s telephone number, including area code: (770) 248-9600

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of March 20, 2003, 19,976,764 shares of the registrant’s common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant was $78,276,132 (based upon the closing sale price of the registrant’s common stock as reported by the Nasdaq National Market on that date).

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Documents incorporated by reference. Portions of the proxy statement for the registrant’s 2003 annual meeting of shareholders scheduled to be held on June 4, 2003 are incorporated by reference in Part III of this Form 10-K where indicated.

PART I

ITEM 1.           BUSINESS.

Special Note Regarding Forward-Looking Statements

We make forward-looking statements in this annual report. These statements are subject to risks and uncertainties, and we cannot assure you that they will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “believe,” “expect,” “anticipate,” “predict,” “project,” “potential,” “seek,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “pro forma,” “estimate,” “goal,” “strive” and similar expressions, we are making forward-looking statements. Forward-looking statements in this annual report include statements regarding the following:

•    our business strategies and goals;

•    our future sources of revenues and potential for growth and profitability;

•    expansion and enhancement of our technologies, networks, products and services;

•    trends in activities and industry conditions;

•    development and expansion of our sales and marketing efforts;

•    our ability to integrate our previous and future acquisitions; and

•    other statements that are not of historical fact made throughout this annual report, particularly in this Item 1, Business and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We believe that the expectations reflected in our forward-looking statements are reasonable, but we cannot be sure that we will actually achieve these expectations. Projections or estimates of our future performance are necessarily subject to a high degree of uncertainty and may vary materially from actual results. In evaluating forward-looking statements and pro forma information, you should carefully consider various factors, including the risks outlined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Disclosure Regarding Forward-Looking Statements. These factors may cause our actual results to differ materially from any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

We provide products and services that enable financial institutions and other businesses to implement technology for their operations and to internally manage or outsource essential data and transaction processing activities. Our operations are comprised of two business segments: financial institution services and merchant services.

In our financial institution services segment, we provide software systems, data processing services and related equipment and services to financial institutions. Our comprehensive suite of products and services allows us to act as a single-source provider for the technology and operating needs of financial institutions. Our range of products and services includes core data processing, check processing and imaging, debit card processing, electronic funds transfer (EFT), data communications management and related products and services. These products and services work together to help financial institutions manage back-office and customer activities, create operating efficiencies and provide better customer service, which enables them to compete more effectively. Most of our customers outsource their processing activities to our data centers located across the United States, while others install our systems in-house and perform the processing functions themselves.

Our merchant services division, which we refer to as InterCept Payment Solutions, provides credit card transaction processing services, including authorization, transaction capture, and settlement, as well as other payment processing services, to financial institutions and merchants. Merchants who have established their own merchant account can utilize our end-to-end processing solution, which eliminates the need for the merchant to establish multiple relationships with banks, front-end system providers, gateways, and back-end processors. Our systems also enable merchants to accept and process real-time payments for goods and services purchased over the Internet.

See Note 9 to our consolidated financial statements for certain financial information about the two segments of our operations.

Portions of our business are seasonal, as our revenues and earnings are affected by increased card and check volume during the holiday shopping period in the fourth quarter. Most of our products and services require the payment of monthly charges, which allows us to generate recurring revenues. For the year ended December 31, 2002, recurring revenues accounted for approximately 94% of our total revenues.

Intercept is a Georgia corporation and our principal offices are located at 3150 Holcomb Bridge Road, Suite 200, Norcross, Georgia 30071. As of March 26, 2003, we had 1,635 full-time employees.

2002 Highlights

In April 2002, we acquired substantially all of the assets and assumed substantially all of the liabilities of Internet Billing Company, Ltd. and certain of its affiliate entities, or “iBill.” iBill® provides secure transaction services that enable web merchants to accept and process real-time payments for goods and services purchased over the Internet. iBill also manages back-office functions including reporting, tracking, customer service and sales transactions. iBill’s service is powered by proprietary technology that integrates online payment processing, fraud control, affiliate management and financial reporting and tracking.

In May 2002, we acquired Electronic Payment Exchange, Inc., or “EPX.” EPX is a full-service electronic payment processing company that specializes in enabling businesses to accept credit card, debit card and electronic check payments. EPX’s system provides straight-through processing that eliminates a business’s need to use a gateway or invest in front-end technology to process transactions, whether the transactions take place online, over the telephone or at the point of sale.

In June 2002, we acquired item and remittance processing and statement rendering assets from Affiliated Computer Services, Inc. (ACS). The assets we acquired include two locations in Woodbury and Utica, New York. These facilities currently serve more than 120 customers in the northeastern United States.

In September 2002, we announced the opening of an item and image processing center in Los Angeles, California. We believe that this center, combined with our center in Seattle, Washington, positions us to add new customers and further enhance our presence in the Pacific Coast region.

In October 2002, we signed a letter of intent to provide Sovereign Bank with item processing and check imaging services. Sovereign is a $40 billion financial institution headquartered in Pennsylvania with approximately 525 community banking offices in New England and the Mid-Atlantic states. We issued 375,000 shares of our common stock to Sovereign upon execution of the letter of intent. Subsequently, in January 2003, we executed a definitive agreement with Sovereign. To accommodate the additional business, we plan to open four new item processing centers, expand two existing centers and add approximately 200 new employees. Once we convert all of Sovereign’s item processing and check imaging operations to our centers, Sovereign will be our largest customer. We anticipate that we will recognize more than $120 million in total revenue over the term of the Sovereign agreement.

Our Products and Services

Financial Institutions Division

In our financial institutions division, we provide products and services that help financial institutions remain competitive, serve their customers better, decrease costs and improve profitability. We help our customers increase the efficiency of their operations, improve their competitive position in the marketplace, and boost their bottom-line profitability, while satisfying regulatory requirements. We are committed to the needs and interests of financial institutions and consistently upgrade, enhance or acquire complimentary products and services to ensure that our customers receive the latest technology. By taking advantage of our technology and operating solutions, our customers can improve their operating efficiencies without allocating the expenses and resources necessary to develop or maintain similar systems themselves. Our customers get the benefit of our products and services without having to maintain personnel to develop, update and run these systems and without having to make large up-front capital expenditures to implement these advanced technologies.

Core Data Processing

We provide software and systems that meet our customers’ core data processing requirements, including general ledger, loan and deposit operations, financial accounting and reporting and customer information file maintenance. Our products and services provide superior flexibility and improve customer service throughout the financial institution. Most of our customers outsource their processing activities to our data centers located across the United States, while others install our systems in-house and perform the processing functions themselves.

A financial institution can have our core systems installed and operate them in-house using their own personnel. Most of our customers, however, utilize one of these systems through a service bureau arrangement. In this case, we house and maintain the software at one of our data centers, and we process our customers’ data each business day. This arrangement allows customers to focus on core competencies by outsourcing their data processing needs, which gives them access to our processing systems without the expense of maintaining in-house processing operations. Each of our data processing centers serves as a back-up facility if another center experiences a natural disaster, destruction or other similar event that eliminates or diminishes its processing capabilities.

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

We provide online processing of multiple EFT transactions initiated by a consumer at a point of sale terminal with a debit card, or at an ATM, including cash withdrawals, transfers and balance inquiries. We provide network connections to most regional and all national ATM and other debit card networks, including STAR™, PULSE™, Cirrus®, PLUS®, Maestro® and INTERLINK®. We also offer a card-issue-only program, which gives banks the option to offer ATM services to their customers without the expense of purchasing and maintaining a complete ATM system. Our Secure Debit™ program provides fraud protection services for lost, stolen or counterfeit debit cards. In addition, through our InterCept Switch™ ATM Network, our customers can waive ATM surcharges for customers of InterCept Switch members, while retaining the ability to surcharge non-member customers who use their ATMs.

Item Processing and Check Imaging

Increased technological development and changing banking practices have created a demand for faster, more efficient electronic handling of bank documents, including checks and other documents. The need to reduce labor, research time and the cost of postage has increased the demand for check imaging solutions on both an in-house and service bureau basis. Check imaging involves creating digital images through the use of a camera attached to a sorter. As each check passes through the sorter, the camera takes its picture. Images of insufficient checks, stop payments and large dollar checks are presented online to bank operations staff for review. Financial institutions employ check imaging as part of their efforts to reduce operating costs and provide enhanced banking services to their customers.

In our service bureau operations, we provide a turnkey outsourced solution for check imaging activities that provides our customers the ability to offer check imaging without a large capital expenditure. As of December 31, 2002, we operated 27 check imaging centers located in 17 states.

We also offer a software system that allows financial institutions to perform their own check imaging services in-house. Renaissance Imaging® is our comprehensive system that delivers a suite of check imaging products, including front and back imaging for customer statements, clearing and settlement, reconciliation and automated exception processing. Customers may print multiple check images in check sequence on a single page for inclusion in monthly statements, thereby reducing postage costs. This system allows bank employees to retrieve imaged checks on personal computers to facilitate signature verification and speed responses to customer inquiries. It also allows corporate customers to receive periodic statement information on CD-ROM to facilitate financial and cash management objectives.

Since our acquisition of assets from ACS in June 2002, we now provide lockbox processing services, primarily to retail, wholesale, and property management companies. All lockbox transactions are transmitted daily to our customers for posting to their account receivable system. Using our imaging technology, we provide our customer with images of the payment, remittance advice, and any correspondence included with the payment.

Data Communications Management

We provide efficient, reliable and secure solutions for the data communications needs of our customers and maintain nationwide data communications coverage. This service allows us to serve as single point of contact for our customers’ data communications needs. We operate a frame relay network, which serves as the principal conduit through which we deliver our EFT and other technology products and services to our customers.

We offer a full line of communications services, including management of equipment, local lines and long distance, and equipment necessary to support data transfer with our data centers and throughout a financial institution’s branch structure and headquarters. We design and manage various local and wide area communications networks for our customers, and provide Internet services, including web hosting and e-mail services, to the desktops of our customers’ personnel across our frame relay network. We also offer BorderShield(TM), a suite of cost effective information technology security services and management reporting tools that enable banking, credit union, insurance and other financial institutions to proactively manage their information security needs and regulatory compliance initiatives as described within the Gramm-Leach-Bliley Act. Under a marketing agreement with Guarded Networks, Inc., we market the service to financial institutions and other customers and assist Guarded Networks with customer support.

Related Products and Services

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

To complement our product and service offering described above, we provide a variety of related services, software products and equipment. Our ancillary products include:

•    AccountFolio™, a software system for loan and account portfolio management,

•    TellerPlus™, an online teller platform system,

•    Vision®, an advanced report storage and retrieval system,

•    CallReporter®, regulatory reporting software, and

•    RiskMonitor®, interest rate analysis software for financial institutions.

Merchant Division

During 2002, we acquired iBill and EPX, which substantially expanded our merchant services operations and significantly enhanced our product and service offering. Our merchant services division, which operates under the name InterCept Payment Solutions, delivers comprehensive payment processing services using internet-based technology. We enable acceptance of all major payment types, and all payment methods, offering customized solutions that fit each client’s processing needs, including: credit card, purchase card, debit and electronic check payments; through Internet, point of sale, call center, mail order and wireless channels; and across business-to-consumer and business-to-business platforms. We offer a single source for payment solutions, eliminating a need for businesses to establish multiple relationships with banks, front-end system providers, gateways, ISOs (independent sales organizations) and back-end processing companies. Our value-added services include 24 X 7 customer care and technical support, real-time online transaction and chargeback reporting, underwriting, and complete risk and compliance management.

Our customers include “brick and mortar” businesses, Internet businesses and mail/telephone order merchants of all sizes. With our bank partners, we provide payment processing services in the United States and Europe.

Our iBill solution provides secure transaction services that enable Web merchants to accept and process real-time payments for goods and services purchased over the Internet. This service manages back-office functions including reporting, tracking customer service and sales transactions. iBill is powered by proprietary technology that integrates online payment processing, fraud control, affiliate management and financial reporting tracking. iBill’s business has historically focused primarily on the adult entertainment market.

Our strategy in our merchant services operation is to capitalize on the anticipated growth in transaction processing and trends in bank outsourcing. By leveraging the relationships we have developed in our financial institutions business, we believe we can generate additional revenues by positioning Intercept as a bank-centric provider of merchant services. We intend to focus on sales, service and distribution of merchant services for financial institutions. In doing so, we intend to concentrate on the recurring payment and bill payment markets created by mainstream online businesses and decrease our exposure to the adult entertainment market.

Our primary merchant processing centers are located in New Castle, Delaware and Deerfield Beach, Florida, and we maintain a backup processing facility in Phoenix, Arizona.

Competition

Financial Institutions Division

The market for companies that provide technology solutions to financial institutions is intensely competitive and highly fragmented, and we expect increased competition from both existing competitors and companies that enter our existing or future markets. Numerous companies supply competing products and services, and many of these companies specialize in one or more of the services that we offer or intend to offer to our customers.

In our core banking and data processing business, we compete with several national and regional companies including Fiserv, Inc., and Jack Henry & Associates, Inc.. Our principal EFT competitors include regional ATM networks, regional and local banks that perform processing functions, non-bank processors and other independent technology and data communications organizations including Concord EFS, Inc., Electronic Data Systems Corporation and Midwest Payment Systems Inc. In our check imaging and processing business, we compete with a number of national and regional companies including Fiserv, Advanced Financial Solutions, Inc., Wausau Financial Systems, Inc. and BISYS.

Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, technical and other resources than we do. The principal competitive factors affecting the market for our services include price, quality and reliability of service, degree of product and service integration, ease of use and service features. There has been significant consolidation among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future.

Merchant Division

In our merchant services division we compete against several national service providers, as well as banks that provide these services to their merchant customers. Our competitors include large merchant processors like Chase Merchant Services, National Processing Company, Paymentech, U.S. Bancorp/NOVA, First Data Corporation, Concord EFS and others. The most significant competitive factors related to merchant services are quality, features and functionality, reliability of service and price.

Sales and Marketing

Financial Institutions Division

At December 31, 2002, our sales force was composed of 51 sales representatives and product specialists who sell all of our products and services to our customers in specified geographic regions. Because they have the ability to sell our full range of products and services, our sales representatives can capitalize on their relationships with financial institutions. Although the sales representatives are trained on each product line, we also employ several product specialists who are available to assist the direct salesperson in the specifics of certain technical products. We offer products and services on both a stand-alone basis and in combination with one or more of our products and services.

Our marketing efforts include obtaining referrals and endorsements from our customers and various banking related organizations. We currently have exclusive marketing agreements with eight of the 19 bankers’ banks and have other relationships with four additional bankers’ banks. Bankers’ banks are local or regional businesses that provide a variety of products and services to financial institutions that lack the means to offer them to customers due to cost, location, lack of resources or other circumstances. Bankers’ banks also provide financial support to institutions and offer advice regarding operations, profitability and federal and/or state regulations. Through our relationship with these bankers’ banks, we have referral sources to thousands of financial institutions nationwide.

Merchant Division

On December 31, 2002, our sales force was comprised of 42 sales representatives offering a full range of payment processing solutions, products and services to customers in all 50 states and European markets.  The sales organization is trained on multiple product lines and supported by sales specialists who assist in the technical application of complex products.  Products are offered on both a stand-alone basis and packaged into processing solution suites, such as credit card and ACH, to meet the business needs of our merchants.

Marketing efforts include direct solicitation of merchants, referrals and endorsements from various banking partners and associations.  We currently have exclusive marketing agreements with more than 70 banks and marketing associations.  These community banking associations enable us to leverage existing distribution channels and customer loyalty to acquire payment processing customers.  Bankers’ banks also provide financial support to institutions and offer advice regarding operations, profitability and federal and/or state regulations.  Through our relationship with these banks, we have referral sources to thousands of small businesses nationwide.

Government Regulation

Our financial institutions division is not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. Because we provide services to these financial institutions, however, our operations are regularly examined by the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and other federal and state regulatory authorities. These agencies can make findings or recommendations regarding various aspects of our operations, and we generally must follow these recommendations to continue our data processing operations. In addition, independent auditors perform an annual review of our operations to provide internal control evaluations for our clients’ auditors and regulators.

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

Beginning July 1, 2001, financial institutions were required to comply with privacy regulations imposed under the Gramm-Leach-Bliley Act. These regulations place restrictions on financial institutions’ use of non-public personal information. All financial institutions must disclose detailed privacy policies to their customers and offer them the opportunity to direct the financial institution not to share information with third parties. The new regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. As a provider of services to financial institutions, we are required to comply with the privacy regulations and are bound by the same limitations on disclosure of the information received from our customers as apply to the financial institutions themselves.

Our Relationship with Netzee

Until December 31, 2002, we offered internet banking and voice response products through Netzee, Inc., and we owned approximately 28% of Netzee’s common stock. On December 31, 2002, Certegy, Inc. acquired substantially all of the assets of Netzee for approximately $10.4 million.

Before Netzee’s acquisition by Certegy, we provided to Netzee, jointly with John H. Harland Company, an $18.0 million revolving line of credit secured by substantially all of Netzee’s assets. Of the total amount available to Netzee, we provided approximately $14.0 million and Harland provided approximately $4.0 million on a pro rata basis with us, provided that we were obligated to advance the last $1.0 million without Harland’s participation. The line of credit bore interest at an annual rate equal to the prime rate plus 2.0%, and accrued interest was payable monthly. Upon the sale of Netzee to Certegy, we received approximately $2.3 million in January 2003, in payment on the line of credit and $473,000 for our shares of Netzee common stock. As of December 31, 2002 we recorded a one-time charge of $5.4 million related to the sale of Netzee, which is included in equity in loss of affiliate in our consolidated statement of operations.

Effective February 1, 2001, we acquired the business of DPSC from Netzee for approximately $14.1 million in cash and the assumption of $2.4 million of DPSC’s net liabilities. Netzee used approximately $8.4 million of the cash proceeds to reduce its borrowings on its line of credit with us.

Donny R. Jackson, who served as Netzee’s Chief Executive Officer from October 2000 until its recent acquisition by Certegy, is a former officer of InterCept and served as a director of InterCept until February 18, 2003. Mr. Jackson has rejoined InterCept as an employee and will manage our technical services division and will focus on integrating our product development efforts across all of our product lines, with an emphasis on the further integration of our core and ancillary products. Additionally, John W. Collins, our Chairman and Chief Executive Officer, was the Chairman of the Board of Directors of Netzee until September 11, 2002.

Intellectual Property and Other Proprietary Rights

None of our technology is currently patented, although we have had patent applications pending for some of it. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We cannot assure you that the steps we have taken will adequately protect our proprietary rights or that our competitors will not independently develop similar technology.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available free of charge on our web site at www.intercept.net as soon as reasonably practicable after we electronically file those reports with the SEC.

ITEM 2.           PROPERTIES.

Our principal office consists of approximately 64,000 square feet of leased space located in Norcross, Georgia, a suburb of Atlanta. In addition to corporate executive, administrative, financial and human resources functions, this building also houses ATM/EFT personnel and equipment; communication division personnel and equipment; several sales people and their support staff; customer service personnel; conversion specialists and programmers; and a training facility.

Financial Institutions Division

We currently operate full-service data centers, software system development centers or item processing and back-office service centers in the following cities:

•    Birmingham, Alabama;

•    Jonesboro, Arkansas;

•    Burbank, California,

•    Colorado Springs, Colorado;

•    Jacksonville, Miami and Tampa, Florida;

•    Macon, Norcross, Oakwood, and Thomson, Georgia;

•    Lombard, Illinois; Lenexa, Kansas;

•    Chelmsford and Norwood, Massachusetts;

•    Carlstadt and Thorofare/West Deptford, New Jersey;

•    Utica and Woodbury, New York;

•    Greensboro, North Carolina;

•    Oklahoma City, Oklahoma;

•    Cayce, South Carolina;

•    Cookeville, Maryville and Nashville, Tennessee;

•    Austin, Dallas, Houston and San Antonio, Texas;

•    Richmond, Virginia;

•    and Tukwila, Washington.

We own the facilities in Thomson, Georgia and Maryville, Tennessee and lease the remaining locations. To support Sovereign Bank, we plan to open additional data centers in Connecticut and Central Pennsylvania by the fourth quarter of 2003.

We lease office space in Calabasas Hills and Woodland Hills, California; Memphis, Tennessee; and Syracuse, Nebraska, primarily to support our sales and marketing efforts in these areas. We believe our facilities are adequate for our needs and do not anticipate any material difficulty in replacing such facilities or securing facilities for new offices.

Merchant Division

We operate transaction processing centers in New Castle, Delaware and Deerfield Beach, Florida. A backup facility is located in Phoenix, Arizona. The sales and customer service office for our merchant portfolio management operations is located in Brentwood, Tennessee. All of these facilities are leased.

ITEM 3.           LEGAL PROCEEDINGS.

Other than as described below, we are not a party to, and none of our material properties is subject to, any material litigation other than routine litigation incidental to our business.

(1)      We brought an action on March 15, 2002 against Midwest Payment Systems, Inc. (“MPS”) in the U.S. District Court in the Eastern District of Tennessee seeking a declaration as to the rights and legal relations of InterCept, MPS and the customer banks under the contracts that we and the banks have with MPS and asserting a claim for tortious interference with contractual relations. On April 3, 2002, InterCept and MPS agreed to a consent order pursuant to which MPS agreed to continue to provide services on a month-to-month basis so that InterCept can continue to service its customers who use MPS for ATM/EFT services. Both InterCept and MPS agreed not to solicit the ATM/EFT business of the customer banks until final resolution of the lawsuit, and both companies agreed to limited communications with the customers regarding the lawsuit. MPS has answered our complaint and has brought its own claims against us, including tortious interference with contract, breach of contract and breach of fiduciary duty. Discovery in the suit has not yet begun. InterCept believes that MPS’s claims are without merit and intends to defend them vigorously if the lawsuit is not settled. We are presently engaged in settlement discussions with MPS, but we cannot predict whether these discussions will in fact result in a settlement.

(2)      As previously discussed in this item of our quarterly reports on Form 10-Q for the second and third quarters of 2002, our wholly owned subsidiary, Internet Billing Company LLC (“iBill”), purchased the assets of Internet Billing Co., Ltd. (“Old iBill”), including its credit card payment processing system, on April 8, 2002. Previously, on September 7, 2001, Net MoneyIn, Inc. had filed a lawsuit against Old iBill, Mellon Financial Corp., Bankcard Center Inc., VeriSign Payment Services, Inc., Paymentech LLC, Online Credit Corp., Auriq Systems, Inc., E-Commerce Exchange, LLC, Cardservice International, Inc., ITransact.com, FMT Corp., MSI Merchant Services, Inc., GoEmerchant.com, InfoSpace, Inc., American Express Financial Advisors, Inc., Bank One Corp., Citibank, N.A., BA Merchant Services, Inc., Dibel Research, Inc., First American Card Service, Wells Fargo & Co., WebTranz, ValidPay.com, Inc., OrderButton.Net, Inc., Payment Online Inc., Electronic Payment Processing, Inc., Avenue Commerce Technologies, Inc., Harbor-Net Merchant Account Services, SecurePay.com Inc., Globill.com, LLC, Advanced Merchant Accounts Services, CardReady International Inc., and eProcessingNetwork in the U.S. District Court, District of Arizona. Net MoneyIn subsequently amended its complaint to add International Business Machines Corporation as a defendant. The complaint alleged that Net MoneyIn is the owner of U.S. Patent 5,822,737, entitled “Financial Transaction System,” which issued on October 13, 1998, and U.S. Patent 5,963,917, entitled “‘Financial System of Computers,” which issued on October 5, 1999. Net MoneyIn alleged that iBill’s credit card processing system, which iBill acquired as part of the assets it purchased from Old iBill, infringes one or more claims in each of these patents. The complaint sought an injunction against infringement of the patents and an unspecified amount of damages.

On September 12, 2002, the court granted Net MoneyIn’s motion to amend its complaint to add iBill, our wholly owned subsidiary, as a defendant due to iBill’s purchase of Old iBill’s assets. Acting under the court’s order, Net MoneyIn did so. In addition to the two existing patents referenced in the original complaint as noted above, the amended complaint alleged infringement of U.S. Patent 6,381,584, entitled “Computers in a Financial System,” which issued on April 30, 2002.

When iBill purchased the assets of Old iBill in April 2002, a portion of the purchase price was placed into escrow to secure Old iBill’s obligation to indemnify InterCept and iBill against any claims, damages, liabilities, costs and expenses we suffer, directly or indirectly, by reason of, resulting from, incident to or arising in connection with claims or assertions of infringement of these patents and/or other US or foreign patents based on them by Net MoneyIn. In December 2002, Old iBill, Intercept, iBill and the plaintiffs agreed to a settlement of the lawsuit against Old iBill and iBill. On January 3, 2003, the court dismissed the suit against Old iBill and iBill with prejudice. As part of the settlement, we obtained a license to use the patents referenced above, and a cash payment was made to the plaintiffs out of the escrow. We also received reimbursement out of the escrow for our legal fees and expenses incurred in connection with this lawsuit.

(3)      On September 30, 2002, Perfect10, Inc. filed a lawsuit in the Central District of California against iBill; CCBill, LLC; Paycom Billing Services, Inc; IMA Enterprises, Inc.; Cybertech Communications NV; Network Authentication Systems Corporation; Cavecreek Wholesale Internet Exchange; Netpass Systems, Inc; Internet Key, Inc; and other defendants asserting causes of action for copyright infringement, trademark infringement, violations of privacy rights, RICO, false advertising, unfair competition and related claims. The complaint seeks a broad range of remedies, including actual damages, treble damages, an accounting of profits attributable to the allegedly infringing conduct, injunctive relief and other remedies. The plaintiff contends that iBill, which rendered billing services in connection with certain websites, is liable under theories of secondary liability and conspiracy for the alleged wrongdoing.

The entire action was stayed on January 23, 2003 pending arbitration between the plaintiff and one of the defendants. Discovery in the suit has not yet begun. We believe the claims are without merit and will vigorously defend the lawsuit and assert applicable defenses. It is too early in the proceeding to evaluate the probability of a favorable or unfavorable outcome, or the amount of any potential loss that we would suffer in that event of an unfavorable outcome.

(4)      Intercept, three of its officers — John W. Collins, G. Lynn Boggs, and Scott R. Meyerhoff — and its former officer, Garrett M. Bender, have been named as defendants in a shareholder class action lawsuit filed in the US District Court for the Northern District of Georgia (Civil Action No. 03-CV0567). The plaintiff seeks to represent a class of individuals who purchased Intercept common stock between September 16, 2002 and January 9, 2003. The plaintiff has alleged that Intercept and the individual defendants made material misrepresentations and/or omitted to make material disclosures throughout the class period due to their false assurances that the adult entertainment portion of the company’s merchant services business was insignificant and their failure to disclose the impact of the implementation of new Visa regulations in November 2002. The plaintiff alleges violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under Section 10(b), and Section 20(a) of the Exchange Act. As of the date of this annual report, neither Intercept nor any of its current officers has been served in this lawsuit.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Since March 29, 1999, our common stock has been quoted on the Nasdaq National Market under the symbol “ICPT.” As of March 10, 2003, we had approximately 106 holders of record of our common stock, representing approximately 3,667 beneficial owners.

The table below sets forth for the periods indicated the high and low sales prices of our common stock as reported by the NASDAQ National Market.

	Price Range

	High	Low

Year Ended December 31, 2001
First Quarter	$27.13	$21.63
Second Quarter	$39.91	$23.25
Third Quarter	$40.70	$24.17
Fourth Quarter	$42.00	$30.60

Year Ended December 31, 2002
First Quarter	$43.25	$34.83
Second Quarter	$36.55	$17.64
Third Quarter	$21.24	$9.70
Fourth Quarter	$18.25	$9.35

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Our line of credit from Wachovia Bank, National Association (formerly named First Union National Bank) prohibits us from paying cash dividends without the consent of Wachovia. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

On October 3, 2002, we signed a letter of intent to provide Sovereign Bank, a $40 billion financial institution, with item processing and check imaging services. We issued 375,000 shares of our common stock to Sovereign upon execution of the letter of intent. The value of the shares will be amortized over the term of the processing agreement. We issued the shares in a private offering in reliance on the exemptions from registration under the Securities Act of 1933 provided by Section 4(2). An appropriate legend was affixed to the share certificate issued in the transaction. Sovereign was represented by counsel and had adequate access to information about InterCept.

ITEM 6.           SELECTED FINANCIAL DATA.

You should read the following data along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and related notes and the other financial information included in this annual report. We derived our selected consolidated financial data presented below from our consolidated financial statements. All amounts have been restated to reflect our August 2000 acquisition of Advanced Computer Enterprises, which we accounted for as a pooling of interests transaction. The financial data below also include the results of operations of other companies we have acquired since their respective dates of acquisition. See note 3 to our audited financial statements for a discussion of some of our acquisitions. Equity in loss of affiliate represents our share of the reduction in equity, as a result of its net losses, of Netzee. Minority interest represents the minority shareholder’s 33.3% share of the equity and earnings of ProImage, Inc., a corporation that provides check imaging services. We own 66.7% of ProImage.

	1998(a)	1999(a)	2000(a)	2001(a)	2002

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$35,599	$56,024	$74,514	$140,224	$226,702
Costs of services	15,916	24,117	31,827	64,449	113,405
Selling, general and administrative expenses	13,589	20,992	27,017	42,504	74,768
Depreciation and amortization	1,579	4,462	4,403	11,483	15,617
Loss on impairment of intangibles(b)	0	0	0	0	20,005

Total operating expenses	31,084	49,571	63,247	118,436	223,795

Operating income	4,515	6,453	11,267	21,788	2,907
Interest and other (expense) income, net	(215)	39,172	11,825	2,667	1,860

Income before provision (benefit) for income taxes, equity in loss of affiliate and minority interest	4,300	45,625	23,092	24,455	4,767
Provision (benefit) for income taxes	1,632	12,804	(2,454)	3,144	(1,294)
Equity in loss of affiliate	0	(15,352)	(30,710)	(16,848)	(8,346)
Minority interest	(89)	(120)	(28)	(19)	(31)

Net (loss) income	2,579	17,349	(5,192)	4,444	(2,316)
Preferred stock dividends	(16)	0	0	0	0

Net (loss) income attributable to common shareholders	$ 2,563	$17,349	$ (5,192)	$ 4,444	$ (2,316)

Net (loss) income per common share:
Basic	$ 0.30	$ 1.72	$ (0.41)	$ 0.29	$ (0.12)

Diluted	$ 0.30	$ 1.64	$ (0.41)	$ 0.27	$ (0.12)

Weighted average common shares outstanding:
Basic	8,465	10,095	12,820	15,434	18,789
Diluted	8,597	10,564	12,820	16,397	18,789

	As of December 31,

	1998	1999	2000	2001	2002

Balance Sheet Data:

Cash and cash equivalents	$3,496	$ 2,145	$ 8,061	$24,917	$24,071
Working capital	5,057	3,692	56,907	93,487	(8,790)
Total assets	22,014	100,895	142,126	283,268	472,614
Long-term debt, less current maturities	211	12,669	4,513	465	39,425
Shareholders’ equity	17,713	60,068	121,470	259,811	315,059

(a)       Effective January 1, 2002, we adopted Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” which requires that customer reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Comparative financial statements for 1998, 1999, 2000 and 2001 have been reclassified to provide consistent presentation. Customer reimbursements represent direct costs paid to third parties primarily for postage and travel expenses. The adoption of Issue No. 01-14 did not impact our financial position, operating income or net income.

(b)       During the fourth quarter of 2002, our revenues and earnings for our merchant services segment fell below original estimates. As a result, we determined that the carrying amounts of intangible assets in the merchant services segment may not be recoverable. In accordance with SFAS No. 144, we estimated the undiscounted future cash flows associated with the assets and compared the amounts to the carrying values of the assets. Based on this comparison, we determined that certain assets were impaired and we recorded an impairment charge of $20.0 million. See note 4 to our audited financial statements for a discussion of this impairment.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our operations are comprised of two business segments: financial institution services and merchant services. In our financial institution services segment, we derive revenues primarily by providing software systems, data processing services and related equipment and services to financial institutions. In our merchant services division, we provide credit card and other merchant processing services to financial institutions and merchants.

Financial Institution Services

The products and services included in our financial institution services segment include:

•          Core data processing and check imaging systems, support, maintenance and related services and software sales,

•          EFT processing services,

•          Data communications management and

•          Equipment and product sales, services and other:

•         sales of banking-related equipment and complementary products,

•         equipment maintenance and technical support services and

•         related products and services.

In our service bureau operations, we generate core data processing revenues from service and processing fees based primarily on the number of accounts we service for our financial institution customers and the number of transactions we process. We recognize these revenues as we perform the services. We also generate revenues from the licensing of our core data processing systems. We recognize revenues for licensing these systems in accordance with Statement of Position 97-2 on “Software Revenue Recognition,” using the residual method prescribed in SOP 98-9 issued by the American Institute of Certified Public Accountants. We recognize software license fees and hardware and installation revenue when we have signed a non-cancelable license agreement, installed the product and satisfied all significant obligations to the customer. We recognize maintenance fees over the term of the maintenance period. We sell some of our software and hardware products under five-year, sales-type lease agreements under which customers make annual installment payments. These annual payments include the initial installation and an ongoing license fee. Revenue attributable to installation fees and the sale of equipment is recognized upon installation. License fees are deferred and recognized ratably over the period of the lease.

We license Renaissance Imaging® check imaging software on an in-house basis, and we generate revenues from up-front license fees and recurring annual maintenance fees charged for this system. We recognize revenues primarily from the licensing of Renaissance Imaging in accordance with Statement of Position 97-2, as discussed above. We also provide check processing and imaging in a service bureau environment under which we generate recurring revenues. On a service bureau basis, we generate revenues primarily based on the volume of items processed. We recognize this revenue as we provide the service.

We derive EFT revenues principally from processing ATM and debit card transactions. We receive a base fee for providing our ATM processing services and an additional fee for each additional ATM serviced. Once the number of transactions by a financial institution exceeds established levels for that customer, we charge additional fees for these transactions. For debit card transactions, we currently receive a portion of the interchange fees generated by our financial institution customers, and we charge a monthly fee if our customers do not meet a specified minimum dollar amount of transactions for a particular month. During the second quarter of 2002, we began implementation of a new debit card pricing structure, under which we receive a fee for each transaction processed. Under the new pricing, we do not receive a portion of the interchange fee for processing debit card transactions. We believe that the change to our pricing structure will not materially affect our revenues from debit card processing and that it will materially reduce our exposure to any changes in interchange fees that may be implemented by Visa and MasterCard. Most charges under our EFT service agreements are due and paid monthly.

We generate our data communications management service revenues principally from network management and from equipment configuration services and installation. We charge a regular monthly fee on an ongoing basis for providing telecommunications connectivity and network management. Revenues from data communications management are recognized as the services are performed.

We recognize revenues from sales of equipment and complementary products at the time of shipment or upon installation of the product. We recognize maintenance and technical support service ratably over the period during which the services are performed.

Merchant Services

In this segment of our business, we provide payment processing services and merchant portfolio management services. Revenues from merchant processing services are recognized as services are performed. Our service offerings allow merchants to accept and process real-time payments for goods and services purchased over the Internet using our merchant account, in which event revenue recognized is equal to service fees that we charge to the merchant. This fee is generally based on a percentage of the total transaction amount. Merchants can also establish their own merchant account with our acquiring bank partners and utilize our end-to-end processing solution, which eliminates the need for the merchant to establish multiple relationships with banks, front-end system providers, gateways, and back-end processors. We recognize revenues related to this service offering net of certain costs that we do not control – primarily interchange and other fees charged by credit card associations. For merchants using our merchant account, we establish and hold rolling reserves for merchant credit losses that arise as a result of, among other things, disputes between cardholders and merchants. If disputes are not resolved in the merchant’s favor, the transaction is charged back to us and the purchase price is refunded to the merchant’s customer. If we are unable to collect from the merchant, we bear the credit risk for the full amount of the transaction. Our acquiring bank partners also establish and hold reserves for merchant credit losses for merchants using our solution. If transactions are charged back to our banks and our banks are unable to collect from the merchants, we bear the credit risk for amounts in excess of reserves held by the banks.

Recurring Revenues and Customer Reimbursements

For the year ended December 31, 2002, approximately 94% of our total revenues were recurring revenues. Recurring revenues result from regular monthly, quarterly or annual payments by our customers for ongoing services they use in connection with their businesses and for transaction processing of debit, ATM, credit and ACH transactions that occur under long-term agreements. These revenues do not include conversion or de-conversion fees, initial software license fees, installation fees, hardware sales or similar activities. Customer reimbursements reflect pass-through items, primarily postage, that we bill to our customers.

Netzee, Inc.

Until December 31, 2002, we offered internet banking and voice response products through Netzee, Inc., and we owned approximately 28% of Netzee’s outstanding common stock. We accounted for our investment in Netzee under the equity method, which required us to record Netzee’s results of operations in a single line item in our statement of operations titled “equity in loss of affiliate.”

On December 31, 2002, Certegy, Inc. acquired substantially all of the assets of Netzee for approximately $10.4 million. In January 2003 we received approximately $2.3 million in payment on the line of credit that we jointly provided with John H. Harland Company to Netzee and $473,000 for the purchase of the common stock of Netzee that we owned. As of December 31, 2002 we recorded a one-time charge of $5.4 million related to the sale of Netzee.

Public Offerings and Acquisitions

In February 2000, we completed a public offering of common stock. Our proceeds from this offering, after deducting expenses related to the offering, were approximately $66.0 million. We used the proceeds of this offering to repay certain debt and fund our acquisitions completed in 2000 and 2001 and for working capital and other general corporate purposes.

In August 2000, we completed the acquisition of Advanced Computer Enterprises, which we accounted for as a pooling of interests. Other than this acquisition, we have accounted for all of our acquisitions since our initial public offering as purchase transactions in our financial statements.

On January 4, 2001, we acquired the U.S. core data processing, check imaging and item processing operations, as well as the BancLine software, from SLM. We paid $40.0 million in cash and issued or agreed to issue up to approximately 1.25 million shares of our common stock in the transaction, including up to 385,872 shares that represented contingent consideration. As of December 31, 2002, 129,183 of the contingent shares had been earned and 242,306 shares will never be earned.

Effective February 1, 2001, we acquired from Netzee the asset/liability and regulatory reporting software of DPSC for approximately $14.1 million in cash and the assumption of $2.4 million of DPSC’s net liabilities. Netzee used approximately $8.4 million of the cash proceeds to reduce its line of credit with us.

In August and September 2001, we completed another public offering of common stock. Proceeds to us from this offering including the over allotment option (after deducting expenses related to the offering) were approximately $107.5 million. We used approximately $26.4 million of the proceeds of this offering to pay certain debt and used the remainder for working capital and other general corporate purposes, to fund acquisitions and to fulfill our obligations under our revolving line of credit to Netzee.

In October 2001, we acquired substantially all of the assets of Holmes and Shaw, Inc. and Superior Forms, Ltd. (together, “HSI”). Based in San Antonio, Texas, HSI is a full service provider of computer output solutions including data processing, laser document printing, and automated mailing services. Consideration for this purchase was approximately $24.2 million in cash and assumed liabilities.

We also completed three other acquisitions during 2001, for which we paid a total of $8.1 million, net, in cash. One of the agreements includes $206,500 in contingent consideration that will be paid and recorded as purchase price consideration if and when the contingencies are resolved.

In April 2002, we acquired substantially all of the assets of Internet Billing Company, Ltd., a Ft. Lauderdale-based provider of transaction processing for Web merchants. We paid cash of $104.3 million, net of cash received of $7.7 million. Costs associated with the acquisition totaled approximately $2.1 million.

In May 2002, we acquired all of the outstanding stock of Electronic Payment Exchange, Inc., a provider of transaction processing services based in New Castle, Delaware. Under the merger agreement, we issued 1,349,877 shares of our common stock to the stockholders of EPX. In accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations,” we recorded the purchase price at $37.71 per share, representing the average closing price for the three trading days before and after the announcement of the acquisition.

In June 2002, we acquired certain item and remittance processing and statement rendering assets from Affiliated Computer Services, Inc. (“ACS”). The assets include two locations in Woodbury and Utica, New York. Consideration for this purchase was approximately $7.5 million plus certain prepaid items.

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

Sovereign Bank

In January 2003, we executed a definitive agreement with Sovereign Bank for item processing and check imaging services. Sovereign is a $40 billion financial institution headquartered in Pennsylvania with approximately 525 community banking offices in New England and the Mid-Atlantic states. To accommodate the additional business, we plan to open four new item processing centers, expand two existing centers and add approximately 200 new employees. Once we convert all of Sovereign Bank’s item processing and check imaging operations to our centers, Sovereign will be our largest customer. We anticipate that we will recognize more than $120 million in total revenue over the term of the agreement with Sovereign. We issued 375,000 shares of our common stock to Sovereign upon execution of the letter of intent in October 2002 for us to provide Sovereign with item processing and check imaging services and the value of the shares will be amortized over the term of the processing agreement.

Disappointing 2002 Results and the Outlook for 2003

We have previously stated in our SEC reports and prospectuses that because of the foregoing factors and other risk factors discussed in our reports, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. We also stated that our operating results were likely to fall below the expectations of securities analysts or investors in some future quarter, and that in that event, the trading price of our common stock would likely decline, perhaps significantly. Unfortunately, we did in fact “miss our numbers” for the fourth quarter of 2002, and our stock price has indeed fallen substantially.

A significant reason for our disappointing performance in the fourth quarter of 2002 was the poor performance of our merchant processing operations, particularly our iBill subsidiary. To address the issues in our merchant services business, in December 2002 we hired John Perry to develop a plan for all of our merchant operations. Mr. Perry has reviewed and revised the business plans for all of the merchant businesses and has identified cost reduction opportunities and synergies among the businesses. He also continued our move to ensure that our businesses and our customers are in compliance with all card association rules. Mr. Perry also has begun to refocus the sales force on financial institutions. As we announced earlier in March 2003, the result of all these changes is a newly restructured merchant operation that is known as InterCept Payment Solutions. As we move forward with this business plan, our merchant operations will operate as a single business unit, with a unified management team and a focused strategic direction.

Regarding our financial institution services segment, we continue to see sluggishness in item volumes, and believe that the economy continues to affect this area of our business. Through February 2003, our check volumes are approximately flat year-over-year. We do not anticipate much growth in this area for the next six months, as we believe that the economy and war concerns will continue to affect our business.

From a product development standpoint, we had no new major developments in our products in 2002, although we did release a new version of our BancPac software in the fourth quarter of 2002. Initial feedback from our customers has been very positive, and we believe that the enhanced functionality will help new sales in this area.

On customer service, we implemented an initiative in 2002 that we believe has greatly improved our customer service and will enhance future sales. We added a group of representatives that we refer to as account managers who were initially responsible for relationship management for our core processing customers. These new employees gave each core customer a single point of contact for all of their customer service issues, greatly improving our customer communications. With the relationships established, we expect these account managers to focus on driving revenue in 2003 and work on utilizing their relationships to cross-sell our other products. In addition, we have added our EFT customers to this initiative and believe this will improve that portion of our business as well.

In general, sales of in-house core processing systems continue to be very sluggish, but when combined with service bureau sales, total sales of core systems are basically flat year-over-year. Our pipeline continues to grow, but the sales cycle continues to be rather long. We have found that the decision makers at the financial institutions continue to be very cautious and conservative when making a decision to change systems.

We have seen the addition of several core processors entering the EFT business, which has created some pricing pressure in this area. We have had to reduce pricing in some cases to make new sales or retain customers. We believe that the sluggishness we experienced in the fourth quarter was due to the slow holiday season and that the lower volumes are not recurring in nature.

Because we are not a bank, we cannot belong to or directly access the Visa and MasterCard credit card associations or the ACH payment network. To provide transaction services, we must be designated a certified processor by, and be a member service provider of, MasterCard and be designated as an internet payment services provider of Visa. In cases of fraud or disputes between cardholders and merchants, we face charge-backs when cardholders dispute items for which they have been billed. Charge-backs may arise from the unauthorized use of the cardholder's name or bank account information or from a cardholder's claim that a merchant failed to perform. If a billing dispute between a credit card holder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant, and the purchase price is refunded to the cardholder. If our charge-back rate becomes excessive, credit card associations can fine us or terminate our ability to accept credit cards for payment. We withhold certain merchant payouts to cover our potential liability for merchant processing card activities including potential charge-back penalties.

As noted above we acquired the iBill assets from Internet Billing Company, Ltd. (“Old iBill”) in April 2002. On February 11, 2003, we amended the iBill asset purchase agreement to settle outstanding issues related to the $10.5 million remaining in the purchase price escrow that secured representations and warranties of the former owners, including those related to potential Visa and MasterCard fines for excessive charge-backs. Under the amendment, we received $8.0 million from the escrow, and the former owners of Old iBill received the $2.5 million then remaining in the escrow. In the amendment, the former owners also agreed to eliminate the earnout provisions in the purchase agreement. We agreed to indemnify the former owners for any claims resulting from processing-related activities that occurred before April 8, 2002.

We process MasterCard and Visa transactions through First Data. On March 14, 2003, First Data was notified by MasterCard of an estimated assessment with respect to iBill’s noncompliance with MasterCard’s charge-back rules. First Data notified us that MasterCard has reviewed the historical charge-back percentages for InterCept and Old iBill for the period from January 1, 2001 through February 28, 2003 and has determined that those percentages exceeded MasterCard’s limits. On March 31, 2003, First Data notified us that MasterCard had determined the final amount of the assessment to be $5.85 million. Of the $5.85 million, $3.5 million was recorded as an adjustment of the iBill purchase price, $1.9 million was recorded as an expense for the quarter ended December 31, 2002 and $450,000 will be recorded during the first quarter of 2003. As of December 31, 2002, First Data was holding a reserve of approximately $12.0 million of money owned to us to cover our potential liability for merchant processing card activities, including potential charge-back penalties. This $12.0 million amount is included in Other Noncurrent Assets in the balance sheet contained in our consolidated financial statements. The MasterCard fine will be deducted from that amount. We believe that First Data will maintain a reserve of approximately $5.0 million going forward and will refund any excess from the reserve to us.

We also face the possibility of fines from Visa for similar charge-back violations. Before our April 2002 acquisition of the iBill assets, Visa fined Old iBill for excessive charge-backs in the months of August and September of 2001 and January and February of 2002 in the aggregate amount of approximately $4.5 million. Old iBill also exceeded the Visa charge-back allowed rate in March 2002, and iBill exceeded the allowed charge-back rate in November 2002. In addition, Visa may deem us to have exceeded its charge-back levels in other months, but no fines have been assessed by Visa to date. We have concluded that Visa fines in excess of amounts withheld by us from merchant payouts are not probable, and accordingly, we have not recorded a liability under SFAS No. 5. Any fines could materially adversely affect our financial condition or results of operations.

We also face the possibility of fines from Visa and MasterCard for similar charge-back violations if we fail to comply with MasterCard and Visa charge-back rules in the future and if Visa and/or MasterCard decide to impose fines. We cannot predict with certainty whether Visa and MasterCard will fine us, and if so, the amounts of those fines. Any fines could materially adversely affect our financial condition and result of operations.

As detailed in Note 4 to our consolidated financial statements included in this annual report, we recorded an impairment charge of $20.0 million for the year ended December 31, 2002 due to the impairment of certain intangibles related to the acquisitions of iBill and EPX. In our conference call on March 5, 2003 (a transcript of which we filed as an exhibit to a Current Report on Form 8-K filed on March 6), we stated that this impairment charge, coupled with the one-time charge of $5.4 million related to the sale of Netzee, would result in our being in default under a financial covenant in our $50.0 million senior credit facility with Wachovia. The Wachovia facility has an outstanding balance of approximately $32.7 million as of March 28, 2003. As we noted in the conference call, we have been in discussions with Wachovia to amend the facility. We signed an amendment to the credit facility on March 31, 2003. This amendment, a copy of which is filed as an exhibit to this annual report, includes the following terms:

  Wachovia agreed to waive our compliance with the Funded Debt to EBITBA covenant under the credit agreement through the date of the amendment;
  we will pay interest at 2% over one-month LIBOR;
  the maturity date of the facility was changed to January 1, 2004 from June 1, 2004;
  we paid a $125,000 fee in connection with the amendment and agreed to pay additional fees of $250,000 each on July 1, 2003 and October 1, 2003 if the credit facility is still in effect on those dates;
  we are required to maintain borrowing availability under the credit facility in an amount not less than $10 million through September 30, 2002 (thus the outstanding balance cannot exceed $40.0 million) and in an amount not less than $20 million thereafter (thus the outstanding balance cannot exceed $30.0 million); and
  the Funded Debt to EBITDA covenant has been eliminated and replaced with required minimum EBITDA amounts for each of the second and third quarters of 2003.

Because the Wachovia facility matures on January 1, 2004 and other payments to Wachovia are required if the facility remains outstanding, our goal is to refinance the Wachovia facility as soon as practicable with another lender or to obtain other financing. Although we believe we will be able to find other financing and pay off Wachovia, we cannot assure you that any such new financing will have terms comparable to those of the Wachovia facility. Any refinancing may be for a lower principal amount than the amount available under the Wachovia facility, and it may have less attractive terms.

We expect a higher level of capital expenditures and other costs in the first half of the year related to the commencement of item processing services for Sovereign Bank. We expect most of the quarter-over-quarter revenue increase from the Sovereign contract to occur in the fourth quarter of 2003.

As a result of the foregoing, in 2003 we expect to be less active in acquiring other businesses than we have been in the past, and we intend to focus on improving our existing operations.

Results of Operations

The following table sets forth the percentage of revenues represented by certain items in our consolidated statements of operations for the indicated periods.

	Year Ended December 31,

	2000	2001	2002

Revenues	100.0%	100.0%	100.0%

Costs of services	42.7	46.0	50.0
Selling, general and administrative expenses	36.3	30.3	33.0
Depreciation and amortization	5.9	8.2	6.9
Impairment charge	0	0	8.8

Total operating expenses	84.9%	84.5%	98.7%

Operating income	15.1%	15.5%	1.3%
Other income, net	15.9%	1.9%	0.8%

Income before provision (benefit) for income taxes, equity in loss of affiliate and minority interest	31.0%	17.4%	2.1%

Provision (benefit) for income taxes	(3.3)	2.2	(0.6)
Equity in loss of affiliate	(41.2)	(12.0)	(3.7)
Minority interest	(0.1)	0.0	0.0

Net income (loss)	(7.0)	3.2	(1.0)

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues. Revenues increased 61.7% to $226.7 million for the year ended December 31, 2002 from $140.2 million for the year ended December 31, 2001. The $86.5 million increase was primarily related to:

(a)       $52.5 million generated by an increase in merchant services, primarily due to the acquisitions of iBill and EPX during 2002,

(b)      $29.4 million generated by an increase in financial institution services income and

(c)       $4.6 million generated by an increase in customer reimbursements.

The $29.4 million increase in financial institution service income is comprised of:

(a)       a $28.7 million increase in service fee income and

(b)      a $1.5 million increase in data communications income,

      offset by

(c)       a decrease of $770,000 in hardware sales.

These increases are attributable to both internal growth and acquisitions. The revenue growth is primarily due to volume increases rather than price increases.

Costs of Services. Costs of services increased 76.0% to $113.4 million for the year ended December 31, 2002 from $64.4 million for the year ended December 31, 2001. The $49.0 million increase was primarily attributable to:

(a)       an increase of $25.7 million related to merchant services income, primarily due to the acquisitions of iBill and EPX during 2002, including a $1.9 million MasterCard assessment,

(b)      $18.7 million related to financial institution services income and

(c)       $4.6 million generated by an increase in customer reimbursements.

The $18.7 million increase in costs related to financial institution services income is comprised of:

(a)      an $18.9 million increase in service fee costs and

(b)      a $200,000 increase in costs of data communications, offset by

(c)      a decrease in hardware costs of $400,000.

The increases are attributable to both internal growth and acquisitions. Gross margins decreased to 50.0% for the year ended December 31, 2002 from 54.0% for the year ended December 31, 2001. This decrease is partially due to the requirement of EITF 01-14 to include customer reimbursements, which have no gross margin, as revenue. We had $14.0 million in customer reimbursements in 2002. The decrease is also a result of lower margins associated with InterCept Output Solutions – the assets we acquired from Holmes and Shaw, Inc. in October 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 75.9% to $74.8 million for the year ended December 31, 2002 from $42.5 million for the year ended December 31, 2001. The $32.3 million increase included (a) $21.5 million related to merchant processing service expenses primarily related to the acquisitions of iBill and EPX and (b) $10.8 million of financial institution service expenses. The increase in financial institution service expenses is primarily due to personnel added from acquisitions, additional personnel to support our growth and other miscellaneous expenses. Selling, general and administrative expenses as a percentage of revenues increased to 33.0% for the year ended December 31, 2002 from 33.0% for the year ended December 31, 2001, which is also due to the acquisitions of iBill and EPX.

Depreciation and Amortization. Depreciation and amortization increased 35.7% to $15.6 million for the year ended December 31, 2002 from $11.5 million for the year ended December 31, 2001. The $4.1 million increase was primarily attributable to $5.0 million due to the acquisitions of iBill and EPX and additional property, plant and equipment depreciation, offset by the reduction of amortization due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Impairment Charge. We recorded an impairment charge of $20.0 million for the year ended December 31, 2002 due to the impairment of certain intangibles related to the 2002 acquisitions of iBill and EPX. See Note 4 to our consolidated financial statements for a description of these intangibles and the charge related to each one. There was no impairment charge for the year ended December 31, 2001.

Operating Income. For the foregoing reasons, operating income decreased $18.9 million to $2.9 million for the year ended December 31, 2002 from $21.8 million for the year ended December 31, 2001. As a percentage of revenues, operating income decreased to 1.3% for the year ended December 31, 2002 from 15.5% for the year ended December 31, 2001.

Interest and Other Income, net. Interest and other income decreased $807,000 to $1.9 million for the year ended December 31, 2002 from income of $2.7 million for the year ended December 31, 2001. The decrease was primarily due to increased interest expense related to the higher outstanding balance on our line of credit with Wachovia Bank.

Provision (Benefit) for Income Taxes. The effective tax rate for the year ended December 31, 2002 was 35.8% compared to 41.4% for the year ended December 31, 2001. The effective tax rate includes $2.7 million of a tax benefit that we recorded on the equity losses of Netzee and $7.8 million that we recorded on the impairment charge.

Equity in Loss of Affiliate. Equity in loss of affiliate was $8.3 million for the year ended December 31, 2002 and $16.8 million for the year ended December 31, 2001. This amount represents our share of Netzee’s losses in 2001 and 2002 as well as our share of the loss due to the purchase of substantially all of Netzee’s assets by Certegy, Inc. on December 31, 2002. In January 2003, we received approximately $2.3 million in payment towards the line of credit and $473,000 upon redemption of our shares of Netzee common stock. We recorded a one time charge of approximately $5.4 million associated with the sale of Netzee to Certegy.

Minority Interest. Minority interest in income increased $12,000 to $31,000 for the year ended December 31, 2002 from $19,000 for the year ended December 31, 2001. The increase was primarily due to increased profits in ProImage’s operations.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues. Revenues increased 88.2%, to $140.2 million for the year ended December 31, 2001 from $74.5 million for the year ended December 31, 2000. The $65.7 million increase was primarily related to:

(a)       $59.3 million generated by an increase in service fee income,

(b)      $1.4 million generated by an increase in data communications management income,

(c)       $410,000 generated by additional hardware sales and

(d)      an increase of $4.6 million in customer reimbursements.

These increases are attributable to both internal growth and acquisitions. The revenue growth is primarily due to volume increases rather than price increases as price increases are generally limited to CPI increases.

Costs of Services. Costs of services increased 102.5% to $64.4 million for the year ended December 31, 2001 from $31.8 million for the year ended December 31, 2000. The $32.6 million increase was primarily attributable to:

(a)       an increase of $26.5 million related to service fee income,

(b)      $1.1 million related to data communications management,

(c)       $374,000 generated by additional hardware sales and

(d)      an increase of $4.6 million in customer reimbursements.

As a percentage of revenues, costs of services increased to 46.0% for the year ended December 31, 2001 from 42.7% for the year ended December 31, 2000, primarily due to the acquisitions of SLM and HSI, which had gross margins which were less than InterCept’s historical gross margin percentages.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 57.3% to $42.5 million for the year ended December 31, 2001 from $27.0 million for the year ended December 31, 2000. The $15.5 million increase was primarily due to additional personnel, facilities and infrastructure to support our growth and acquisitions and other miscellaneous expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 30.3% for the year ended December 31, 2001 from 36.3% for the year ended December 31, 2000, which was attributable to (a) increased leverage in our business model and (b) the acquisitions of SLM and HSI, which had lower selling, general and administrative expenses as a percentage of revenues than InterCept.

Depreciation and Amortization. Depreciation and amortization increased 161.4% to $11.5 million for the year ended December 31, 2001 from $4.4 million for the year ended December 31, 2000.

Operating Income. For the foregoing reasons, operating income increased $10.5 million to $21.8 million for the year ended December 31, 2001 from $11.3 million for the year ended December 31, 2000. As a percentage of revenues, operating income increased to 15.5% for the year ended December 31, 2001 from 15.1% for the year ended December 31, 2000.

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

Provision (Benefit) for Income Taxes. The effective tax rate for the year ended December 31, 2001 was 41.4% as compared to 32.1% for the year ended December 31, 2000. The decrease in rate is mainly due to state tax planning initiatives implemented in 2001.

Equity in Loss of Affiliate. Equity in loss of affiliate was $16.8 million for the year ended December 31, 2001 and $30.7 million for the year ended December 31, 2000. This amount represents our share of Netzee’s losses.

Minority Interest. Minority interest in income decreased $10,000 to $20,000 for the year ended December 31, 2001 from $30,000 for the year ended December 31, 2000. The decrease was primarily due to reduced profits in ProImage’s operations.

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

Cash and cash equivalents were $24.1 million at December 31, 2002. Short-term investments with a maturity of one year or less were $19.2 million at December 31, 2002. Net cash provided by operating activities was $45.9 million for the year ended December 31, 2002, $17.7 million for the year ended December 31, 2001 and $9.0 million for the year ended December 31, 2000. The increase in the net cash provided by operating activities was primarily attributable to increased net income, depreciation and amortization and client payouts.

Net cash used in investing activities was $108.8 million for the year ended December 31, 2002, $106.9 million for the year ended December 31, 2001 and $60.8 million for the year ended December 31, 2000. The increase in net cash used in investing activities was primarily due to the acquisitions of iBill, EPX and certain assets of ACS during 2002.

Net cash provided by financing activities was $62.0 million for the year ended December 31, 2002, $106.1 million for the year ended December 31, 2001 and $57.7 million for the year ended December 31, 2000. The decrease in net cash provided by financing activities was primarily due to the repayment of debt with the proceeds from the maturity of several certificates of deposit.

Together with John H. Harland Company, we provided to Netzee an $18.0 million revolving line of credit secured by substantially all of its assets. On December 31, 2002, Netzee sold substantially all of its assets to Certegy, Inc. We received approximately $2.3 million in payment towards the line of credit and $473,000 in payment for our shares of Netzee common stock. We recorded a one time charge of approximately $5.4 million associated with the sale of Netzee to Certegy.

On December 3, 2001, we entered into a loan agreement with SLM under which we loaned SLM $7.0 million in exchange for cash and settlement of other indemnification amounts that SLM owed to us. The SLM loan agreement was amended on September 30, 2002. Under the amended loan agreement, the principal increased to $7.4 million, bearing interest at the prime rate plus 2%. The SLM loan matures on June 30, 2003 and is secured by 401,954 shares of InterCept common stock. The loan requires mandatory prepayments from the proceeds of sales of Intercept common stock by SLM until the loan is repaid in full. At December 31, 2002, the balance on the loan was $7,485,000 including accrued interest of $121,000. The amended loan agreement required SLM to pay us on January 2, 2003 the interest that had accrued on the loan through that date. (The remaining interest is due at the loan maturity date.) On January 21, 2003, SLM paid us $551,000 from the sale by SLM of 30,000 shares of our common stock, which satisfied the interest payment due on January 3, 2003. The 401,594 Intercept shares that secure the remaining $6.9 million principal balance owed by SLM are valued at approximately $1.7 million as of March 17, 2003.

During 2001, we entered into an amended and restated credit facility with Wachovia Bank, National Association (formerly named First Union National Bank). Under this $50.0 million facility, as amended on March 31, 2003, we are required to maintain borrowing availability under the credit facility in an amount not less than $10 million through September 30, 2003 (thus the outstanding balance cannot exceed $40.0 million) and in an amount not less than $20 million thereafter (thus the outstanding balance cannot exceed $30.0 million). The Wachovia credit facility contains provisions that require us to maintain certain financial ratios and minimum net worth amounts and that restrict our ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay dividends. As amended, this credit facility matures on January 1, 2004. Interest is payable monthly, and outstanding principal amounts accrue interest at an annual rate equal to the one-month LIBOR rate plus 2.0%. On March 28, 2003, the interest rate under this facility was approximately 2.81% per year, and approximately $32.7 million was outstanding under this facility.

On July 1, 2002, we entered into a $10.0 million loan agreement with Wachovia. We paid Wachovia a $200,000 commitment fee for this loan on July 1, 2002. The loan accrued interest at the one-month LIBOR rate plus applicable margins and it was originally scheduled to mature on September 28, 2002. We used the majority of the proceeds from this loan to purchase the item and remittance processing assets of ACS. We repaid $5.0 million of the note during November 2002 and entered into an agreement with Wachovia to extend the maturity date for the remaining $5.0 million to February 28, 2003. We repaid the remaining $5.0 million to Wachovia on January 16, 2003.

We are seeking to refinance the Wachovia facility with another lender and we believe we will be able to do so. Any refinancing may be for a lower principal amount than the amount available under the Wachovia facility, and it may have less attractive terms.

During 2002, we borrowed $30.0 million from The Peoples Bank of Winder, Georgia and $6.7 million from The Bankers Bank. Interest was payable monthly at prime minus .375% (3.88% at December 31, 2002) under both notes. The notes were secured by certificates of deposit pledged by us and were payable in full on December 31, 2002. We have repaid the $200,000 loan from The Bankers Bank, when the final certificate of deposit that secured that loan matured. During 2002, we repaid approximately $11.8 million of the loan from The Peoples Bank. On January 6, 2003, we borrowed $18.2 million from The Bankers Bank to repay the loan to The Peoples Bank. The second Bankers Bank loan matures on August 31, 2003 and is fully secured by certificates of deposit that were previously pledged to the Peoples Bank. As of December 31, 2002, the balance due to The Bankers Bank was $18.2 million.

We funded the cash portion of the purchase price of our acquisitions in 2001 through the use of cash on hand, including the proceeds of our 2001 public offering of common stock, and borrowings under our bank credit facility. In 2002, we used cash on hand, proceeds from our line of credit with Wachovia and proceeds from the loan from The Peoples Bank of Winder, Georgia, to fund the purchase price of iBill.

We used an additional $13.0 million to fund immediate working capital needs of EPX. To provide the cash needed for these purposes, we borrowed on our Wachovia credit facility, borrowed additional funds from The Bankers Bank secured by certificates of deposit that we owned, and used the remaining net proceeds from our 2001 public offering of common stock.

Because InterCept is not a bank, it cannot belong to or directly access the Visa and MasterCard credit card associations or the ACH payment network. To provide transaction processing services, InterCept must be designated a certified processor by, and be a member service provider of, MasterCard and be designated as an internet payment services provider of Visa. In cases of fraud or disputes between cardholders and merchants, InterCept faces charge-backs when cardholders dispute items for which they have been billed. Charge-backs may arise from the unauthorized use of the cardholder’s name or bank account information or from a cardholder’s claim that a merchant failed to perform. If a billing dispute between a credit card holder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant, and the purchase price is refunded to the cardholder. If InterCept’s charge-back rate becomes excessive, credit card associations can fine InterCept or terminate InterCept’s ability to accept credit cards for payment. InterCept withholds certain merchant payouts for a period of six months to cover its potential liability for merchant processing card activities including potential charge-back penalties.

As noted above, we acquired the iBill assets from Internet Billing Company, Ltd. (“Old iBill”) in April 2002. On February 11, 2003, we amended the iBill asset purchase agreement to settle outstanding issues related to the $10.5 million remaining in the purchase price escrow that secured representations and warranties of the former owners, including those related to potential Visa and MasterCard fines for excessive charge-backs. Under the amendment, we received $8.0 million from the escrow, and the former owners of Old iBill received the $2.5 million then remaining in the escrow. In the amendment, the former owners also agreed to eliminate the earnout provisions in the purchase agreement. We agreed to indemnify the former owners for any claims resulting from processing-related activities that occurred before April 8, 2002.

We process MasterCard and Visa transactions through First Data. On March 14, 2003, First Data was notified by MasterCard of an estimated assessment with respect to iBill’s noncompliance with MasterCard’s charge-back rules. First Data notified us that MasterCard has reviewed the historical charge-back percentages for InterCept and Old iBill for the period from January 1, 2001 through February 28, 2003 and has determined that those percentages exceeded MasterCard’s limits. On March 31, 2003, First Data notified InterCept that MasterCard had determined the final amount of the assessment to be $5.85 million. Of the $5.85 million, $3.5 million was recorded as an adjustment of the iBill purchase price, $1.9 million was recorded as an expense for the quarter ended December 31, 2002 and $450,000 will be recorded during the first quarter of 2003. As of December 31, 2002, First Data was holding a reserve of approximately $12.0 million of money owed to us to cover our potential liability for merchant processing card activities, including potential charge-back penalties. This $12.0 million amount is included in Other Noncurrent Assets in the balance sheet contained in our consolidated financial statements. The MasterCard fine will be deducted from that amount. We believe that First Data will maintain a reserve of approximately $5.0 million going forward and will refund any excess from the reserve to us.

We also face the possibility of fines from Visa for similar charge-back violations. Before our April 2002 acquisition of the iBill assets, Visa fined Old iBill for excessive charge-backs in the months of August and September of 2001 and January and February of 2002 in the aggregate amount of approximately $4.5 million. Old iBill also exceeded the Visa charge-back allowed rate in March 2002, and iBill exceeded the allowed charge-back rate in November 2002. In addition, Visa may deem us to have exceeded its charge-back levels in other months, but no fines have been assessed by Visa to date. We have concluded that Visa fines in excess of amounts withheld by us from merchant payouts are not probable, and accordingly, we have not recorded a liability under SFAS No. 5. Any fines could materially adversely affect our financial condition or results of operations.

We also face the possibility of fines from Visa and MasterCard for similar charge-back violations if we fail to comply with MasterCard and Visa charge-back rules in the future and if Visa and/or MasterCard decide to impose fines. We cannot predict with certainty whether Visa and MasterCard will fine us, and if so, the amounts of those fines. Any fines could materially adversely affect our financial condition and result of operations

We have exhausted or shortly will exhaust the capital resources available to us, and as a result, our operating cash flows will be our principal source of short-term liquidity. We believe that to the extent that we rely on cash flows from operations to meet our short-term funding requirements, a decrease in demand for our products and services would not result in a material reduction in the availability of those funds. Because most of our customer contracts require the payment of monthly charges and have original terms of three to five years, we have a high percentage of recurring revenues.

As noted above, we are seeking to refinance the Wachovia facility with another lender before the Wachovia credit facility matures. Assuming that we are able to replace our Wachovia credit facility with a credit facility that provides at least $35 million in borrowing availability, we believe that borrowings from that facility and funds provided by operations will be sufficient to meet our anticipated capital expenditures and liquidity requirements for at least the next 12 months. Given the reduction in the amount available to be drawn under the Wachovia facility and the substantial capital and other expenses related to the Sovereign Bank agreement, however, our liquidity will be significantly curtailed during 2003 unless and until we replace the Wachovia facility with another credit facility with higher borrowing availability. We can give no assurances that we will obtain a replacement facility. If we do obtain a replacement facility, it may have a lower borrowing availability than the Wachovia facility, and it may have less attractive terms.

Historically, we have grown, in part, through strategic acquisitions. Assuming we are able to raise additional capital or obtain sufficient credit, we expect to make additional expenditures to make acquisitions and integrate the acquired companies. We can give no assurances with respect to the actual timing and amount of the capital we raise or of the acquisitions we may make with the capital so raised. In addition, we can give no assurance that we will complete any acquisitions on terms favorable to us, if at all, or that additional sources of financing will be available to us. As a result of the foregoing, in 2003 we expect to be significantly less active in acquiring other businesses that we have been in the past, and we intend to focus on improving our existing operations.

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

Revenue recognition

Revenues include service fees; debit and credit card processing fees; data communication management fees; revenues from equipment sales, installation and maintenance; software license fees; and software maintenance fees. We recognize service fee income and data communication management fees as services are performed. We recognize revenue from equipment sales and installations upon installation of the product, and we recognize any related maintenance revenue ratably over the period during which the services are performed. We also generate revenues from the licensing of our core data processing systems. We recognize revenue for licensing these systems in accordance with Statement of Position 97-2, “Software Revenue Recognition,” using the residual method prescribed in SOP 98-9 issued by the American Institute of Certified Public Accountants. We recognize software license, hardware and installation revenue after we have a signed non-cancelable license agreement, have installed the products and have fulfilled all significant obligations to the customer. We recognize maintenance fees over the term of the maintenance period. We sell some of our software and hardware products under five-year, sales-type lease agreements under which customers make annual installment payments. These annual payments include the initial installation and an ongoing license fee. Revenue attributable to installation fees and the sale of equipment is recognized upon installation. License fees are deferred and recognized ratably over the period of the lease.

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

Commitments and Contingencies

We record commitments and contingencies in accordance with SFAS No. 5. SFAS No. 5 requires that when a loss contingency exists, the likelihood that the contingency will result in the impairment of an asset or the incurrence of a liability be identified as remote, reasonably possible or probable. The identification as remote, reasonable possible or probable and whether the amount can be reasonably estimated determines whether the potential loss is recorded in the financial statements or disclosed in the notes to the financial statements or both.

As described in detail above in Liquidity and Capital Resources, we have been fined by MasterCard and may be fined by Visa.  On March 14, 2003, First Data was notified by MasterCard of an estimated assessment with respect to iBill’s noncompliance with MasterCard’s charge-back rules.  First Data notified us that MasterCard has reviewed the historical charge-back percentages for InterCept and Old iBill for the period from January 1, 2001 through February 28, 2003 and has determined that those percentages have exceeded MasterCard’s limits. On March 31, 2003, First Data notified InterCept that MasterCard had determined the final amount of the assessment to be $5.85 million. Of the $5.85 million, $3.5 million was recorded as an adjustment of the iBill purchase price, $1.9 million was recorded as an expense for the quarter ended December 31, 2002 and $450,000 will be recorded during the first quarter of 2003.  As of December 31, 2002, First Data was holding a reserve of approximately $12.0 million of money owed to us to cover our potential liability for merchant processing card activities, including potential charge-back penalties.  This $12.0 million amount is included in Other Noncurrent Assets in the balance sheet contained in our consolidated financial statements.  The MasterCard fine will be deducted from that amount.

We have concluded that the probability of Visa fines in excess of amounts withheld from merchant payouts is reasonably possible, but not probable, and accordingly, we have not recorded a liability under SFAS No. 5.  We cannot predict with certainty whether or when Visa will fine us, and if so, the amounts of those fines.

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

Fair value of assets acquired and liabilities assumed in purchase combinations

Our purchase combinations require us to estimate the fair value of the assets acquired and liabilities assumed in our business. In general, we determine the fair value based upon information supplied by the management of the acquired entities and valuations by independent appraisal experts. The valuations have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. In connection with our acquisitions, we have recorded a significant amount of intangible assets. These assets are being amortized over the expected economic lives of the assets, generally ranging from five to 20 years. We are required to evaluate the remaining useful lives of our intangible assets that are being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. We are also required to test the carrying amount of these assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

During the fourth quarter of 2002, our revenues and earnings for our merchant services segment fell below original estimates due to several factors, including the implementation of new credit card association rules in November 2002, the termination of certain merchants due to noncompliance with credit card association rules and the transfer of iBill’s transaction processing from EPX to a third party processor. As a result, we determined that the carrying amounts of intangible assets in the merchant services segment may not be recoverable. We estimated the undiscounted future cash flows associated with the assets and compared the amounts to the carrying values of the assets. Based on this comparison, we determined that certain assets were impaired. In order to quantify the impairment loss, we estimated the fair value of the assets based on the discounted future cash flows associated with the assets and recorded an impairment loss of $20.0 million equal to the difference in the fair value and carrying amount of the assets. We also evaluated the remaining useful lives of our intangible assets subject to amortization. Based on changes in merchant attrition rates in the EPX reporting unit, we have shortened the useful life of EPX customer relationships from 20 years to 10 years. We will amortize the revised carrying amount after the impairment loss above based on a 10-year life. We concluded that the remaining useful lives of all other intangible assets were appropriate as of December 31, 2002. We will continue to evaluate these lives on an annual basis, and if we determine that we have over-estimated the economic life of these assets, we will begin to amortize the remaining unamortized carrying value of the assets over the newly estimated life. Accordingly, depreciation and amortization expense could be increased, and the amount of any increase could be material to our results of operations.

We also recorded a significant amount of goodwill in connection with our acquisitions. Through the end of 2001, we evaluated goodwill for impairment whenever indicators of impairment existed based on undiscounted projected future cash flows. If the carrying value of the goodwill were less than the undiscounted projected future cash flows, no impairment would be recognized. Beginning in 2002, we are required to evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. The evaluation will be based upon a comparison of the estimated fair value of the unit of our business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation will be estimated based upon discounted future cash flow projections for the unit as well as comparable industry revenue and earnings multiples. These cash flow projections will be based on a number of assumptions as discussed above.

Investment in and Advances to Netzee

Until December 31, 2002, we owned approximately 28% of Netzee’s common stock. We accounted for our investment in Netzee using the equity method of accounting, under which the operations of Netzee were recorded on a single line item in our statements of operations, “equity in loss of affiliate.” We did not consolidate Netzee’s results of operations with our results of operations.

We reviewed our investment in Netzee in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” APB Opinion No. 18 provides that “a loss in value of an investment which is other than a temporary decline should be recognized.” We compared our carrying value of the investment to the fair market value of the stock over time in order to determine when a loss in value that is other than temporary has occurred. For the three months ended March 31, 2002, we continued to record equity method losses in Netzee, resulting in the reduction of our investment in common stock of Netzee to zero.

Beginning in the second quarter of 2002, we then applied EITF 99-10, “Percentage Used to Determine the Amount of Equity Method Losses,” which addresses the percentage of ownership that an investor should use to compute equity method losses when the investment in a company’s common stock has been reduced to zero and the investor holds other securities of the company such as preferred stock or loans to the company. Netzee had preferred stock outstanding; we owned none of that preferred stock. Netzee also had an $18.0 million line of credit, of which we loaned or were obligated to loan approximately 78%. Under EITF 99-10, we did not record any additional equity method losses until the preferred stockholders had reduced their investments to zero by absorbing $7.8 million of losses. During the three months ended September 30, 2002, we used our relative ownership percentage in the next most senior level of capital – the line of credit – to record our share of Netzee’s losses. On December 31, 2002, Certegy, Inc. acquired substantially all of the assets of Netzee. We received approximately $2.3 million in payment on our line of credit and $473,000 for our Netzee stock resulting in a loss of $5.4 million. This loss is included in equity in loss of affiliate.

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

Our internal growth and acquisitions since our initial public offering in June 1998 have placed great demands on our business, particularly our managerial, operational and financial personnel and systems. For example, we have grown from approximately 170 employees on March 31, 1998 to approximately 1,995 employees on March 26, 2003. Additional internal growth and acquisitions may further strain our resources. We can provide no assurances that our systems, procedures, controls and existing facilities will be adequate to support the expansion of our operations, while maintaining adequate levels of customer service and satisfaction. Our future operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. Our failure to respond to and manage changing business conditions as we expand could diminish the quality of our products and services, result in the loss of customers and weaken our operating results.

The failure to sustain our current growth rates or to achieve expected growth rates could adversely affect the price of our common stock.

We have experienced significant growth since our inception. Our revenues have increased from $33.3 million in 1998 to $226.7 million for 2002. This revenue growth is attributed to both internal growth of our business, as well as revenue growth achieved through acquisitions we have completed. Our growth rate declined in the fourth quarter of 2002, and we failed to achieve growth rates expected by stock market analysts. Our stock price has declined substantially. Either our internal growth rate or our total growth rate, or both, may again decline in the future due to factors within or beyond our control. Our failure to sustain our growth rates, or achieve growth rates expected by stock market analysts, could again have a material adverse impact on the trading price of our common stock.

Our acquisitions have resulted and could again result in integration difficulties, unexpected expenses, diversion of management’s attention and other negative consequences.

As part of our growth strategy, we have made numerous acquisitions since our initial public offering in June 1998, and in 2002 we acquired iBill, EPX (now InterCept Payment Solutions) and the item processing assets of ACS. Assuming we have access to adequate levels of debt and equity capital, we plan to continue to acquire complementary businesses, products and services as a key element of our growth strategy. We must integrate the technology, products and services, operations, systems and personnel of acquired businesses with our own and attempt to grow the acquired businesses as part of our company. The integration of other businesses is a complex process and places significant demands on our management, financial, technical and other resources. The successful integration of businesses we have acquired in the past and may acquire in the future is critical to our future success. If we are unsuccessful in integrating these businesses, our financial and operating performance could suffer. The risks and challenges associated with the acquisition and integration of acquired businesses include:

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

We may be unable to integrate our acquisitions successfully with our operations on schedule or at all. We have been forced to deal with many of the risks listed above in connection with our acquisitions of iBill and EPX. We can provide no assurances that we will not incur large accounting charges or other expenses in connection with acquisitions. We have in fact incurred a large impairment charge in connection with our acquisitions of iBill and EPX, and we can provide no assurances that we can avoid incurring similar charges in the future if these businesses do not perform as we expect. Further, we can provide no assurances that acquisitions will result in cost savings or sufficient revenues or earnings to justify our investment in, or our expenses related to, these acquisitions.

The slower economy in the United States may continue to affect our operations adversely.

We continue to see sluggishness in item volumes in our financial institution services segment, and we believe that the economy continues to affect this part of our business. We believe that the economy and the unsettled international situation will continue to influence transaction volumes negatively. This problem may be exacerbated if the conflict with Iraq is not resolved quickly and if additional events of terrorism occur within the United States.

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

A significant part of our historic growth has been generated by acquisitions. We anticipate that a portion of our future growth may be accomplished through acquisitions, although we expect to focus on improving our current operations until we have access to the debt and equity capital we need to finance acquisitions. The success of our acquisition strategy depends upon our ability to identify suitable acquisition candidates, reach agreements to acquire these companies and obtain necessary financing on acceptable terms. In pursuing acquisition and investment opportunities, we may compete with other companies that have similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than we have. This competition may render us unable to acquire businesses that could improve our growth or expand our operations. This competition will be particularly strong, given our current stock price and limited access to capital.

The decline in our stock price may impair our ability to acquire other businesses.

We have financed the acquisitions we have completed since our initial public offering with a combination of our common stock, cash from common stock offerings, cash from our operations and borrowings made under our line of credit with Wachovia Bank. Because our stock price has declined substantially from its historical high in early 2002, the shareholders of businesses that we seek to acquire may be unwilling to accept our common stock in exchange for their businesses. As a result, we will be required to use larger portions of our line of credit (which may already be fully drawn for other purposes) or cash from operations to continue to complete acquisitions, which would decrease our working capital and increase our interest expense. Because we are required under our line of credit with Wachovia Bank to maintain borrowing availability under the credit facility in an amount not less than $10 million through September 30, 2003 (thus the outstanding balance cannot exceed $40.0 million) and in an amount not less than $20.0 (thus the outstanding balance cannot exceed $30.0 million) million thereafter, our ability to draw on this line of credit to acquire other businesses and assets has been substantially restricted. This could have a material negative impact on our financial performance and results of operations.

Our credit facility with Wachovia Bank restricts our ability to complete acquisitions without the bank’s consent.

We must comply with the financial and other covenants of the credit facility with Wachovia to be able to draw on our credit facility to fund our acquisitions. In addition, Wachovia must approve any acquisition by us that has a purchase price in excess of $10 million. If we are unable to borrow funds under our credit line, we may be unable to make acquisitions that could be helpful to our business.

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

We depend on WorldCom for various services, and its bankruptcy could negatively affect our business.

WorldCom provides various services to us, including frame relay circuits, network and internet backbone and collection for WEB 900 billing. If WorldCom’s services are interrupted for any reason, including its bankruptcy, we could experience a disruption in the services that we provide to our customers. Any interruption of services by WorldCom could force us to seek other vendors to provide these services, which could increase our costs, result in delays or disruptions in our own services or make it difficult or impossible to provide the services if we cannot engage another vendor. During the third quarter of 2002, iBill’s WEB 900 service provider, ICN Ltd., withheld certain amounts from iBill because WorldCom did not send the monies to ICN. InterCept reserved $2.4 million, which represents deposits held for WEB 900 billing, amounts that iBill has paid to its merchants but not received from ICN, and related gross profits. During the fourth quarter of 2002, ICN sold its receivables to a third party and paid us $288,000, which reduced the reserve to $2.1 million. We have fully reserved for this account receivable and are seeking to recover the amounts owed, but we can offer no assurances that these efforts will be successful.

If our products and services contain errors, we may lose customers and revenues and be subject to claims for damages.

Our new products and services, and enhancements to our existing products and services, may have undetected errors or failures, or could fail to achieve market acceptance, despite testing by our current and potential customers and by us. If we discover errors after we have introduced a new or updated product to the marketplace, we could experience, among other things:

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

Our failure to successfully convert existing customers to our new EFT platform or customer dissatisfaction with that platform could cause a loss of revenue.

The current mainframe computer that we use to run our EFT platform has reached its limit for expansion. In order to accommodate our anticipated growth in EFT transaction volume, we have substantially rewritten our EFT platform software to run on a Stratus mainframe computer. Although we have tested the new platform software, as we convert customers to this new platform, we could experience software errors or conversion problems. In addition, we could lose customers if they are dissatisfied with our new platform. If these errors or problems cause us to lose customers, it may cause a loss of revenue and adversely impact our business.

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

The introduction of new technologies and financial products and services can render existing technology products and services obsolete. We expect other vendors to introduce new products and services, as well as enhancements to their existing products and services, that will compete with our products and services. To be successful, we must anticipate evolving industry trends, continue to apply advances in technology, enhance our existing products and services and develop or acquire new products and services to meet the demands of our customers. We may not be successful in developing, acquiring or marketing new or enhanced products or services that respond to technological change or evolving customer needs. We may also incur substantial costs in developing and employing new technologies. If we fail to adapt to changes in technologies, we could lose customers and revenues, and fail to attract new customers or otherwise realize the benefits of costs we incur.

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

We do not believe that any of InterCept’s products infringe the proprietary rights of third parties. We cannot be sure, however, that others will not make infringement claims, and we have agreed to indemnify many of our customers against those claims. We anticipate that the number of infringement claims will increase as the number of products and services increases and the functionality of products in different industry segments overlaps. Any of those claims, whether with or without merit, could be time-consuming, result in costly litigation and may not be resolved on terms favorable to us.

Fluctuations in our operating results have negatively affected the trading price of our common stock and may do so again.

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

Many factors that affect our operating results are outside of our control. Because of these factors, it is likely that in some future period our financial results will again fall below the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline, perhaps significantly.

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

Since our incorporation in May 1996, we have completed numerous acquisitions, including several large acquisitions in 2002. We have a limited combined operating history, and our historical results of operations and our other financial information may not be an accurate indication of our future results of operations or prospects.

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

We may have difficulty in complying with a new Visa rule.

Visa implemented a new rule that became effective November 15, 2002. This rule identified iBill as an Internet payment service provider and required iBill to register all of its clients as “sponsored merchants.” A registration fee was assessed to iBill for each sponsored merchant, and iBill in turn collected a registration fee from its sponsored merchants in the United States. Under the rule, the geographic location of each sponsored merchant is disclosed to the Internet consumer. Additionally, we are not able to acquire transactions on behalf of foreign sponsored merchants, unless the transaction is from an acquirer within the sponsored merchant’s region. We have established relationships with a foreign bank to serve as iBill’s acquiring bank. If we fail to comply with the new Visa rule, Visa may fine our acquiring bank, which will in turn seek indemnification from us.

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

We have been informed that MasterCard has reviewed our charge-back percentages, has determined that those charge-back percentages have exceeded MasterCard’s limits and has imposed a fine of approximately $5.85 million on us. Continued fines of this magnitude would materially adversely affect our financial condition and results of operations. We also face the possibility of fines from Visa for similar chargeback violations.

We cannot predict with certainty, however, whether or when MasterCard or Visa will fine us, and if so, the amounts of those fines. In addition to the risk of possible fines, either or both MasterCard or Visa could terminate our ability to accept their credit cards for payment, which would materially adversely affect our financial condition and results of operations.

Changes in card association fees, products or practices could increase our costs or otherwise limit our operations.

In March 2002, MasterCard implemented a new rule that requires all banks that submit transactions on behalf of a merchant to have a valid merchant agreement with that merchant. This rule applies whether the card is presented directly to the merchant or to a third-party payment facilitator, such as iBill. MasterCard has notified iBill’s former and current acquiring banks for MasterCard transactions that iBill has acquired transactions from merchants without the required merchant agreements. As a result of this noncompliance, MasterCard has stated that it will impose assessments on the acquiring banks of $2,500 per day, retroactive to the day that the first noncompliant transaction was acquired through iBill. The total amount of this fine through February 28, 2002 is approximately $452,500. iBill anticipates that the acquiring banks will seek indemnification for this amount. MasterCard has also requested that iBill and its acquiring bank submit a plan for compliance with this rule and provide a listing of all merchants selling goods and services through iBill and the URLs associated with those merchants. Although iBill intends to submit the required plan to MasterCard, the failure to submit the plan or the submission of plan that does meet MasterCard’s requirements will result in additional fines and could result in the inability of iBill to process MasterCard transactions.

From time to time, Visa, MasterCard, Discover, American Express and Diners Club increase the organization and/or processing fees (known as interchange fees) that they charge for each transaction using their card. For example, in April 1999, Visa and MasterCard increased their fees by up to 10%. Competitive pressures might force us to absorb a portion of those increases in the future, which would increase our operating costs and reduce our margins. Furthermore, the rules and regulations of the various card associations and networks prescribe certain capital requirements for settlement banks. Any increase in that capital requirement may adversely affect a bank’s ability to serve as our settlement bank.

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

Our product features may infringe the patents of others, which could affect our business and profitability.

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

Our future profitability will depend, in part, on our ability to implement our strategy to increase adoption of our online payment methods. We can provide no assurances that the relatively new market for online payment mechanisms will remain viable. We expect to invest substantial amounts:

•    to drive merchant awareness of electronic payments;

•    to encourage merchants to sign up for and use our electronic payment products;

•    to enhance our infrastructure to handle seamless processing of transactions;

•    to continue to develop our technology;

•    to diversify our customer base; and

•    to establish international relationships.

We may fail to increase the adoption of our electronic payment methods as we intend, which would adversely affect revenues and cause our business to suffer.

We face strong competition in the merchant processing and online processing businesses.

In our online processing business, we compete with other online processing companies. In our merchant processing business, we compete with large merchant processors like Chase Merchant Services, National Processing Company, Paymentech, U.S. Bancorp/NOVA, First Data Corporation, Concord EFS and others. In each of these areas, many of our competitors have longer operating histories, greater name recognition and substantially greater resources than we do. We can provide no assurances that we will be able to compete successfully with these and other existing or new competitors.

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

Visa and MasterCard also have been sued in a class action case brought by merchants who allege that Visa and MasterCard’s tying rules – which require merchants who accept Visa and MasterCard credit cards to accept all cards associated with their logos, including debit cards – violate antitrust laws. The merchants contend that the Visa and MasterCard interchange fees for debit cards are too high and that they should be able to choose whether to accept those debit cards. If this class action lawsuit is successful and the interchange fees that Visa and MasterCard charge merchants are reduced, the revenues that we derive from interchange fees could be materially reduced.

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

We face risks in connection with our contract with Sovereign Bank.

In January 2003, we executed a definitive agreement with Sovereign Bank to provide Sovereign with item processing and check imaging services. Once we convert all of Sovereign Bank's item processing and check imaging operations to our centers, Sovereign will be our largest customer. We anticipate that we will recognize more than $120 million in total revenue over the term of the agreement with Sovereign. To accommodate the Sovereign business, we must incur substantial costs to open four new item processing centers, expand two existing centers and add approximately 200 new employees. Sovereign can terminate the agreement at any time for convenience and in that event would be required to pay us liquidated damages. Although the amount of those damages would be significant, they may not compensate us adequately for the loss of the business. Sovereign also has the ability to terminate the agreement without paying liquidated damages for various events of default that include Sovereign's reasonable belief that its prospects of receiving services from us are materially impaired due to the occurrence of a material adverse change, as defined in the agreement. Depending on when a termination of the Sovereign agreement occurred, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Various federal and state regulatory agencies examine our operations from time to time. These agencies can make findings or recommendations regarding various aspects of our operations, and we generally must follow those recommendations to continue our data processing operations. If we fail to comply with these regulations, our operations and processing revenues could be negatively affected.

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

Our executive officers and directors beneficially own approximately 20.9% of our outstanding common stock as of March 31, 2003. As a result, our executive officers and directors can exercise control over our company and have the power to influence the election of a majority of the directors, the appointment of management and the approval of actions requiring a majority vote of our shareholders. Their interests may conflict with our shareholders’ interest, and our executive officers and directors could use their power to delay or prevent a change in control, even if a majority of the shareholders desired a change.

Future sales of shares of our common stock may negatively affect our stock price.

To carry out our growth strategies, we may acquire other businesses and products using a combination of our stock and cash, and we may also sell additional shares of our stock to raise money for expanding our operations. Sales of substantial amounts of common stock in the public market or the prospect of such sales could adversely affect the market for our common stock. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2002, we had 19,976,764 shares of common stock outstanding and options outstanding to acquire an additional 4,261,877 shares of common stock. Additionally, we have reserved 500,000 shares of common stock for issuance pursuant to our employee stock purchase plan and approximately 1.4 million shares for options that may be granted in the future under our stock option plans, and issuances pursuant to these plans will also dilute our existing shareholders’ ownership interest in the company.

Georgia law, our articles of incorporation and bylaws and some of our employment agreements contain provisions that could discourage a third party from attempting to acquire our outstanding shares at a premium to the market price.

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

We cannot predict every event and circumstance that may adversely affect our business and, therefore, the risks and uncertainties discussed above may not be the only ones we face. The risks and uncertainties discussed above are in addition to those that apply to most businesses generally. In addition, as we continue to grow our business, we may encounter other risks of which we are not aware at this time. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates. Borrowings under our credit facility with Wachovia Bank accrue interest at a fluctuating rate based upon the LIBOR. As of March 28, 2003, approximately $ 32.7 was outstanding under this facility. Any future borrowings will increase our exposure to interest rate fluctuations. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies.

We owed $18.2 million to The Peoples Bank of Winder on December 31, 2002. On January 6, 2003 we borrowed $18.2 million from The Bankers Bank and repaid the amounts owed to The Peoples Bank of Winder. The loan is secured by certificates of deposit in amounts equal to the principal amounts of the loans. Interest on this loan is based on the prime rate. Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $182,000 per year.

We have loaned SLM $7.4 million. In January 2003, SLM repaid approximately $551,000 of this debt, leaving a balance of $6.9 million. Changes in interest rates that decrease the interest rate on this loan will decrease our interest income. Changes in interest rates that decrease the interest rate on this loan by 1.0% will decrease our interest income by approximately $69,000 per year.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

We refer you to the Independent Auditors’ Report (Deloitte & Touche LLP) and Copy of Report of Independent Public Accountants (Arthur Andersen LLP), and our Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders’ Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements, attached hereto as pages F-1 through F-28.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 18, 2002, we dismissed Arthur Andersen LLP as our independent public accountants. Our board of directors approved the decision to dismiss Andersen, upon recommendation of our Audit Committee. As of July 18, 2002, we engaged Deloitte & Touche LLP to serve as our new independent accountants for the fiscal year ended, December 31, 2002.

PART III

As permitted by applicable SEC rules, we have omitted some information required by Part III of this annual report because we will file a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the financial year covered by this annual report. Some information to be included in that proxy statement is incorporated by reference into this annual report.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated by reference from our proxy statement for the 2003 annual meeting of shareholders under the heading “Election of Directors.”

ITEM 11.         EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference from our proxy statement for the 2003 annual meeting of shareholders under the heading “Executive Compensation,” except for those portions relating to our compensation committee’s report on executive compensation and to our comparative performance.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference from our proxy statement for the 2003 annual meeting of shareholders under the heading “Security Ownership.”

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference from our proxy statement for the 2003 annual meeting of shareholders under the heading “Corporate Governance.”

ITEM 14.         CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of filing of this annual report on Form 10-K, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)       The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

2002 FINANCIAL STATEMENT SCHEDULES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of InterCept, Inc. and Subsidiaries:

We have audited the consolidated financial statements of Intercept, Inc. (“the Company”) as of December 31, 2002, and for the year then ended, and have issued our report thereon dated March 31, 2003 (which report expresses an unqualified opinion and includes explanatory paragraphs concerning the Company’s change in its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and the application of procedures relating to certain disclosures and reclassifications of financial statement amounts related to the 2001 and 2000 financial statements that were audited by other auditors who have ceased operations); such financial statements and report are included in your 2002 Annual Report to Stockholders and are included in this annual report on Form 10-K. Our audit also included the 2002 financial statement schedule of Intercept, Inc. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, the 2002 financial statement schedule, when considered in relation to the 2002 basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The financial statement schedule for the years ended December 31, 2002 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated March 29, 2002, that such 2001 and 2000 financial statement schedules, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole (prior to the disclosures and reclassifications referred to above), presented fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Atlanta, Georgia March 31, 2003

The following report of Arthur Andersen LLP (“Andersen”) is a copy of the report previously issued by Andersen on March 29, 2002. The report of Andersen is included in this annual report on Form 10-K pursuant to rule 2-02(e) of regulation S-X. Intercept has not been able to obtain a reissued report from Andersen. Andersen has not consented to the inclusion of its report in this annual report on Form 10-K. Because Andersen has not consented to the inclusion of its report in this annual report, it may be difficult to seek remedies against Andersen, and the ability to seek relief against Andersen may be impaired.

INDEPENDENT AUDITORS' REPORT

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

/s/ Arthur Andersen LLP
Atlanta, Georgia March 29, 2002

The following financial statement schedule of the registrant and related independent auditors’ report are included in this Report on Form 10-K:

Page
Independent Auditors’ Report	F-2
Schedule II-Valuation and Qualifying Accounts	48

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

The registrant owned 28% of the outstanding common stock of Netzee, Inc. as of December 31, 2002. The consolidated financial statements of Netzee, Inc. as of December 31, 2001 and 2002 and for each of the three years in the period ended on December 31, 2002, together with the report thereon of Deloitte & Touche LLP, dated March 31, 2003, are filed as Exhibit 99.2 to this Annual Report.

Schedule II Valuation and Qualifying Accounts (in thousands)

Description	Beginning Balance	Acquisition reserves	Charges to Expense	Deductions	Ending Balance

2000 Restructuring reserve related to acquisition	$51	$0	$0	$51	$0

2001 Restructuring reserve related to acquisition	$0	$0	$281	$52	$229

2002 Restructuring reserve related to acquisition	$229	$0	$403	$309	$323

Description	Beginning Balance	Acquisition Reserves	Charges to Expense	Writeoffs	Ending Balance

2000 Allowance for Doubtful Accounts	$386	$0	$903	($648)	$641

2001 Allowance for Doubtful Accounts	$641	$300	$918	($913)	$946

2002 Allowance for Doubtful Accounts	$946	$1,890	$1,756	($1,863)	$2,729

(b)       Reports on Form 8-K filed during the three months ended December 31, 2002:

Form 8-K dated October 3, 2002, filed on October 11, 2002, reporting under Item 7 a letter of intent with Sovereign Bank and the press release announcing the letter of intent.

Form 8-K dated November 14, 2002, filed on November 14, 2002, reporting under Item 7 the Statement under Oath of the Principal Executive and Financial Officers of InterCept, Inc. regarding facts and circumstances relating to Exchange Act filings for the three and nine months ended September 30, 2002.

Form 8-K dated November 4, 2002, filed November 19, 2002, reporting under Item 7 the press release and conference call announcing earnings for the three months ended September 30, 2002.

(c)       Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InterCept, Inc.
By:	/s/ JOHN W. COLLINS

John W. Collins Chairman and Chief Executive Officer
Date: March 31, 2003

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

Signature	Title	Date

/s/ JOHN W. COLLINS	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 31, 2003

John W. Collins

/s/ SCOTT R. MEYERHOFF	Senior Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)	March 31, 2003

Scott R. Meyerhoff

/s/ JON R. BURKE	Director	March 31, 2003

Jon R. Burke

/s/ BOONE A. KNOX	Director	March 31, 2003

Boone A. Knox

/s/ JOHN D. SCHNEIDER, JR.	Director	March 31, 2003

John D. Schneider, Jr.

/s/ GLENN W. STURM	Director	March 31, 2003

Glenn W. Sturm

Certification

I, John W. Collins, certify that:

1.        I have reviewed this annual report on Form 10-K of InterCept, Inc;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003	/s/ JOHN W. COLLINS

Date	John W. Collins Chairman of the Board and Chief Executive Officer (principal executive officer)

Certification

I, Scott R. Meyerhoff, certify that:

1.        I have reviewed this annual report on Form 10-K of InterCept, Inc;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003	/s/ SCOTT R. MEYERHOFF

Date	Scott R. Meyerhoff Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

INTERCEPT, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 2001 AND 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of InterCept, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of INTERCEPT, INC. (a Georgia corporation) AND SUBSIDIARIES (collectively, the “Company”) as of December 31, 2002 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of InterCept, Inc. and Subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, before the revisions described in Notes 2, 7 and 9 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 29, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of InterCept, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, on January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed above, the consolidated financial statements of InterCept, Inc. and Subsidiaries as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows:

•         As described in Note 2, the Company adopted the provisions of Emerging Issues Task Force 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”) and therefore revised certain revenues and expenses to conform to the presentation requirements of EITF 01-14. We audited the reclassifications described in Note 2 that were applied to conform the 2001 and 2000 financial statements to the comparative presentation required by EITF 01-14. Our audit procedures with respect to the 2001 and 2000 disclosures in Note 2 included (1) comparing the amounts shown as customer reimbursements in the Company’s statements of operations to the Company’s underlying accounting analysis obtained from management, and (2) on a test basis, comparing the amounts comprising customer reimbursements obtained from management to independent supporting documentation, and (3) testing the mathematical accuracy of the underlying analysis.

•         As described in Note 9, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 consolidated financial statements relating to reportable segments have been revised to conform to the 2002 composition of reportable segments. We audited the recomposition of reportable segments described in Note 9 that were applied to conform the 2001 and 2000 financial statements to the 2002 presentation. Our audit procedures with respect to the 2001 and 2000 disclosures in Note 9 included (1) comparing the amounts shown related to merchant processing in the Company’s statements of operations to the Company’s underlying accounting analysis obtained from management, and (2) testing the mathematical accuracy of the underlying analysis.

•         As described in Notes 2 and 7, these consolidated financial statements have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Notes 2 with respect to 2001 and 2000 included (1) comparing the previously reported net income/loss to the previously issued financial statements and the adjustments to reported net income/loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized as a result of initially applying SFAS 142 (including any related tax effects) to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net income/loss to reported net income/loss and the related earnings/loss per share. We have performed other audit procedures related to the 2001 disclosures in note 7.

In our opinion, such adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and reclassifications, and accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia March 31, 2003

The following report of Arthur Andersen LLP (“Andersen”) is a copy of the report previously issued by Andersen on March 29, 2002. The report of Andersen is included in this annual report on Form 10-K pursuant to rule 2-02(e) of regulation S-X. InterCept has not been able to obtain a reissued report from Andersen. Andersen has not consented to the inclusion of its report in this annual report on Form 10-K. Because Andersen has not consented to the inclusion of its report in this annual report, it may be difficult to seek remedies against Andersen, and the ability to seek relief against Andersen may be impaired.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To InterCept, Inc.:

We have audited the accompanying consolidated balance sheets of InterCept, Inc. (formerly The InterCept Group, Inc.) (a Georgia corporation) AND SUBSIDIARIES as of December 31, 2000 and 2001 (2000 as revised - see Note 2) and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001 (1999 and 2000 as revised - see Note 2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP
Atlanta, Georgia March 29, 2002

INTERCEPT, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2002
(in thousands, except share amounts)

	December 31, 2001	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,917	$24,071
Short-term investments	50,289	19,239
Accounts receivable, less allowance for doubtful accounts of $946 and $2,729 in 2001 and 2002, respectively	20,271	29,229
Current portion of advances to SLM	7,025	7,485
Deferred tax assets	1,470	2,536
Inventory and other	4,111	15,537
Prepaid expenses	4,862	6,782

Total current assets	112,945	104,879

PROPERTY AND EQUIPMENT, net	28,108	42,324

INTANGIBLE ASSETS, net	47,665	83,418

GOODWILL, net	80,539	216,144

ADVANCES TO NETZEE, (Note 15)	10,118	0

INVESTMENT IN AFFILIATE (Note 5)	1,462	0

OTHER NONCURRENT ASSETS	2,431	25,849

	$283,268	$472,614

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$0	$23,740
Accounts payable and accrued liabilities	10,143	19,364
Deferred revenue	9,315	11,825
Client payouts and reserves	0	58,740

Total current liabilities	19,458	113,669

LONG-TERM DEBT, less current maturities	465	39,425

DEFERRED TAX LIABILITY	2,867	3,832

DEFERRED REVENUE	445	376

Total liabilities	23,235	157,302

MINORITY INTEREST	222	253

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value; 1,000,000 shares authorized, none issued and outstanding in 2001 and 2002, respectively	0	0
Common stock, no par value; 50,000,000 shares authorized, 18,086,766 and 19,976,764 shares issued and outstanding in 2001 and 2002, respectively	243,293	301,152
Retained earnings	16,571	14,255
Accumulated other comprehensive loss	(53)	(348)

Total shareholders’ equity	$259,811	$315,059

	$283,268	$472,614

The accompanying notes are an integral part of these consolidated statements.

INTERCEPT, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002
(in thousands, except per share amounts)

	Year Ended December 31,

	2000	2001	2002

REVENUES:
Financial institution services	$68,258	$128,600	$157,976
Merchant services	1,381	2,172	54,700
Customer reimbursements	4,875	9,452	14,026

Total revenues	74,514	140,224	226,702

COSTS OF SERVICES (excluding Depreciation and Amortization):
Cost of financial institution services	26,906	54,938	73,678
Cost of merchant services	46	59	25,701
Customer reimbursements	4,875	9,452	14,026

Total costs of services	31,827	64,449	113,405

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	27,017	42,504	74,768
DEPRECIATION AND AMORTIZATION	4,403	11,483	15,617
IMPAIRMENT CHARGE	—	—	20,005
Total operating expenses	58,372	118,436	223,795

OPERATING INCOME	11,267	21,788	2,907
INTEREST EXPENSE	(202)	(540)	(2,385)
INTEREST AND OTHER INCOME, NET	12,027	3,207	4,245

INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, EQUITY IN LOSS OF AFFILIATE, AND MINORITY INTEREST	23,092	24,455	4,767
PROVISION (BENEFIT) FOR INCOME TAXES	(2,454)	3,144	(1,294)
EQUITY IN LOSS OF AFFILIATE	(30,710)	(16,848)	(8,346)
MINORITY INTEREST	(28)	(19)	(31)

NET INCOME (LOSS)	(5,192)	4,444	(2,316)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized investment losses arising during period	$(89)	$(56)	$(295)

Total comprehensive income (loss)	$(5,281)	$4,388	$(2,611)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.41)	$0.29	$(0.12)

Diluted	$(0.41)	$0.27	$(0.12)

The accompanying notes are an integral part of these consolidated statements.

INTERCEPT, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002
(in thousands, except share amounts)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

	Shares	Amount

BALANCE, December 31, 1999	10,450,472	$42,657	$92	$17,319	$60,068
Issuance of common stock in connection with exercise of stock options	100,172	707	0	0	707
Note received from shareholder for exercise of stock options	0	(208)	0	0	(208)
Interest earned on note receivable from shareholder	0	(8)	0	0	(8)
Issuance of common stock, net of expenses	2,650,000	65,528	0	0	65,528
Retirement of stock at cost	(3,505)	(32)	0	0	(32)
Net loss	0	0	0	(5,192)	(5,192)
Unrealized loss on investments, net	0	0	(89)	0	(89)
Income tax benefits related to exercises of stock options	0	696	0	0	696

BALANCE, December 31, 2000	13,197,139	109,340	3	12,127	121,470
Release of shares held in escrow related to acquisition	17,500	0	0	0	0
Issuance of common stock in connection with exercise of stock options	218,310	2,405	0	0	2,405
Interest earned on note receivable from shareholder	0	(5)	0	0	(5)
Repayment of note received from shareholder for exercise of stock options	0	221	0	0	221
Income tax benefits related to exercises of stock options	0	1,593	0	0	1,593
Issuance of common stock in connection with acquisitions	946,525	22,032	0	0	22,032
Net income	0	0	0	4,444	4,444
Unrealized loss on investments, net	0	0	(56)	0	(56)
Issuance of common stock in connection with the employee stock purchase plan	7,277	207	0	0	207
Issuance of stock to directors	15	1	0	0	1
Issuance of common stock, net of expenses	3,700,000	107,499	0	0	107,499

BALANCE, December 31, 2001	18,086,766	243,293	(53)	16,571	259,811
Issuance of common stock in connection with exercise of stock options	96,059	1,394	0	0	1,394
Income tax benefits related to exercises of stock options	0	786	0	0	786
Issuance of common stock in connection with acquisitions	1,349,877	50,904	0	0	50,904
Net loss	0	0	0	(2,316)	(2,316)
Unrealized loss on investments, net	0	0	(295)	0	(295)
Issuance of common stock in connection with the employee stock purchase plan	69,062	748	0	0	748
Issuance of common stock related to customer contract	375,000	4,027	0	0	4,027

BALANCE, December 31, 2002	19,976,764	$301,152	$(348)	$14,255	$315,059

The accompanying notes are an integral part of these consolidated statements.

INTERCEPT, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, 2002
(in thousands, except share amounts)

	Year ended December 31,

	2000	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($5,192)	$4,444	($2,316)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,348	4,437	7,110
Amortization	2,055	7,046	8,499
Amortization of loan costs	68	67	330
(Gain) loss on disposal of property and equipment	(15)	8	7
Minority interest	28	19	31
Deferred income tax provision	(7,735)	(3,981)	(2,476)
Income tax benefit related to the exercise of stock options	696	1,593	787
Gain due to Netzee equity transactions	(7,993)	(581)	(25)
Equity in loss of affiliate	30,710	16,848	8,346
WorldCom reserve	—	—	2,183
Intangible impairment	—	—	20,005

Changes in operating assets and liabilities, net of effects of purchase acquisitions:
Accounts receivable	(1,075)	(10,423)	(2,027)
Inventory, prepaid expenses, and other	(302)	(3,719)	(5,358)
Other assets	(171)	212	(326)
Accounts payable and accrued liabilities	(3,252)	2,314	(4,907)
Client payouts	—	—	13,597
Deferred revenue	(1,131)	(627)	2,441

Net cash provided by operating activities	9,039	17,657	45,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in note receivable	22	—	—
(Advances to) repayments from SLM for acquisition	(5,000)	5,000	—
(Advances to) repayments from Netzee, net	(4,043)	4,882	307
Advances to EPX for acquisition	—	—	(8,585)
Advances to SLM under notes receivable, net (Note 15)	—	(4,114)	—
Patent costs incurred	—	—	(45)
Purchases of property and equipment	(7,444)	(10,608)	(14,640)
Additions to capitalized software	(929)	(1,236)	(1,505)
Purchase of businesses, net of cash acquired	(5,020)	(87,933)	(115,059)
Proceeds from sale of (purchase of) investments, net	(38,431)	(12,861)	30,755

Net cash used in investing activities	(60,845)	(106,870)	(108,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit	16,098	109,760	162,947
Payments on notes payable and line of credit	(24,363)	(113,853)	(103,063)
Proceeds from issuance of common stock, net of expenses	66,019	109,900	1,394
Retirement of common stock	(32)	—	—
Proceeds from employee stock purchase plan	—	207	747
Payment of shareholder note	—	221	—
Payment of debt issuance costs	—	(166)	—

Net cash provided by financing activities	57,722	106,069	62,025

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	5,916	16,856	(846)

CASH AND CASH EQUIVALENTS, beginning of year	2,145	8,061	24,917

CASH AND CASH EQUIVALENTS, end of year	$8,061	$24,917	$24,071

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$157	$467	$1,978

Cash paid for income taxes	$6,372	$6,465	$5,196

Non-cash investing activities:

InterCept common stock issued for acquisitions, 0. 946,525, and 1,349,877 shares in 2000, 2001 and 2002, respectively	0	22,032	50,904
Intercept issuance of 375,000 shares of common stock issued related to customer contract	$—	$—	$4,028

The accompanying notes are an integral part of these consolidated statements.

INTERCEPT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 2001, AND 2002

1.         ORGANIZATION AND NATURE OF BUSINESS

InterCept, Inc. (“InterCept”), is a single-source provider of a broad range of technologies, products, and services that work together to meet the electronic commerce and operating needs of financial institutions and other businesses in the United States. Over 2,000 of these financial institutions have contracted with InterCept for one or more of its technologies, products, and services, which include electronic funds transfer transactions, debit and credit card processing, core bank processing systems, check imaging systems, and data communications management networks, laser document printing and automated mailing services, as well as services related to each of these products and systems. InterCept also offers a single-source end-to-end transaction processing solution that enables merchants to accept and process real-time payments for goods and services purchased from multiple distribution channels including internet, traditional point of sale, mail order and telephone order channels.

In February 2000, InterCept completed a public offering of its common stock. Proceeds to InterCept from this offering (after deducting expenses related to the offering) were approximately $65.5 million. Proceeds of this offering were used to pay certain debt, to fund future acquisitions and investments, partially to fund the operations of Netzee, Inc. (“Netzee”) and for other general working capital needs.

In August and September 2001, InterCept completed a public offering of its common stock. Proceeds to InterCept from this offering including the overallotment option (after deducting expenses related to the offering) were approximately $107.5 million. Approximately $26.4 million of the proceeds of this offering were used to pay certain debt and the remainder has been used for working capital and other general corporate purposes and to fund acquisitions.

InterCept was incorporated on April 30, 1996 and has made several acquisitions since inception. See Note 3 for a discussion of some of these acquisitions.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of InterCept and its wholly-owned subsidiaries InterCept Communications Technologies, Inc., SBS Data Services, Inc., C-TEQ, Inc., InterCept Services, LLC, ICPT Acquisitions I, LLC, DPSC Acquisition Corp., InterCept TX I, LLC, InterCept Payment Solutions, Inc., Internet Billing Company, LLC (“iBill”), InterCept Output Solutions, LP, and InterCept Supply, LP as of December 31, 2002. In addition, ProImage, Inc. (“ProImage”), a corporation in which InterCept has a 67% ownership interest as of December 31, 2002, has been consolidated in InterCept’s financial statements since its inception, due to InterCept’s control of ProImage. Management of InterCept retains responsibility for all the day-to-day operations of ProImage and has and will continue to provide complete financial support for ProImage due to legal limitations on the other shareholder’s ability to fund losses. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest represents the minority shareholder’s proportionate share of the equity and earnings of ProImage.

Through December 31, 2002, InterCept accounted for its investment in Netzee under the equity method, under which the operations of Netzee were recorded on a single line item in the statements of operations, “equity in loss of affiliate.” In 2000 and 2001, InterCept recognized additional gains related to Netzee under Staff Accounting Bulletin No. 51 totaling approximately $8.0 million and $581,000, respectively, which are included in interest and other income in the accompanying statements of operations. During 2002, InterCept continued to record equity method losses in Netzee, resulting in the reduction of its investment in common stock of Netzee to zero. InterCept then applied EITF 99-10, “Percentage Used to Determine the Amount of Equity Method Losses,” which addresses the percentage of ownership that an investor should use to compute equity method losses when the investment in a company’s common stock has been reduced to zero and the investor holds other securities of the company such as preferred stock or loans to the company. Netzee had preferred stock outstanding. InterCept owned none of Netzee’s preferred stock. Netzee also had an $18.0 million line of credit, of which InterCept loaned approximately 78%. Under EITF 99-10, InterCept did not record any additional equity method losses until the preferred stockholders’ investment was reduced to zero by absorbing Netzee’s losses. During the third quarter of 2002, the preferred stockholders completed the reduction of their investment in Netzee to zero and InterCept then applied its relative ownership percentage in the next most senior level of capital – the line of credit – to record its share of Netzee’s remaining losses. As of December 31, 2002, InterCept owned approximately 28% of Netzee’s common stock. On December 31, 2002, Netzee sold substantially all of its assets to Certegy, Inc. See Note 15.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

InterCept considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Short-term Investments

Short-term investments totaled $50.3 million and $19.2 million at December 31, 2001 and 2002, respectively. InterCept categorizes all of its investment securities as available for sale, which are recorded at fair value. Unrealized gains and losses on available for sale securities are reported net of tax effects as adjustments to shareholders’ equity and as a component of comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary are included in InterCept’s results of operations. The cost of securities sold is based on the specific identification method. The majority of InterCept’s investments represent certificates of deposit, short-term commercial paper and other similar investments. Total realized gains related to these investments were approximately $100,000 for the year ended December 31, 2002. Gross unrealized gains and losses relating to these investments as of December 31, 2001 and 2002 are not significant.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Major additions and improvements are charged to the property accounts, while replacements, maintenance and repairs that do not improve or extend the lives of respective assets are expensed in the current period. Estimated useful lives for InterCept’s assets are as follows:

Building and improvements	3 to 39 years
Machinery and equipment	3 to 30 years
Furniture and office equipment	3 to 10 years
Software licenses	3 to 7 years

Intangible Assets

Intangible assets include goodwill, customer contracts, capitalized product technology, customer lists and relationships, trade names and trademarks, patented technology, domain names, non-compete agreements and a marketing agreement.

Goodwill

Goodwill represents the excess of the purchase price over the net tangible and identifiable intangible assets of acquired businesses. On January 1, 2002, InterCept changed its method of accounting for goodwill and other intangible assets to conform to SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Accordingly, effective January 1, 2002, Intercept discontinued the amortization of goodwill and intangible assets with indefinite lives. Intercept completed its transitional impairment test for goodwill and intangible assets with indefinite lives and determined that no impairment existed at January 1, 2002. Additionally, Intercept no longer recognizes assembled workforce apart from goodwill in accordance with the Statement of Financial Accounting Standard No. 141, “Business Combinations,” and has reclassified the cost previously allocated to workforce of $800,000, less accumulated amortization of $300,000, to goodwill.

The following is a presentation of reported net income and earnings per share for 2000 and 2001, adjusted for the exclusion of goodwill amortization net of related income tax effect:

	2000	2001	2002

Net income (loss) as reported	$ (5,192)	$ 4,444	$ (2,316)
Goodwill, net of tax	831	2,287	—
Workforce amortization, net of tax	35	128	—

Adjusted net income (loss)	(4,326)	6,859	(2,316)

Basic earnings (loss) per share, as reported	(0.41)	0.29	(0.12)
Goodwill, net of tax	0.06	0.14	—
Workforce amortization, net of tax	0.00	0.01	—

Adjusted basic earnings (loss) per share	(0.34)	0.44	(0.12)

Diluted earnings (loss) per share, as reported	(0.41)	0.27	(0.12)
Goodwill, net of tax	0.06	0.14	—
Workforce amortization, net of tax	0.00	0.01	—

Adjusted diluted earnings (loss) per share	$ (0.34)	$ 0.42	$ (0.12)

Customer Contracts and Relationships

In connection with certain of Intercept’s acquisitions, Intercept allocated a portion of the purchase price to acquired customer contracts and relationships based on appraisals and discounted cash flow analysis. The estimated fair values attributed to the contracts and relationships are being amortized over periods of five years to 20 years, which represented the estimated average remaining life of the contracts and relationships.

Product Technology

Product technology represents software and patented technology acquired as well as capitalized software development costs for software to be sold. Product technology is amortized on a straight-line basis over five to ten years.

InterCept capitalizes software-development costs incurred from the time technological feasibility of the software is established as evidenced by the completion of a detailed program design until the software is saleable. InterCept capitalized $929,000, $1.2 million and $1.5 million in capitalized software for 2000, 2001 and 2002, respectively. These costs are amortized at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, generally five years. Amortization of capitalized software development costs begins as products are made available for sale.

Amortization expense totaled approximately $235,000, $703,000 and $961,000 in 2000, 2001 and 2002, respectively. Research and development costs and maintenance costs related to software development are expensed as incurred.

Customer Lists and Marketing Agreement

In conjunction with one of InterCept’s 2000 acquisitions and four of InterCept’s 2001 acquisitions, InterCept allocated a portion of the purchase price to acquired customer lists and a marketing agreement based on estimated revenue streams to be generated from these assets. The estimated fair values are being amortized over a period of seven to 20 years.

Internally Developed Software Costs

InterCept applies the provisions of the American Institute of Certified Public Accounts (“AICPA”) Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. During 2000, 2001, and 2002, InterCept capitalized approximately $644,000, $888,000 and $3.5 million of costs related to the development of internal use software. These costs are included in purchases of property and equipment, net, in the accompanying statements of cash flows. During 2002, InterCept began amortizing internally developed software costs.

Segment Reporting

InterCept’s operations were classified as one business segment in 2001 and the first quarter of 2002. The acquisitions of iBill and EPX during the three months ended June 30, 2002 added merchant processing to InterCept’s product offerings (see Note 3). Therefore, the operations are now classified into two business segments: Financial Institution Services and Merchant Services. For the year ended December 31, 2001, results from merchant portfolio management that were previously insignificant have been reclassified from the Financial Institution Services segment to the Merchant Services segment.

Revenue Recognition

Revenues for the financial institution segment include service fees, data communication management fees, equipment sales, installation and maintenance, software license fees, and software maintenance. Service fee income and data communication management fees are recognized as services are performed. Revenue from equipment sales and installations is recognized upon installation of the product, and any related maintenance revenue is recognized ratably over the period during which the services are performed. Revenue from software sales is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” using the residual method prescribed in SOP 98-9. Licensed hardware and installation revenue is recognized upon installation, and maintenance fees are recognized over the term of the maintenance period. InterCept sells certain of its software and hardware products under five-year, sales-type lease agreements through which customers pay five equal advance payments. These leases incorporate the initial installation and ongoing license fee for five years. Revenue for all lease agreements is deferred and recognized over the period of the lease, with the exception of revenue attributable to equipment, which is recognized upon installation.

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

Client Payouts and Reserves

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

Minimum Lease Payments Receivable

As noted above, InterCept sells certain software and hardware products under sales-type leases. At December 31, 2002, future minimum lease payments receivable under non-cancelable leases are as follows (in thousands):

	2003	$424
	2004	263
	2005	157
	2006	88
	2007	8

Total Minimum Lease Payments Receivable		940
Less Amount Representing Interest		(145)

Present Value of Net Minimum Lease Payments Receivable		795
Less Current Maturities of Lease Payments Recievable		(331)

Lease Payments Receivable, Net of Current Portion		$464

The current and non-current portion of the lease payments receivable is included in accounts receivable and other assets, respectively, in the accompanying balance sheets.

Deferred Revenue

Deferred revenue represents the liability for advanced billings to customers primarily related to license fees and maintenance contracts. Such amounts are recognized as revenue when the related services are performed.

Impairment of Long-Lived Assets

InterCept reviews its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized when the undiscounted future cash flows estimated to be generated by the asset are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. Estimates of future cash flows are based on many factors, including current operating results, management’s plans with respect to operations, expected market trends and competitive influences. InterCept also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. During 2002, InterCept recorded an impairment loss of $20.0 million related to its intangibles (see Note 4).

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

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of InterCept’s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for a portion of the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing whether deferred tax assets can be realized, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax-planning strategies.

Fair Value of Financial Instruments

The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate carrying value due to the short-term maturity of the instruments. The fair value of short-term and long-term debt amounts approximate carrying value and are based on their effective interest rates compared to current market rates.

Advertising Costs

InterCept expenses all advertising costs as incurred.

Stock Based Compensation

Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. InterCept has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Since Intercept has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for Intercept’s stock option plans been determined based on the fair value at the grant date for awards in 2000, 2001 and 2002 consistent with the provisions of SFAS 123, Intercept’s pro forma net income would have been as follows:

	2000	2001	2002

Net Income (Loss)
As Reported	$(5,192)	$4,444	$(2,316)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,958)	$(9,888)	$(16,684)
Pro-forma	(10,150)	(5,444)	(19,000)

Number of Basic Shares Pro Forma	12,820	15,443	18,789
Basic (loss) Income Per Share
As Reported	(0.41)	0.29	(0.12)
Pro-forma	(0.79)	(0.35)	(1.01)

Number of Diluted Shares Pro Forma	12,820	15,433	18,789
Diluted (Loss) Income Per Share
As Reported	(0.41)	0.27	(0.12)
Pro-forma	(0.79)	(0.35)	(1.01)

Net (Loss) Income Per Common Share

Basic earnings per share are computed based on the weighted average number of total common shares outstanding during the respective periods. Diluted earnings per share are computed based on the weighted average number of total shares of common stock outstanding, adjusted for dilutive common stock equivalents.

Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other nonowner changes in shareholders’ equity. For the years ended December 31, 2000, 2001, and 2002, other comprehensive loss consists of unrealized holding losses on marketable securities of $147,000, $90,000 and $450,000, respectively, net of related tax effects of $58,000, $34,000 and $155,000 respectively. Realized gains of approximately $6,000 and $100,000 were recognized and reclassified from comprehensive income (loss) to interest and other income, net in the accompanying statements of operations for the years ended December 31, 2001 and 2002, respectively.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill ceased on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and other indefinite life intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 resulted in InterCept’s discontinuation of amortization of its goodwill; however, InterCept is required to test its goodwill annually for impairment under the new standard.

In June 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for InterCept’s 2003 fiscal year and is not expected to have a material effect on InterCept’s financial position or results of operations.

In August 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The statement establishes a single accounting model for the impairment or disposal of long-lived assets. The statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and supersedes accounting and reporting under Accounting Principles Board Opinion No. 30 for the disposal of a segment of a business. The statement is effective for InterCept’s 2002 fiscal year and has been applied prospectively. During 2002, InterCept completed its impairment analysis and recognized a loss of $20.0 million related to its identified amortizable intangible assets (see Note 4).

In July 2002, the FASB issued Statement No. 146, “Accounting for Restructuring Costs,” (“SFAS 146”). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. InterCept does not believe the adoption of this standard will have a material effect on the financial statements.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123” (“SFAS 143”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about those effects in interim financial information. InterCept currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. InterCept currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and has adopted the disclosure provisions of SFAS 148 as of December 31, 2002.

Effective January 1, 2002, InterCept adopted Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” which requires that customer reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Comparative financial statements for 2001 and 2000 have been reclassified to provide consistent presentation. In accordance with EITF No. 01-14, InterCept has presented customer reimbursement revenue and expenses of $14.0 million, $9.5 million and $4.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Customer reimbursements represent direct costs paid to third parties primarily for postage. The adoption of EITF No. 01-14 did not affect InterCept’s financial position, operating income or net income.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recognized at fair value at the inception of certain guarantees for the obligations undertaken by the guarantor. FIN 45 also requires additional disclosures for certain guarantee contracts. The disclosure provisions of FIN 45 are effective for financial statements ending after December 15, 2002, while the recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. InterCept does not believe the impact of the recognition and measurement provisions of FIN 45 on its financial statements will be material to its results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance on the identification of variable interest entities, and the assessment of a company's interests in a variable interest entity to determine whether consolidation is appropriate. FIN 46 requires the consolidation of a variable interest entity by the primary beneficiary if the entity does not effectively disperse risks among lthe parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and is effective for periods beginning after June 15, 2003 for existing variabe interest entities. As InterCept has no material exposures to special purpose entities or other off-balance sheet arrangements, InterCept anticipates that the effects of adopting FIN 46 will not be material to the results of operations or financial condition.

3.         ACQUISITIONS

During the first and second quarters of 2000, InterCept completed several acquisitions. The consideration exchanged for these acquisitions was approximately $4.8 million. The acquisitions were accounted for as purchases and, accordingly, the purchase prices of each acquisition have been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the acquisition date. The results of operations of the acquired businesses have been included in Intercept’s consolidated financial statements from each date of acquisition. The consideration exceeded the net tangible assets acquired by approximately $5 million. This excess was allocated to the following intangible assets with the following amortization lives:

Customer Lists and Relationships	$1,350,000	7 to 20 years
Marketing Agreement	$825,000	20 years
Goodwill	$2,775,000	7 to 20 years

During the second quarter of 2001 and 2002, Intercept paid approximately $333,000 each quarter in additional consideration related to one of the 2000 acquisitions, the payment of which was contingent on future revenue growth. The agreement includes additional contingent consideration of approximately $834,000 that may be payable in 2003, depending on future revenues. The additional payments will be recorded as purchase price consideration if and when they are earned. During 2001, Intercept also paid the final payment of $275,000 as well as approximately $130,000 in acquisition costs related to 2000 acquisitions.

On August 31, 2000, in a transaction accounted for as a pooling of interests, Intercept acquired Advanced Computer Enterprises, Incorporated (“ACE”), a provider of core data processing, item capture and check imaging services to community banks. In connection with the acquisition, Intercept issued approximately 350,000 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of ACE. Intercept’s financial statements have been restated for all periods presented to include the results of operations of ACE. There were no significant changes in accounting policies as a result of the merger, and there were no intercompany transactions prior to the merger.

For the eight months in the period ended August 31, 2000, ACE had revenues of $3.4 million and net income of $68,000.

On January 4, 2001, Intercept acquired certain assets of the check item and back office processing division of SLMsoft.com, Inc. (“SLM”). Total consideration consisted of $40 million in cash and up to 1,253,942 shares of Intercept common stock valued at approximately $28 million. Of the $40 million cash consideration, Intercept advanced $5 million to SLM in December 2000 and paid SLM $32.5 million on January 4, 2001. A total of $2.5 million was placed in escrow to cover general representations and warranties contained in the acquisition agreement. As of December 31, 2002; the balance in the escrow is $201,000. Intercept has received all of the money released from the escrow through December 31, 2002. Intercept also paid approximately $548,000 in expenses related to the SLM acquisition. Of the 1,253,942 shares of common stock, 609,682 were issued to SLM at closing and 258,388 shares will be kept in escrow for up to two years to cover general representations and warranties contained in the acquisition agreement. As of December 31, 2002, 121,594 of the escrow shares had been issued to SLM. The remaining 385,872 shares represent earnout consideration and will be recorded as purchase price consideration if and when the shares are earned. Through December 31, 2002, SLM has earned an aggregate of 129,183 of the earnout shares, and 242,306 of the earnout shares can never be earned.

The consideration for the assets Intercept purchased from SLM exceeded their net tangible asset value by approximately $58.2 million, which was allocated as follows:

•          $31.7 million to goodwill amortized over a period of 20 years,

•          $1.5 million to product technology and amortized over a period of 10 years,

•          $24.5 million to customer relationships and amortized over a period of 20 years and

•          $500,000 to workforce and amortized over a period of four years.

InterCept has accounted for the acquisition as a purchase. InterCept has included the results of operations of the acquired business in its financial statements from the date of acquisition.

During the second quarter of 2001, InterCept announced plans to consolidate the operations of its two Houston, Texas, data center facilities, one of which was acquired from SLM, into a new facility. The closing and relocating of both facilities was completed during the second quarter. In connection with the consolidation of the facilities, InterCept recorded a restructuring charge of approximately $405,000 during the quarter ended June 30, 2001, which is included in selling, general and administrative expenses in the accompanying statements of operations. The charge includes approximately $93,000 of severance related to several employees terminated during the second quarter and approximately $312,000 of facility closure costs. The facility closure costs include moving expenses and other miscellaneous costs incurred after operations ceased in addition to the noncancelable operating lease obligation on the existing facility. All costs were expensed as incurred with the exception of the lease obligation, which was accrued. As of December 31, 2002 and 2001, $323,000 and $229,000, respectively, was accrued for the lease obligation, which is included in accrued liabilities in the accompanying balance sheet. The amount represents the total remaining lease payments, less management’s estimate of rental income that may be received by subleasing the facility during the remaining lease term.

In February 2001, InterCept acquired DPSC Software, Inc. (“DPSC”) from Netzee for consideration, which included approximately $14.1 million in cash, $79,000 in additional acquisition costs, and the assumption of $2.4 million of DPSC’s net liabilities. InterCept’s purchase price exceeded the net tangible asset value of DPSC by approximately $15.7 million, which was allocated as follows:

•          $9 million to goodwill and amortized over a period of 16 years,

•          $975,000 to product technology and amortized over a period of 10 years,

•          $5.1 million to customer contracts and amortized over a period of 16 years,

•          $100,000 to workforce and amortized over a period of 4 years and

•          $500,000 to patents and trademarks being amortized over 20 years.

InterCept accounted for this acquisition as a purchase.

During 2001 through June 30, 2001, InterCept completed two other acquisitions for total consideration of $7.5 million, net, in cash. The consideration exceeded the net tangible asset values of these acquisitions by approximately $5.4 million, which was allocated to customer relationships and goodwill and is being amortized over periods of 10 to 16 years and 20 years, respectively. InterCept accounted for these acquisitions as purchases. The results of operations of the acquired assets are included in InterCept’s financial statements from the date of acquisition.

In October 2001, InterCept acquired substantially all of the assets of Holmes and Shaw, Inc., and Superior Forms, Ltd. (together, “HSI”). HSI provides computer output solutions including data processing, laser document printing, and automated mailing services, with a strong focus in the financial services industry. Consideration for this purchase was approximately $24.2 million cash and assumed liabilities. The consideration exceeded the tangible asset values of HSI by approximately $23.7 million, which was allocated as follows:

•          $10.3 million to customer relationships and amortized over a period of 7 years and

•          $13.4 million to goodwill.

All goodwill is expected to be deductible for tax purposes.

In October 2001, InterCept also acquired substantially all of the assets of First Item Processing Corporation (“FIP”), a company that provided item processing services in Florida. Consideration totaled approximately $750,000. The agreement also includes contingent consideration of $206,500 that will be paid and recorded as purchase price consideration if and when the contingencies are resolved. The consideration exceeded the tangible asset values of FIP by approximately $848,000, which was allocated as follows:

•          $100,000 to customer relationships and amortized over a period of 10 years and

•          $748,000 to goodwill.

All goodwill is expected to be deductible for tax purposes.

The results of the operations of both HSI and FIP have been included in InterCept’s consolidated financial statements from the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions (in thousands).

	HSI	FIP

Current Assets	$1,147	$—
Property and Equipment	500	33
Other Assets	10	—
Customer Relationships	10,300	100
Goodwill	13,371	748

Total Assets Aquired	25,328	881
Current Liabilities	(1,118)	(131)

Net Assets Aquired	24,210	750

Effective April 8, 2002, InterCept acquired substantially all of the assets of Internet Billing Company, Ltd., a Florida limited partnership that provides transaction processing for internet merchants. These assets included shares of several subsidiaries and affiliated companies of Internet Billing Company, Ltd. InterCept paid cash of $104.3 million, net of cash received of $7.7 million. Costs associated with the acquisition totaled approximately $2.1 million. InterCept used cash on hand, proceeds from its line of credit with Wachovia Bank, National Association (formerly named First Union National Bank), and proceeds from a CD-secured loan from The Peoples Bank of Winder, Georgia, to pay the purchase price. Of the cash paid, $19.6 million was placed in escrow to secure certain representations and warranties for a period of time after the closing. A total of $4.2 million has been released from escrow to InterCept to satisfy certain losses. In accordance with the purchase agreement, the partnership agreed to indemnify InterCept against certain losses, including the amount, if any, by which iBill’s working capital deficit exceeded $8.4 million upon closing of the acquisition. As of December 31, 2002, the former owners of iBill owed InterCept approximately $1.7 million related to the working capital deficit, which amount is included in other current assets in the accompanying balance sheet. (As explained in Note 14, on February 11, 2003, InterCept and Old iBill amended the iBill asset purchase agreement, disbursed all remaining funds in the escrow and eliminated the earnout provisions in the purchase agreements.) The consideration for the assets InterCept purchased from iBill exceeded their net tangible asset value by approximately $123.6 million, which was allocated as follows:

•          $16.9 million to customer relationships to be amortized over a period of 10 years,

•          $18.7 million to patented technology to be amortized over a period of 10 years,

•          $0.1 million to domain names to be amortized over a period of 10 years,

•          $2.3 million to noncompete agreements to be amortized over a period of 5 years,

•          $4.4 million to trade names with an indefinite life and

•          $81.2 million to goodwill.

The weighted average amortization period for the intangible assets subject to amortization is 9.7 years.

All goodwill and other intangible asset amortization related to the iBill acquisition is expected to be deductible for tax purposes. InterCept has included the results of operations of iBill in its financial statements from the date of acquisition.

On March 19, 2002, InterCept signed a binding letter agreement to acquire all of the outstanding stock of EPX, a provider of electronic transaction processing services based in New Castle, Delaware. EPX enables businesses to accept credit card, debit card and electronic check payments. The acquisition closed on May 24, 2002. The acquisitions of iBill and EPX have enabled InterCept to offer end-to-end transaction processing services and expand its current merchant processing operations. Under the merger agreement, InterCept issued 1,349,877 shares of its common stock to the stockholders of EPX. In accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations,” InterCept recorded the purchase price at $37.71 per share, representing the average closing price for the three trading days before and after the announcement of the acquisition. InterCept advanced $8.5 million to EPX before the effective date of the merger, and EPX used the advance to satisfy various obligations and to loan $1.7 million to an officer who became an employee and shareholder of EPX who became an officer of InterCept. The $8.5 million loaned to EPX is included in investing activities in the accompanying statement of cash flows. As of December 31, 2002, approximately $2.5 million is due to InterCept from this employee and is included in other current assets in the accompanying balance sheet. A portion of the shares issued to EPX shareholders (269,979 shares) was placed in escrow to satisfy liabilities and unresolved contingencies in excess of $13.1 million existing at the closing date and to secure EPX’s representations and warranties. EPX’s assets included cash of $1.1 million. InterCept paid transaction costs of approximately $1.6 million in connection with the acquisition. The consideration exchanged in the acquisition exceeded the net tangible value of assets acquired by approximately $65.8 million, which was allocated as follows:

•          $11.9 million to customer relationships to be amortized over a period of 20 years,

•          $5.7 million allocated to product technology to be amortized over a period of 7 years,

•          $0.5 million allocated to a noncompete agreement to be amortized over a period of 5 years and

•          $47.7 million to goodwill.

The weighted average amortization period for the intangible assets subject to amortization is 15.5 years.

Amortization associated with goodwill, as well as identifiable intangibles related to the acquisition of EPX, will not be deductible for tax purposes. InterCept has included the results of operations of EPX in its financial statements from the date of the acquisition.

Effective June 30, 2002, InterCept acquired certain item and remittance processing and statement rendering assets from Affiliated Computer Services, Inc. (“ACS”) for $7.5 million plus certain prepaid items. The assets include two locations in Woodbury and Utica, New York. InterCept paid transaction costs of approximately $200,000 in connection with the acquisition. The consideration exchanged exceeded the value of the net tangible assets acquired by approximately $7.9 million, which was allocated as follows:

•          $2.2 million to customer relationships to be amortized over a period of 10 years and

•          $5.7 million to goodwill.

All goodwill and other intangible asset amortization related to the acquisition of the assets from ACS is expected to be deductible for tax purposes. InterCept has included the results of operations of the acquired assets in its financial statements from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	iBill	EPX	ACS

Current Assets	$11,666	$4,629	$672
Property and Equipment	$2,807	$3,631	$265
Other Assets	$20,847	$41	$—
Intangibles	$123,599	$65,756	$7,915

Total Assets Acquired	158,919	74,057	8,852
Current Liabilities	(53,886)	(10,208)	(500)
Long-term Debt	—	(428)	—
Other Non-Current Liabilities	—	(3,479)	—

Net Assets Acquired	$105,033	$59,942	$8,352

The purchase price allocations for these 2002 acquisitions are preliminary and will be completed within one year of the date of acquisition.

The following unaudited pro-forma consolidated financial information for the twelve-month periods ended December 30, 2001 and 2002 assumes the acquisitions of iBill, EPX and the item and remittance processing and statement rendering assets from ACS had occurred at the beginning of each period presented (in thousands, except per share amounts):

	For the Year Ended

	December 31, 2001	December 31, 2002

Revenues	$238,359	$261,363
Net Income/Loss Before Income Taxes and Minority Interest	14,759	(5,561)
Net Loss	(1,567)	(8,719)
Net Income per Common Share (Basic)	(0.09)	(0.45)
Net Income per Common Share (Diluted)	(0.09)	(0.45)

4.         IMPAIRMENT CHARGE

During the fourth quarter of 2002, InterCept’s revenues and earnings for its merchant services segment fell below original estimates due to several factors, including the implementation of new credit card association rules in November 2002, the termination of certain merchants due to noncompliance with credit card association rules and the transfer of iBill’s transaction processing from EPX to a third party processor. As a result, Intercept determined that the carrying amounts of intangible assets in the merchant services segment may not be recoverable. In accordance with SFAS No. 144, Intercept estimated the undiscounted future cash flows associated with the assets and compared the amounts to the carrying values of the assets. Based on this comparison, Intercept determined that certain assets were impaired, as detailed below. In order to quantify the impairment loss, Intercept estimated the fair value of the assets based on the discounted future cash flows associated with the assets and recorded an impairment loss equal to the difference in the fair value and carrying amount of the assets. The total impairment loss of $20.0 million is summarized below:

iBill customer relationships	$6.1 million
iBill noncompete agreements	$1.7 million
EPX customer relationships	$9.9 million
EPX product technology	$2.3 million

Total impairment charge	$20.0 million

InterCept also evaluated the remaining useful lives of its intangible assets subject to amortization. Based on changes in merchant attrition rates in the EPX reporting unit, InterCept has shortened the useful life of EPX customer relationships from 20 years to 10 years. The revised carrying amount after the impairment loss above will be amortized prospectively based on a 10 year life.

5.         INVESTMENT IN AFFILIATE

Investment in affiliate represents InterCept’s interest in Netzee. As of December 31, 2002, InterCept owned approximately 28% (944,000 common shares) of Netzee. On December 31, 2002, Certegy, Inc. purchased substantially all of the assets of Netzee for approximately $10.4 million. In January 2003 InterCept received approximately $2.3 million in payment towards the line of credit and $473,000 upon redemption of its shares of Netzee common stock. InterCept recorded a one time charge of approximately $5.4 million associated with the sale of Netzee to Certegy.

Summarized financial information of Netzee as of December 31, 2000 and 2001 is as follows (in thousands):

	2001	2002

Net Revenue	$25,764	$17,862
Operating Expense	84,386	32,173
Net Loss From Continuing Operations	(58,622)	(14,311)
Net Loss	(60,021)	(16,849)
Current Assets	5,220	7,430
Noncurrent Assets	27,281	—
Current Liabilities	6,396	4,083
Noncurrent Liabilities	14,373	—
Redeemable Preferred Stock	6,500	—

6         PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 and 2002 consisted of the following (in thousands):

	2001	2002

Land and Building	$1,338	$1,338
Leasehold Improvements	1,890	5,067
Machinery and Equipment	23,523	34,421
Furniture and Office Equipment	2,300	4,025
Software	4,389	14,074
Construction in Progress	6,515	2,272

Subtotal	39,955	61,197
Less Accumulated Depreciation	(11,847)	(18,873)

Property and Equipment, Net	28,108	42,324

7.         INTANGIBLES AND GOODWILL

Intangibles at December 31, 2001 and 2002 are summarized as follows (in thousands):

	December 31, 2001			December 31, 2002

	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Amortized intangible assets:
Product technology	$5,657	$(1,156)	$4,501	$10,544	$(2,628)	$7,916
Customer contracts and relation	45,216	(3,286)	41,930	60,453	(8,495)	51,958
Marketing agreement	825	(69)	756	825	(110)	715
Patented technology	—	—	—	18,745	(1,424)	17,321
Non–compete agreements	—	—	—	1,091	(335)	756
Domain Names	—	—	—	88	(6)	82

	51,698	(4,511)	47,187	91,746	(12,998)	78,748
Nonamortized intangible assets:
Trade names and trademarks	501	(23)	478	4,693	(23)	4,670

	501	(23)	478	4,693	(23)	4,670

Total intangible assets	$52,199	$(4,534)	$47,665	$96,439	$(13,021)	$83,418

Total amortization expense for the years ended December 31, 2000, 2001 and 2002 was $2.1 million, $7.0 million and $8.5 million, respectively. Estimated amortization expense for the next five fiscal years is as follows:

2003	$ 8,628,000
2004	$ 8,479,000
2005	$ 8,261,000
2006	$ 8,118,000
2007	$ 7,599,000

The changes in the carrying amount of goodwill for the year ended December 31, 2002 by segment are as follows:

	Financial Institution Services	Merchant Services	Total

Balance as of January 1, 2001	$22,601	$—	$22,601
Goodwill acquired during year	63,695	—	63,695
Acquisition costs paid for prior acquisitions	382	—	382
Contingent consideration related to 2000 acquisition	333	—	333
Purchase price allocation adjustments- 2001 acquisitions	(200)	—	(200)

Balance as of January 1, 2002	86,811	—	86,811
Goodwill acquired during year	5,724	129,185	134,909
Acquisition costs paid for prior acquisitions	556	—	556
Contingent consideration related to 2000 acquisition	333	—	333
Purchase price allocation adjustments- 2001 acquisitions	(193)	—	(193)

Balance as of December 31, 2002	$93,231	$129,185	$222,416

InterCept performs its goodwill impairment test as of December 31 each year. At December 31, 2002, InterCept estimated the fair value of each of its three reporting units (Financial Institution Services, iBill, and EPX) based upon discounted future cash flow projections for the unit as well as comparable industry revenue and earnings multiples. InterCept then compared the fair value estimates for each reporting unit to the carrying amount of that unit. Based on this analysis at December 31, 2002, the estimated fair values for the iBill and EPX reporting units were less than the carrying amounts. To determine if goodwill was impaired, InterCept estimated the fair values of the identifiable intangibles associated with the iBill and EPX reporting units based on discounted future cash flow projections. InterCept then deducted the estimated fair value of the identifiable intangibles as well as the fair value of the reporting unit’s tangible net assets from the reporting unit’s estimated fair value to determine the implied fair value of goodwill. Because the implied fair values of goodwill exceeded the carrying amounts, InterCept concluded that goodwill was not impaired.

8.         LONG-TERM DEBT

Long-term debt at December 31, 2001 and 2002 consisted of the following (in thousands):

	2001	2002

$50 million line of credit with Wachovia Bank, as amended; interest payable at the LIBOR rate plus applicable margin as defined (approximately 2.88% as of December 31, 2002); payable in full on January 1, 2004; guaranteed by substantially all assets of InterCept	$459	$39,350
Equipment under capital lease with rates ranging from 7.86% to 20.4% with maturity dates from September 2003 to May 2004.	—	588
Note with the Peoples Bank of Winder, interest payable at prime minus .375 (3.88% as of December 31, 2002); payable in full on August 31, 2003, guaranteed by certain certificates of deposit pledged by Intercept	—	18,221
Note with Wachovia Bank, interest payable monthly at LIBOR rate plus applicable margins (the effective rate was 3.38% as of December 31, 2002); payable in full on February 28, 2003.	—	5,000
Other	6	6

Subtotal	465	63,165
Less Current Maturities	—	(23,740)

Total	$465	$39,425

Future maturities of notes payable and line of credit at December 31, 2002 are as follows (in thousands):

2003	$23,740
2004	39,425
2005	—

$63,165

Line of Credit

The Wachovia credit facility contains provisions which require Intercept to maintain certain financial ratios and minimum net worth amounts and which restrict Intercept’s ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay cash dividends, among other restrictions. See Note 16 for subsequent event related to Wachovia credit facility.

9.         SEGMENT REPORTING

Intercept’s operations were classified as one business segment in 2001 and the first quarter of 2002. The acquisitions of iBill and EPX during the three months ended June 30, 2002 have added merchant processing to Intercept’s product offerings. Therefore, the operations are now classified into two business segments: Financial Institution Services and Merchant Services. For the years ended December 31, 2000 and 2001, results from merchant portfolio management that were previously insignificant have been reclassified from the Financial Institution Services segment to the Merchant Services segment. InterCept evaluates segment performance based on operating income. Segment results for 2000, 2001 and 2002 are as follows:

	Year Ended December 31, 2002

	Financial Institution Services	Merchant Services	Total

Revenues:
Service fee	$141,095	$54,700	$195,795
Data communications management	8,890		8,890
Equipment and product sales, services and other	7,991		7,991
Customer reimbursements	14,026		14,026

Total revenues	172,002	54,700	226,702

Costs of services:
Costs of service fees	61,675	25,701	87,376
Costs of data communications management	5,798		5,798
Costs of equipment and product sales, services and other	6,205		6,205
Customer reimbursements	14,026		14,026

Selling, general and administrative expenses	52,421	22,347	74,768
Depreciation and amortization	10,602	5,015	15,617
Impairment charge	0	20,005	20,005

Total operating expenses	150,727	73,068	223,795

Operating income	21,275	(18,368)	2,907

Assets	247,447	225,167	472,614
Capital expenditures	9,742	4,878	14,640

	Year Ended December 31, 2001

	Financial Institution Services	Merchant Services	Total

Revenues:
Service fee	$112,418	$2,172	$114,590
Data communications management	7,424		7,424
Equipment and product sales, services and other	8,758		8,758
Customer reimbursements	9,452		9,452

Total revenues	138,052	2,172	140,224

Costs of services:
Costs of service fees	42,686	59	42,745
Costs of data communications management	5,528		5,528
Costs of equipment and product sales, services and other	6,724		6,724
Customer reimbursements	9,452		9,452

Selling, general and administrative expenses	41,631	873	42,504
Depreciation and amortization	11,463	20	11,483

Total operating expenses	117,484	952	118,436

Operating income	20,568	1,220	21,788

Assets	283,074	194	283,268
Capital expenditures	10,596	12	10,608

	Year Ended December 31, 2000

	Financial Institution Services	Merchant Services	Total

Revenues:
Service fee	$53,908	$1,381	$55,289
Data communications management	6,002		6,002
Equipment and product sales, services and other	8,348		8,348
Customer reimbursements	4,875	0	4,875

Total revenues	73,133	1,381	74,514

Costs of services:
Costs of service fees	16,152	46	16,198
Costs of data communications management	4,404		4,404
Costs of equipment and product sales, services and other	6,350		6,350
Customer reimbursements	4,875		4,875

Selling, general and administrative expenses	26,304	713	27,017
Depreciation and amortization	4,384	19	4,403

Total operating expenses	62,469	778	63,247

Operating income	10,664	603	11,267

Assets	141,956	170	142,126
Capital expenditures	7,441	3	7,444

10.       INCOME TAXES

The components of income tax provision in the consolidated statements of operations for the years ended December 31, 2000, 2001, and 2002 are as follows (in thousands):

	2000	2001	2002

Current Expense	$5,281	$7,125	$1,838
Deferred Expense	(7,735)	(3,981)	(3,132)

Provision (Benefit) For Income Taxes	(2,454)	3,144	(1,294)

The income tax provision, as reported in the statements of operations, differs from the amounts computed by applying federal statutory rates of 34% due to the following for the years ended December 31, 2000, 2001, and 2002 (in thousands):

	2000	2001	2002

Federal Income Tax Provision at Statutory Rate	$7,851	$8,315	$1,621
Permanent Tax/Book Basis Differences, Primarily Goodwill	398	283	41
Meals and Entertainment	58	77	93
State Tax Provision, Net of Federal Effect	914	807	(121)
Benefit for Undistributed Losses of Affiliate	(11,670)	(6,366)	(3,100)
Change in Valuation Allowance	0	0	385
Other	(5)	28	(213)

Total	(2,454)	3,144	(1,294)

Benefit for undistributed losses of affiliate represents a tax benefit based upon the reduction of the excess of book basis over tax basis of InterCept’s investment in Netzee.

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences that give rise to deferred tax assets and liabilities at December 31, 2001 and 2002 are as follows (in thousands):

	2001	2002

Deferred Tax Assets
Deferred Revenue	$1,009	$1,235
Accounts Receivable Reserves	359	1,063
Intangibles Tax Basis in Excess of Book Basis	—	1,820
Carryover Tax Basis in Pre-Acquisition Goodwill	—	1,001
Net Operating Loss Carry Forwards	—	2,079
Capital Loss on Sale of Netzee	—	385
Other	102	238

Total Gross Deferred Tax Assets	1,470	7,821
Less Valuation Allowance	0	(385)

Net Deferred Tax Assets	1,470	7,436

Deferred Tax Liabilities
Intangible Amortization	(58)	(3,751)
Accelerated Depreciation	(1,414)	(2,687)
Software Development	(1,395)	(2,294)

Total Gross Deferred Tax Liablities	(2,867)	(8,732)

Net Deferred Tax Liability	(1,397)	(1,296)
Less Current Net Deferred Tax Assets	1,470	2,536

Noncurrent Net Deferred Tax Liabilities	(2,867)	(3,832)

EPX had net operating loss carryforwards of approximately $6.7 million that were transferred to InterCept in conjunction with the acquisition. The use of these carryforwards is subject to limitations under the Internal Revenue Code Section 382. During 2002, InterCept utilized approximately $1.5 million of these carryforwards. The net operating loss carryforward as of December 31, 2002 is approximately $5.2 million and expires in 2021. InterCept anticipates that the full net operating loss carryforward will be utilized.

11.       STOCK OPTION PLANS

2002 Acquisitions Stock Option Plan

The board of directors approved InterCept’s 2002 Acquisitions Stock Option Plan effective as of April 16, 2002. The persons eligible to participate in the 2002 Acquisitions Stock Option Plan are former employees of, or consultants to, Internet Billing Company, Ltd., InterCept Payment Solutions, Inc. (formerly named Electronic Payment Exchange, Inc.), or their affiliates. Awards under the 2002 Acquisitions Stock Option Plan are currently granted by a compensation committee composed of two independent directors of the board of directors. Awards issued under the 2002 Acquisitions Stock Option Plan include nonqualified stock options (“NQSOs”). The compensation committee administers the 2002 Acquisitions Stock Option Plan and generally has the discretion to determine the terms of an option grant, including the number of option shares, option price, term, vesting schedule and the post-termination exercise period.

As of December 31, 2002, the maximum number of shares of common stock reserved for issuance under the Plan was 600,000, and 177,400 shares were available for grant. Shares of common stock that are attributable to awards that have expired, terminated, or been canceled or forfeited during any calendar year are available for issuance or use in connection with future awards during such calendar year.

The 2002 Acquisitions Stock Option Plan will remain in effect until terminated by the board of directors. The 2002 Acquisitions Stock Option Plan may be amended by the board of directors without the consent of the shareholders of InterCept.

The G. Lynn Boggs 2002 Stock Option Plan

The board of directors approved InterCept’s The G. Lynn Boggs Stock Option Plan effective as of April 16, 2002. The sole person eligible to participate in The G. Lynn Boggs Stock Option Plan is G. Lynn Boggs, President and Chief Operating Officer of InterCept, Inc. Awards under The G. Lynn Boggs Stock Option Plan were granted by a compensation committee composed of two independent directors of the board of directors. The stock options issued under The G. Lynn Boggs Stock Option Plan were nonqualified stock options (“NQSOs”).

As of December 31, 2002, the maximum number of shares of common stock reserved for issuance under the Plan was 150,000, and 0 shares were available for grant.

The G. Lynn Boggs Stock Option Plan will remain in effect until terminated by the board of directors. The G. Lynn Boggs Stock Option Plan may be amended by the board of directors without the consent of the shareholders of InterCept.

2002 Stock Option Plan

The board of directors and InterCept’s shareholders approved InterCept’s 2002 Stock Option Plan effective as of April 24, 2002. Awards under the 2002 Stock Option Plan are currently granted by a compensation committee composed of two independent directors of the board of directors. Awards issued under the 2002 Stock Option Plan may include incentive stock options (“ISOs”) and/or nonqualified stock options (“NQSOs”) and/or grants of restricted stock. The compensation committee administers the 2002 Stock Option Plan and generally has the discretion to determine the terms of an option grant, including the number of option shares, option price, term, vesting schedule, post-termination exercise period and whether the grant will be an ISO or NQSO. Notwithstanding this discretion, (i) the number of shares subject to options granted to any individual in any fiscal year may not exceed 500,000 shares (subject to certain adjustments), (ii) if an option is intended to be an ISO and is granted to a shareholder holding more than 10% of the combined voting power of all classes of InterCept’s stock or the stock of its subsidiary on the date of the grant of the option, the option price per share of common stock may not be less than 110% of the fair market value of such share at the time of grant, and (iii) the term of an ISO may not exceed ten years, or five years if granted to a shareholder owning more than 10% of the total combined voting power of all classes of stock on the date of the grant of the option.

The 2002 Stock Option Plan provides for the granting of nonqualified stock options to the directors of InterCept. The board of directors authorized the issuance of common stock under the 2002 Stock Option Plan pursuant to options having an exercise price equal to the fair market value of the common stock on the date the options are granted. The board of directors has approved director grants of (i) options to purchase 35,000 shares to each nonemployee director of InterCept who beneficially owns less than 4% of InterCept’s outstanding common stock on the date of such directors’ initial election to the board of directors and (ii) options to purchase 10,000 shares, as amended, to each director on each anniversary date of such director’s election to the board at an exercise price equal to the fair market value of the common stock on the date the options are granted. Each initial director grant option vests ratably over the director’s three-year term of service, and each annual grant vests on the date of grant. Options granted to directors prior to December 31, 2001 expire five years after the date of grant unless canceled sooner as a result of termination of service or death or unless such option is fully exercised prior to the end of the option period. Options granted to directors after December 31, 2001 expire ten years after the date of grant.

As of December 31, 2002, the maximum number of shares of common stock reserved for issuance under the Plan was 1,250,000, and 577,000 shares were available for grant. The 2002 Stock Option Plan provides that the number of shares of common stock available for issuance thereunder shall be automatically increased on the first trading day of each calendar year beginning January 1, 2003 by 3% of the number of shares outstanding on the preceding trading day. Shares of common stock that are attributable to awards that have expired, terminated, or been canceled or forfeited during any calendar year are available for issuance or use in connection with future awards during such calendar year.

The 2002 Stock Option Plan will remain in effect until terminated by the board of directors. The 2002 Stock Option Plan may be amended by the board of directors without the consent of the shareholders of InterCept, except that any amendment, although effective when made, will be subject to shareholder approval within one year after approval by the board of directors if the amendment increases the total number of shares issuable pursuant to ISOs (other than the permitted annual increase), changes the class of employees eligible to receive ISOs that may participate in the 2002 Stock Option Plan, or otherwise materially increases the benefits accruing to recipients of ISOs.

1996 Stock Option Plan

The board of directors and InterCept’s shareholders approved InterCept’s Amended and Restated 1996 Stock Option Plan effective as of November 12, 1996, and the board of directors determined that no additional options would be issued under the 1996 Stock Option Plan effective as of October 31, 2002. As of December 31, 2002, 3,561,043 options were issued, 429,723 have been exercised and 2,984,405 are outstanding. The remaining options outstanding expire no later than April 2012.

ProVesa, Inc. 1994 Stock Option Plan

InterCept assumed the ProVesa, Inc. 1994 Stock Option Plan (“ProVesa Plan”) in November 1996 in conjunction with an acquisition. In 1998, the board of directors determined that no additional options would be issued under the ProVesa Plan. Of the 42,106 options originally issued, 1,813 have been exercised and 40,293 are outstanding as of December 31, 2001. The remaining options outstanding expire in December 2004.

A summary status of InterCept’s stock option plans as of December 31, 1999, 2000 and 2001 and changes during the years are presented below:

	Shares	Price Range	Weighted Avg Option Price

Outstanding At December 31, 1999	1,506,938	$2.16-$18.75	$9.09
Granted	783,750	$17.00-$28.19	$23.72
Exercised	(100,172)	$2.16-$18.75	$7.06
Terminated	(44,166)	$7.00-$18.75	$10.81

Outstanding at December 31, 2000	2,146,350	$2.16-$28.19	$14.49
Granted	963,750	$22.31-$33.32	$25.15
Exercised	(218,310)	$2.37-$26.88	$11.02
Terminated	(49,373)	$7.50-$26.88	$21.28

Outstanding at December 31, 2001	2,842,417	$2.16-$33.32	$18.27
Granted	1,577,100	$15.89-$42.38	$26.29
Exercised	(96,059)	$2.16-$26.88	$14.74
Terminated	(63,581)	$15.88-$34.22	$27.54

Outstanding at December 31, 2002	4,259,877	$2.16-$42.38	$21.18

During 2000, a director of InterCept exercised several options in exchange for a full recourse note payable to InterCept for the exercise price of approximately $208,000. The note accrued interest of approximately $8,000 during 2000 and $5,000 and in 2001 and was repaid in full in 2001. The note receivable and related accrued interest are included in common stock in the accompanying balance sheets.

On July 1, 2001, InterCept adopted the 2001 Employee Stock Purchase Plan (“ESPP”). The ESPP allows for eligible employees to participate in the purchase of shares of InterCept’s common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly stock purchase period. InterCept has authorized 500,000 shares of common stock for issuance under the ESPP and issued 76,339 shares through the year ended December 31, 2002.

Statement of Financial Accounting Standards No. 123

SFAS No. 123, “Accounting for Stock-Based Compensation,” defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities electing to remain with the accounting methodology required by APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

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

	2000	2001	2002

Risk-free Interest Rate	5.05%	4.86%	4.46%
Expected Dividend Yield	0	0	0
Expected Lives	8.9 Years	7.0 Years	8.4 Years
Expected Volatility	83.40%	76.20%	74.30%

The weighted average fair value of options for the stock granted to employees of InterCept in 2000, 2001 and 2002 was $18.83, $18.01 and $26.29 per share, respectively. The total value of options for InterCept’s stock granted to employees of InterCept during 2000, 2001 and 2002 was computed as approximately $14,757,000, $17,302,000 and $41,468,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of stock purchase rights granted in 2002 computed using the Black Scholes option pricing model was $5.24 per share. Assumptions include an expected life of three months, weighted-average risk-free interest rate of 1.7% in 2002, and other assumptions that are consistent with those used for the stock option plans described above.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

	Options Outstanding			Options Exercisable

Exercise Price Range	Number of Shares	Weighted Avg Price	Weighted Avg Contractual Life (in Years)	Number of Shares	Weighted Average Price

$2.16-$3.33	232,238	$2.19	3.7	232,238	$2.19
$6.66-$9.99	534,376	$7.39	4.8	534,376	$7.39
$10.00-$13.33	5,000	$13.00	6.4	5,000	$13.00
$13.34-$16.66	790,002	$15.89	9.2	357,315	$15.88
$16.67-$19.99	336,166	$18.20	7.0	273,167	$18.02
$20.00-$23.32	466,333	$22.36	8.1	202,199	$22.42
$23.33-$26.66	809,046	$24.83	7.9	424,431	$24.92
$26.67-$29.99	66,616	$28.07	7.2	45,632	$28.07
$30.00-$33.32	407,500	$32.41	9.0	164,791	$32.17
$33.33-$42.38	612,600	$35.01	9.3	110,000	$38.27

	4,259,877			2,349,149

At December 31, 2000, 2001 and 2002, 910,772, 1,310,063 and 2,349,149 options for InterCept’s common stock with a weighted average exercise price of $7.91, $12.65 and $17.46 per share, respectively, were exercisable by employees of Intercept

12.       NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share at December 31, 2000, 2001 and 2002 were as follows (in thousands except per share amounts):

	2000	2001	2002

Basic
Net Income (Loss)	$(5,192)	$4,444	$(2,316)
Weighted Average Common Shares Outstanding	12,820,073	15,433,895	18,789,348
Per Share Amount	($0.41)	$0.29	($0.12)
Diluted:
Net Income (Loss)	($5,192)	$4,444	($2,316)
Weighted Avg common shares outstanding	12,820,073	15,433,895	18,789,348
Shares Assumed Issued Upon Exercise of Diluted Stock Options Using the Treasury Stock Method	—	826,381	0
Shares Held in Escrow to Satisfy Contingencies	—	136,794	0
Total	12,820,073	16,397,070	18,789,348

Per Share Amount	$(0.41)	$0.27	$(0.12)

Basic and diluted earnings per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. For 2001, approximately 81,000 shares of outstanding stock options with exercise prices above the average stock prices, were antidilutive and were therefore excluded from the computation of diluted shares above. For 2000 and 2002 all outstanding stock options (approximately 2.1 million and 4.3 million for 2000 and 2002, respectively) were antidilutive and were therefore excluded from the computation of diluted shares above.

In January 2003, InterCept executed a definitive agreement with Sovereign Bank for item processing and check imaging services. InterCept issued 375,000 shares of common stock to Sovereign upon execution of the letter of intent in October 2002. We recorded $4.0 million in October 2002. This amount will be amortized beginning with the processing for Sovereign during the last half of 2003.

13.       EMPLOYEE BENEFITS

InterCept maintains a separate defined contribution 401(k) savings plan, which covers substantially all employees, subject to certain minimum age and service requirements. Contributions to this plan by employees are voluntary; however, InterCept matches a percentage of the employees’ contributions. This percentage is determined annually by InterCept. InterCept’s contributions approximated $218,000, $371,000 and $570,000 in 2000, 2001 and 2002, respectively.

14.       COMMITMENTS AND CONTINGENCIES

InterCept leases various equipment and facilities under noncancelable operating lease agreements. Future minimum annual obligations under these leases as of December 31, 2002 are as follows (in thousands):

2003	$8,091
2004	6,360
2005	5,335
2006	4,490
2007	3,524
Thereafter	8,043

Total	$35,843

Net rental expense was approximately $1,739,000, $3,216,000 and $6,030,000 during 2000, 2001 and 2002, respectively.

Because InterCept is not a bank, it cannot belong to or directly access the Visa and MasterCard credit card associations or the ACH payment network.  To provide transaction processing services, InterCept must be designated a certified processor by, and be a member service provider of, MasterCard and be designated as an internet payment services provider of Visa.  In cases of fraud or disputes between cardholders and merchants, InterCept faces charge-backs when cardholders dispute items for which they have been billed.  Charge-backs may arise from the unauthorized use of the cardholder’s name or bank account information or from a cardholder’s claim that a merchant failed to perform.  If a billing dispute between a credit card holder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant, and the purchase price is refunded to the cardholder.  If InterCept’s charge-back rate becomes excessive, credit card associations can fine InterCept or terminate InterCept’s ability to accept credit cards for payment.  InterCept withholds certain merchant payouts for a period of six months to cover its potential liability for merchant processing card activities including potential charge-back penalties.

As discussed in Note 3, InterCept acquired the iBill assets from Internet Billing Company, Ltd. (“Old iBill”) in April 2002.  On February 11, 2003, InterCept amended the iBill asset purchase agreement to settle outstanding issues related to the $10.5 million remaining in the purchase price escrow that secured representations and warranties of the former owners, including those related to potential Visa and MasterCard fines for excessive charge-backs.  Under the recent amendment, InterCept received $8.0 million from the escrow, and the former owners of Old iBill received the $2.5 million then remaining in the escrow.  In the amendment, the former owners also agreed to eliminate the earnout provisions in the purchase agreement.  InterCept agreed to indemnify the former owners for any claims resulting from processing-related activities that occurred before April 8, 2002.

InterCept process MasterCard and Visa transactions through First Data.  On March 14, 2003, First Data was notified by MasterCard of an estimated assessment with respect to iBill’s noncompliance with MasterCard’s charge-back rules.  First Data notified InterCept that MasterCard has reviewed the historical charge-back percentages for InterCept and Old iBill for the period from January 1, 2001 through February 28, 2003 and has determined that those percentages exceeded MasterCard’s limits. On March 31, 2003, First Data notified InterCept that MasterCard had determined the final amount of the assessment to be $5.85 million.  Of the $5.85 million, $3.5 million was recorded as an adjustment of the iBill purchase price, $1.9 million was recorded as an expense for the quarter ended December 31, 2002 and $450,000 will be recorded during the first quarter of 2003.  As of December 31, 2002, First Data was holding a reserve of approximately $12.0 million of money owed to us to cover our potential liability for merchant processing card activities, including potential charge-back penalties.  This $12.0 million amount is included in Other Noncurrent Assets in the balance sheet contained in our consolidated financial statements.  The MasterCard fine will be deducted from that amount.

InterCept also faces the possibility of fines from Visa for similar charge-back violations.  Prior to the April 2002 acquisition by InterCept, Old iBill was fined by Visa for excessive charge-backs in the months of August and September of 2001 and January and February of 2002 in the aggregate amount of approximately $4.5 million.  Old iBill also exceeded the Visa charge-back allowed rate in March 2002, and iBill exceeded the allowed charge-back rate in November 2002. In addition, Visa may deem us to have exceeded its charge-back levels in other months, but no fines have been assessed by Visa to date.  InterCept has concluded that Visa fines in excess of amounts withheld by InterCept from merchant payouts are not probable, and accordingly, InterCept has not recorded a liability under SFAS No. 5.  Any fines could materially  adversely affect InterCept’s financial condition or results of operations.

InterCept also faces the possibility of fines from Visa and MasterCard for similar chargeback violations if it is in noncompliance in the future and if Visa and/or MasterCard decide to impose fines.  InterCept cannot predict with certainty whether Visa and MasterCard will fine it, and if so, the amounts of those fines.  Any fines could materially adversely affect InterCept’s financial condition and result of operations.

WorldCom

WorldCom, which is currently subject to federal bankruptcy proceedings, provides various services to InterCept, including frame relay circuits, network and internet backbone, and billing and collection for iBill’s WEB 900 billing service. WEB 900 allows a consumer to make a purchase by dialing a 900 telephone number. The charge for the purchase appears on the consumer’s telephone bill. iBill sends amounts for the purchase to its internet merchant, as it would for any other internet purchase. WorldCom collects for the charges when the consumer pays its telephone bill, and then remits the amounts collected to ICN Ltd., iBill’s WEB 900 service provider, which then forwards the monies to iBill. During the third quarter of 2002, WorldCom failed to remit to ICN certain amounts collected from consumers before WorldCom’s bankruptcy filing, and accordingly ICN was unable to remit those amounts to iBill. As of September 30, 2002, ICN owed iBill approximately $2.1 million for WEB900 services, net of fees owed to ICN of $0.3 million. Of this $2.1 million, iBill had remitted to its customers approximately $0.7 million and had recognized gross profit of approximately $0.3 million related to its WEB900 service offering. In addition, iBill deposited $1.4 million with ICN as a reserve against chargebacks. ICN deposited these amounts with WorldCom for reserves. WorldCom has notified ICN that it will not refund reserve amounts held on behalf of ICN, and ICN has notified iBill that it will not return iBill’s $1.4 million cash reserve from iBill. As of September 30, 2002, InterCept had reserved a total of $2.4 million against the $1.4 million deposit, the $0.7 million that iBill has paid to its merchants, and the $0.3 million of gross profits. During the three months ended December 31, 2002, ICN sold the WorldCom receivable, paid iBill approximately $.3 million for amounts due from WorldCom and InterCept reduced the $2.4 million reserve and expense by this amount. InterCept also provides statement and printing services for WorldCom. As of December 31, 2002, InterCept has reserved $70,000 for WorldCom’s failure to pay for these services and is seeking to collect it.

15.       RELATED PARTY TRANSACTIONS

As discussed in Note 4, InterCept owned approximately 28% of Netzee as of December 31, 2002. Two of InterCept’s directors also served as directors of Netzee, and one of those directors was the Chief Executive Officer of Netzee. In order to enable Netzee to complete its acquisitions in August and September 1999, InterCept borrowed funds under its line of credit and loaned these funds to Netzee. InterCept also made advances to Netzee to fund operations. These amounts were repaid to InterCept upon completion of Netzee’s initial public offering in November 1999. Beginning December 15, 1999, InterCept provided Netzee with a revolving line of credit until December 31, 2002. Borrowings on this line bore interest at a rate of prime plus 2%. As amended on March 29, 2002, InterCept provided Netzee a line of credit of approximately $14.0 million. As of December 31, 2002, InterCept took a one-time charge of approximately $5.4 million as a result of Netzee’s sale of substantially all of its assets to Certegy, Inc. Total interest on all borrowings for 2000, 2001 and 2002 was approximately $1.1 million, $1.1 million and $693,000, respectively, and is included in interest and other income in the accompanying statements of operations.

InterCept and Netzee maintained a relationship to cross-market each other’s products and services. During 2000, 2001 and 2002, InterCept received $375,000, $131,000 and $54,000, respectively, in commissions related to Netzee sales. InterCept also shared certain facilities with Netzee and provided certain administrative services to Netzee. InterCept charged Netzee approximately $163,000, $108,000 and $15,000 in 2000, 2001 and 2002, respectively, for these shared costs. During 2000, 2001 and 2002, Netzee used InterCept to purchase certain hardware and software used to implement Netzee’s internet and telephone banking products. In addition, InterCept assisted Netzee in managing the ordering and inventory process related to this equipment. During 2000, 2001 and 2001, Netzee incurred approximately $435,000, $152,000 and $0, respectively, in costs to purchase the equipment, which included a fee to InterCept for its services.

On May 31, 2001, InterCept entered into a loan agreement with SLM under which InterCept loaned SLM $12 million, subject to various terms and conditions. Borrowings under the loan agreement bore interest at an annual rate equal to the one-month LIBOR plus 2% and were secured by the shares of InterCept’s common stock owned or potentially issuable to SLM. On August 13, 2001, SLM repaid the note, including accrued interest of $140,000, in full.

On December 3, 2001, Intercept entered into a loan agreement with SLM under which Intercept loaned SLM $7.0 million in exchange for cash and settlement of other indemnification amounts that SLM owed to Intercept The SLM loan agreement was amended on September 30, 2002. Under the amended loan agreement, borrowings bear interest at the prime rate plus 2%. The SLM loan matures on June 30, 2003 and is secured by 401,954 shares of Intercept common stock. The loan requires mandatory prepayments from the proceeds of sales of Intercept common stock by SLM until the loan is repaid in full. At December 31, 2002, the balance on the loan was $7,485,000, including accrued interest of $121,000. The amended loan agreement required SLM to pay Intercept on January 2, 2003 the interest that had accrued on the loan through that date. (The remaining interest is due at the loan maturity date.) On January 21, 2003, SLM paid Intercept $551,000 from the sale by SLM of 30,000 shares of Intercept common stock, which satisfied the interest payment due on January 3, 2003. The Intercept shares that secure the remaining $6.9 million principal balance owed by SLM are valued at approximately $2.4 million as of March 17, 2003.

Intercept provides telecommunications network and operations services and customer support services to SLM, as well as computer programming services. Intercept recorded revenue of approximately $1.8 million and $300,000 related to services provided to SLM in 2001 and 2002, respectively. Intercept also charged SLM approximately $200,000 during 2001 and $135,000 during 2002 for rent and building expenses related to certain SLM operations maintained at Intercept’s facility; these amounts are included in interest and other income, net.

During the years ended December 31, 2000, 2001 and 2002, Intercept incurred fees of approximately $745,000, $1.0 million and $1.6 million, respectively, for legal services to a law firm, a partner of which is also a director of Intercept

Intercept provided telecommunications connectivity to Towne Services, Inc. (“Towne”). Intercept recorded revenue from Towne of approximately $236,000, $173,000 and $0 during 2000, 2001 and 2002, respectively, which is included in data communications management income. At December 31, 2001 and 2002, receivables from Towne were approximately $0. Intercept owned 10,000 shares of Towne common stock, which Intercept purchased in 1997. In August 2001, Towne entered a merger agreement with Private Business, Inc. under which Intercept’s shares of Towne were exchanged for 9,072 shares of Private Business common stock. Two directors of Intercept served as directors of Towne. Only one of these directors, however, is a director of Private Business. There have been no transactions between Intercept and Private Business since the merger.

In connection with the acquisition of EPX, Intercept made a loan of $2.5 million to an officer and shareholder of EPX who is now an employee and shareholder of Intercept The loan accrues interest monthly at prime plus 1%. At December 31, 2002, the balance on the loan was $2.6 million including accrued interest of $86,000. The note was due on December 31, 2002 and is now in default. The employee owns 968,878 shares of Intercept, Inc. common stock issued to him in a private placement in May 2002. Accordingly, the sale of that stock is restricted until May 2003.

16.       SUBSEQUENT EVENTS

In February 2003, Intercept amended the iBill asset purchase agreement to settle outstanding issues related to escrow and earnout provisions. At the closing of the original agreement on April 8, 2002, Intercept placed a portion of the purchase price in escrow to secure representations and warranties of the former owners. Under the amendment, Intercept received $8.0 million from the escrow and the former owners received the remaining $2.5 million. The proceeds will be credited to Goodwill from the iBill acquisition in the first quarter of 2003. In the February 2003 amendment, the former owners also agreed to eliminate the earnout provisions in the purchase agreement. Intercept agreed to indemnify the former owners for any claims resulting from processing-related activities that occurred before April 8, 2002.

InterCept, three of its officers -- John W. Collins, G. Lynn Boggs, and Scott R. Meyerhoff -- and its former officer, Garrett M. Bender, have been named as defendants in a shareholder class action lawsuit filed in the U.S. District Court for the Northern District of Georgia (Civil Action No. 03-CV0567). The plaintiff seeks to represent a class of individuals who purchased Intercept common stock between September 16, 2002 and January 9, 2003. The plaintiff has alleged that Intercept and the individual defendants made material misrepresentations and/or omitted to make material disclosures throughout the class period due to their false assurances that the adult entertainment portion of the company’s merchant services business was insignificant and their failure to disclose the impact of the implementation of new Visa regulations in November 2002. The plaintiff alleges violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under Section 10(b), and Section 20(a) of the Exchange Act. As of March 28, 2003, Intercept has yet to be served in this lawsuit. At this time, the lawsuit has not progressed to a stage that would enable Intercept to make an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss.

InterCept signed an amendment to the Wachovia Bank credit facility on March 31, 2003. This amendment, a copy of which is filed as an exhibit to this annual report, includes the following terms:

•	Wachovia agreed to waive our compliance with the Funded Debt to EBITBA covenant under the credit agreement through the date of the amendment;
•	InterCept will pay interest at 2% over one-month LIBOR;
•	the maturity date of the facility was changed to January 1, 2004 from June 1, 2004;
•	InterCept paid a $125,000 fee in connection with the amendment and agreed to pay additional fees of $250,000 each on July 1, 2003 and October 1, 2003 if the credit facility is still in effect on those dates;
•	InterCept is required to maintain borrowing availability under the credit facility in an amount not less than $10 million through September 30, 2002 (thus the outstanding balance cannot exceed $40.0 million) and in an amount not less than $20 million thereafter (thus the outstanding balance cannot exceed $30.0 million); and
•	the Funded Debt to EBITDA covenant has been eliminated and replaced with required minimum EBITDA amounts for each of the second and third quarters of 2003.

Because the Wachovia facility matures on January 1, 2004 and other payments to Wachovia are required if the facility remains outstanding, our goal is to refinance the Wachovia facility as soon as practicable with another lender or to obtain other financing. Although we believe we will be able to find other financing and pay off Wachovia, we cannot assure you that any such new financing will have terms comparable to those of the Wachovia facility. Any refinancing may be for a lower principal amount than the amount available under the Wachovia facility, and it may have less attractive terms.

EXHIBIT INDEX

Exhibit No	Description

2.1

Acquisition and Merger Agreement dated May 28, 1999 by and between The InterCept Group, Inc., LEV Acquisition Corp., L.E. Vickers & Associates, Inc., Data Equipment Services, Inc., and the shareholders of L.E. Vickers & Associates, Inc. and Data  Equipment Services, Inc. (incorporated by reference to Exhibit 2.1 to InterCept’s Current Report on Form 8-K filed June 11, 1999).++

2.2

Agreement and Plan of Merger dated August 6, 1999 by and among The InterCept Group, Inc., Zeenet Corporation, SBS Data Services, Inc. and the shareholders of SBS Data Services (incorporated by reference to Exhibit 2.1 to InterCept’s Current Report on Form 8-K filed August 20, 1999).++

2.3

Agreement and Plan of Merger dated August 6, 1999 by and between Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation (incorporated by reference to Exhibit 2.2 to InterCept’s Current Report on Form 8-K filed August 20, 1999).++

2.4

Agreement and Plan of Merger dated August 6, 1999 by and among Direct Access Interactive, Inc., SBS Corporation and the shareholders of SBS Corporation (incorporated by reference to Exhibit 2.2 to InterCept’s Current Report on Form 8-K filed on August 20, 1999).++

2.5

Agreement and Plan of Merger dated September 3, 1999 by and between Netzee, Inc. and Direct Access Interactive, Inc. (incorporated by reference to Exhibit 2.1 to InterCept’s Current Report on Form 8-K filed September 17, 1999).++

2.6

Agreement and Plan of Merger dated September 3, 1999 by and between Netzee, Inc., Dyad Corporation and certain of the shareholders of Dyad Corporation (incorporated by reference to Exhibit 2.2 to InterCept’s Current Report on Form 8-K filed September 17, 1999).++

2.7

Asset Contribution Agreement dated September 3, 1999 by and among The InterCept Group, Inc., Netzee, Inc. and The Bankers Bank (incorporated by reference to Exhibit 2.3 to InterCept’s Current Report on Form 8-K filed September 17, 1999).++

2.8

Asset Contribution Agreement dated September 3, 1999 by and among The InterCept Group, Inc., Netzee, Inc. and TIB The Independent BankersBank (incorporated by reference to Exhibit 2.4 to InterCept’s Current Report on Form 8-K filed September 17, 1999).++

2.9

Purchase Agreement (amended and restated) dated as of November 29, 2000, between The InterCept Group, Inc. and SLMSoft.com Inc., an Ontario corporation, and SLMsoft.com Inc., a Kansas corporation (incorporated by reference to Exhibit 2.1 to Intercept’s Current Report on Form 8-K filed January 19, 2001).++

2.10

Asset Purchase Agreement dated and effective as of October 1, 2001, by and among The Intercept Group, Inc., Intercept Output Solutions, LP, HSI Holdings, Inc., Superior Forms, Ltd., HSI Properties, Ltd., Holmes & Shaw Limited, Inc., Holmes & Shaw General, Inc., George V. Shaw, III and Vincent Investment Company, Inc. (incorporated by reference to Exhibit 2.10 to Intercept’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).++

2.1

Asset Purchase Agreement dated March 19, 2002, by and among Intercept, Inc.; Intercept Billing Company, LLC; Internet Billing Company, Ltd; iBill Liberty Merchant Services, LLC; iBill Technologies LLC; Internet Billing Corp.; iBill Corp.; iBill GAP, LLC; and CSR Billing.com, LLC. (incorporated by reference to Exhibit 2.1 to Intercept’s Current Report on Form 8-K dated April 9, 2002 and filed April 23, 2002).*++

2.12

First Amendment to Asset Purchase Agreement dated March 19, 2002, by and among Intercept, Inc.; Intercept Billing Company, LLC; Internet Billing Company, LTD; iBill Liberty Merchant Services, LLC; iBill Technologies LLC; Internet Billing Corp.; iBill Corp.; iBill GAP, LLC; and CSR Billing.com, LLC (incorporated by reference to Exhibit 2.1.1 to Amendment No. 1 to Current Report on Form 8-K filed May 13, 2002).

2.13

Second Amendment to Asset Purchase Agreement dated March 19, 2002, by and among Intercept, Inc.; Intercept Billing Company, LLC; Internet Billing Company, LTD; iBill Liberty Merchant Services, LLC; iBill Technologies LLC; Internet Billing Corp.; iBill Corp.; iBill GAP, LLC; and CSR Billing.com, LLC effective as of February 11, 2003.

2.14

Agreement and Plan of Merger dated as of May 21, 2002 by and among Intercept, Inc., Intercept Merger Sub, Inc., Electronic Payment Exchange, Inc. (“EPX”), and certain of the stockholders of EPX (incorporated by reference to Exhibit 2.1 to Intercept’s Current Report on Form 8-K filed June 5, 2002).*++

3.1

Amended and Restated Articles of Incorporation, as deemed filed with the Secretary of the State of Georgia on April 29, 1998 (incorporated by reference to the exhibits to Intercept’s Registration Statement on Form 8-A (as amended on October 1, 1999)).

3.2	Amended and Restated Bylaws (incorporated by reference to the exhibits to Intercept’s Registration Statement on Form 8-A (as amended on October 1, 1999)).

3.3	Amendment to Amended and Restated Bylaws (incorporated by reference to the exhibits to Intercept’s Registration Statement

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

10.12

Letter of Intent between Intercept, Inc. and Sovereign Bank dated October 3, 2002 (incorporated by reference to Exhibit 99.2 to Intercept's Current Report on Form 8-K dated October 3, 2002 filed on October 11, 2002).+

10.13	WorldCom Service Agreement dated as of April 21, 2002 by and between MCI WorldCom Communications, Inc. and Intercept Inc.

10.14

Stock Option Agreement dated as of June 24, 1998 by and between Intercept and John W. Collins (incorporated by reference to Exhibit 10.2 to Intercept’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed on August 14, 1998).**

10.15	Stock Option Agreement dated as of June 24, 1998 by and between Intercept and Donny R. Jackson (incorporated by reference to

Exhibit 10.3 to InterCept’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed on August 14, 1998).**

10.16

Stock Option Agreement dated as of June 24, 1998 by and between InterCept and Scott R. Meyerhoff (incorporated by reference to Exhibit 10.3 to InterCept’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed on August 14, 1998).**

10.17

Amended and Restated Credit Agreement dated as of February 2, 2001, by and among Netzee, Inc., John H Harland Company, and The InterCept Group, Inc. (incorporated by reference to Exhibit 10.1 to Netzee’s Current Report on Form 8-K dated February 2, 2001 and filed February 16, 2001).

10.18

Software Agreement dated January 4, 2001, between The InterCept Group, Inc., and SLMSoft.com Inc., an Ontario corporation (incorporated by reference to Exhibit 2.2 to InterCept’s Current Report on Form 8-K filed January 19, 2001). ++

10.19

Registration Rights Agreement dated January 4, 2001, between The InterCept Group, Inc., and SLMSoft.com Inc., an Ontario corporation (incorporated by reference to Exhibit 2.3 to InterCept’s Current Report on Form 8-K filed January 19, 2001).++

10.20

Amendment No. 1 to Registration Rights Agreement between InterCept and SLMsoft.com, Inc. dated May 31, 2001 (incorporated by reference to Exhibit 10.4 in InterCept’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.21

Loan Agreement between The InterCept Group, Inc., and SLMsoft.com, Inc. dated December 3, 2001 (incorporated by reference to Exhibit 10.21 to InterCept’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).

10.22

Employment Agreement by and between InterCept, Inc. and G. Lynn Boggs dated as of February 19, 2002 (incorporated by reference to Exhibit 10.22 to InterCept’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).

10.23

Loan and Security Agreement dated December 21, 2001, by and among The InterCept Group, Inc., C-TEQ, Inc., SBS Data Services, Inc., DPSC Acquisition Corp., ICPT Acquisition I, LLC, InterCept Communications Technologies, Inc., InterCept Services, LLC, InterCept TX I, LLC, InterCept Output Solutions, LP and InterCept Supply, LP and Wachovia Bank (formerly First Union National Bank) (incorporated by reference to Exhibit 10.23 to InterCept’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).

10.24

Amendment No. 1 to Amended and Restated Credit Agreement, dated March 29, 2002, by and among Netzee, Inc., InterCept, Inc. and John H. Harland Company (incorporated by reference to Exhibit 10.12.4 to Netzee’s Annual Report on Form 10-K for the year ended December 31, 2001 filed April 1, 2002).

10.29

Employment Agreement by and between Intercept, Inc. and Garrett Bender effective April 9, 2002 (incorporated by reference to Exhibit 2.4 to Intercept’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002 filed on August 14, 2002).

10.30

Promissory Note between Electronic Payment Exchange, Inc. and Raymond Moyer dated May 24, 2002 (incorporated by reference to Exhibit 10.1 to Intercept’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002 filed on August 14, 2002).

10.31	Intercept, Inc. 2002 Stock Option Plan (incorporated by reference to Appendix A to the definitive (revised) proxy statement of Intercept filed on April 26, 2002).

10.32	Intercept, Inc. 2002 Acquisitions Stock Option Plan

10.33	Intercept, Inc. G. Lynn Boggs 2002 Stock Option Plan

10.34

First Amendment to the Amended and Restated Loan and Security agreement between Intercept, Inc. and Wachovia Bank, National Association dated July 1, 2002 (incorporated by reference to Exhibit 10.1 to Intercept’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002 filed on November 14, 2002).

10.35

Second Amendment to the Amended and Restated Loan and Security Agreement between Intercept, Inc. and Wachovia Bank, National Association dated September 28, 2002 (incorporated by reference to Exhibit 10.2 to Intercept’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002 filed on November 14, 2002).

10.36

Note Modification Agreement for the Secured Promissory Note between Intercept, Inc. and SLMsoft.com dated September 30, 2002 (incorporated by reference to Exhibit 10.2 to Intercept’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002 filed on November 14, 2002).

10.37	Employment Agreement by and between Intercept, Inc. and John Perry effective December 17, 2002.

10.38	Master Services Agreement dated January 21, 2003 by and between Sovereign Bank and Intercept, Inc.+++

10.39	Consent and Release dated December 4, 2002 among InterCept, Inc., John H. Harland Company, and Netzee, Inc.

10.40	Fourth Amendment to the Amended and Restated Loan and Security Agreement between Intercept, Inc. and Wachovia Bank, National Association dated March 31, 2003.

21.1	Subsidiaries of Intercept

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (contained on the signature page hereof).

99.1	Financial statements of Netzee, Inc.

      *    Incorporated by reference to the exhibits to InterCept’s Registration Statement on Form S-1 (No. 333-47197) as declared effective by the Securities and Exchange Commission on June 9, 1998.

    **    This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K pursuant to Item 14(c).

+         Confidential treatment has been granted or requested for certain confidential portions of this exhibit pursuant to Rule 406 under the Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission (the “Commission”).

++       The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request, as provided in item 601(b)(2) of Regulation S-K.

+++    Confidential treatment has been requested for certan portions of this exhibit pursuant to Rule 24(b)(2), and accordingly, those portions have been omitted from this exhibit and filed separately with the Commission.