Form 10-Q
period 2003-03-31
INTERCEPT INC
filed 2003-05-15
CIK 1054930

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

Or

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________, 19___.

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2003

Common Stock, no par value	20,059,442

INTERCEPT, INC.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

InterCept, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,675	$24,071
Restricted short term investments	18,122	19,239
Accounts receivable, less allowance for doubtful accounts of $2,479 and $2,729 at March 31, 2003 and December 31, 2002, respectively	31,984	29,229
Advances to SLM	7,044	7,485
Deferred tax assets	2,579	2,536
Prepaid expenses	6,972	6,782
Inventory and other	16,823	15,537

Total current assets	95,199	104,879
Property and equipment, net	44,246	42,324
Intangible assets, net	81,820	83,418
Goodwill	210,595	216,144
Other noncurrent assets	23,591	25,849

Total assets	$455,451	$472,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$50,338	$23,740
Accounts payable and accrued liabilities	21,220	19,364
Client payouts	49,538	58,740
Deferred revenue	12,430	11,825

Total current liabilities	133,526	113,669
Long-term debt, less current portion	8	39,425
Deferred revenue	349	376
Deferred tax liability	4,435	3,832

Total liabilities	138,318	157,302
Minority interest	267	253
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; 20,058,449 and 19,976,764 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	301,494	301,152
Retained earnings	15,727	14,255
Accumulated other comprehensive loss	(355)	(348)

Total shareholders’ equity	316,866	315,059

Total liabilities and shareholders’ equity	$455,451	$472,614

The accompanying notes are an integral part of these condensed consolidated balance sheets.

InterCept, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,

	2003	2002

	(unaudited)	(unaudited)
Revenues:
Financial institution services	$43,527	$36,990
Merchant services	17,445	475
Customer reimbursements	4,261	2,715

Total revenues	65,233	40,180
Costs of services:
Costs of financial institution services	21,751	16,748
Costs of merchant services	7,221	29
Customer reimbursements	4,261	2,715
Selling, general and administrative expenses	24,843	11,974
Depreciation and amortization	4,782	2,414

Total operating expenses	62,858	33,880
Operating income	2,375	6,300
Other (expense) income, net	(4)	1,178

Income before provision for income taxes, equity in loss of affiliates and minority interest	2,371	7,478
Provision for income taxes	905	2,756
Equity in income (loss) of affiliates	19	(1,487)
Minority interest	(13)	(7)

Net income	$1,472	$3,228

Net income per common share:
Basic	$0.08	$0.18

Diluted	$0.07	$0.17

Weighted average shares outstanding:
Basic	19,585	17,996
Diluted	20,165	19,125

The accompanying notes are an integral part of these condensed consolidated statements of operations.

InterCept, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,

	2003	2002

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,472	$3,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,782	2,414
Loan cost amortization	36	15
Minority interest	14	7
Deferred income tax provision	560	1,053
Loss on sale of property and equipment	—	14
Gain due to stock issuances of subsidiary	—	(25)
Equity in net loss of affiliates	19	1,487
Income tax benefit related to exercise of stock options	—	624
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,755)	1,166
Inventory, prepaid expenses, and other current assets	(141)	77
Other assets	(3,646)	93
Accounts payable and accrued liabilities	1,857	(4,678)
Client payouts	(9,202)	—
Interest accrued on notes receivable	2	(83)
Deferred revenue	578	1,406

Net cash (used in) / provided by operating activities	(6,424)	6,798

Cash flows from investing activities:
Acquisitions, net of cash acquired	7,296	(5,376)
Decrease in note receivable	3,210	—
Purchase of investments, net	1,317	(1,044)
(Advances to) repayments from affiliate, net	—	(410)
Purchases of property and equipment, net	(4,539)	(2,474)
Increases in capitalized software	(571)	(358)

Net cash provided by / (used in) investing activities	6,713	(9,662)

Cash flows from financing activities:
Proceeds from line of credit	25,615	6,717
Payments on notes payable and line of credit	(38,641)	(4,970)
Proceeds from employee stock purchase plan	228	—
Proceeds from exercise of stock options	113	1,221

Net cash (used in) provided by financing activities	(12,685)	2,968

Net (decrease) increase in cash and cash equivalents	(12,396)	104
Cash and cash equivalents at beginning of the period	24,071	24,917

Cash and cash equivalents at end of the period	$11,675	$25,021

Supplemental disclosures of cash flow information:
Cash paid for interest	$508	$33

Cash paid for income taxes	$72	$2,010

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

The consolidated financial statements include the accounts of InterCept and its wholly owned subsidiaries: InterCept Communications Technologies, Inc., SBS Data Services, Inc., C-TEQ, Inc., InterCept Services, LLC, ICPT Acquisitions I, LLC, DPSC Acquisition Corp., InterCept TX I, LLC, InterCept Payment Solutions, Inc., Internet Billing Company, LLC (“iBill”), InterCept Output Solutions, LP, and InterCept Supply, LP.  In addition, ProImage, Inc., a corporation in which InterCept has a 67% ownership interest as of March 31, 2003, has been consolidated in InterCept’s consolidated financial statements since its inception, due to InterCept’s control of ProImage.  Management of InterCept has responsibility for all day-to-day operations of ProImage and has and will continue to provide complete financial support for ProImage due to legal limitations on the other shareholder’s ability to fund losses.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Minority interest represents the minority shareholder’s proportionate share of the equity and earnings of ProImage.

Through December 31, 2002, InterCept accounted for its investment in Netzee, Inc. under the equity method, under which the operations of Netzee were recorded on a single line item in the statements of operations, “equity in loss of affiliate.”  During 2002, InterCept continued to record equity method losses in Netzee, resulting in the reduction of its investment in common stock of Netzee to zero.  InterCept then applied EITF 99-10, “Percentage Used to Determine the Amount of Equity Method Losses,” which addresses the percentage of ownership that an investor should use to compute equity method losses when the investment in a company’s common stock has been reduced to zero and the investor holds other securities of the company such as preferred stock or loans to the company.  Netzee had preferred stock outstanding.  InterCept owned none of Netzee’s preferred stock.  Netzee also had an $18.0 million line of credit, of which InterCept loaned approximately 78%.  Under EITF 99-10, InterCept did not record any additional equity method losses until the preferred stockholders’ investment was reduced to zero by absorbing Netzee’s losses.  During the third quarter of 2002, the preferred stockholders completed the reduction of their investment in Netzee to zero and InterCept then applied its relative ownership percentage in the next most senior level of capital – the line of credit – to record its share of Netzee’s remaining losses.  As of December 31, 2002, InterCept owned approximately 28% of Netzee’s common stock.  On December 31, 2002, Netzee sold substantially all of its assets to Certegy, Inc.

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented.  The results of the three months are not necessarily indicative of the results to be expected for the full fiscal year.  Please read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements and the notes thereto included in InterCept’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2002.

2.	Business Segment Reporting

InterCept’s operations were classified as one business segment in 2001 and the first quarter of 2002.  The acquisitions of iBill and InterCept Payment Solutions, Inc. (formerly named Electronic Payment Exchange, Inc. and sometimes referred to as “EPX”) during the three months ended June 30, 2002 have added merchant processing to InterCept’s product offerings.  Therefore, the operations are now classified into two business segments: Financial Institution Services and Merchant Services.  For the three months ended March 31, 2002, results from merchant portfolio management that were previously insignificant have been reclassified from the Financial Institution Services segment to the Merchant Services segment.  Summarized financial information by business segment is as follows (in thousands):

InterCept, Inc. and Subsidiaries
Segment Information
(in thousands)

	Three Months Ended, March 31, 2003			Three Months Ended, March 31, 2002

	Financial Institution Services	Merchant Services	Total	Financial Institution Services	Merchant Services	Total

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Service fee	$38,295	$17,445	$55,740	$33,350	$475	$33,825
Data communications management	2,438	—	2,438	1,974	—	1,974
Equipment and product sales, services and other	2,794	—	2,794	1,666	—	1,666
Customer reimbursements	4,261	—	4,261	2,715	—	2,715

Total revenues	47,788	17,445	65,233	39,705	475	40,180
Costs of services:
Costs of service fees	17,769	7,221	24,990	14,099	29	14,128
Costs of data communications management	1,808	—	1,808	1,363	—	1,363
Costs of equipment and product sales, services and other	2,174	—	2,174	1,286	—	1,286
Customer reimbursements	4,261	—	4,261	2,715	—	2,715
Selling, general and administrative expenses	16,291	8,552	24,843	11,723	251	11,974
Depreciation and amortization	3,279	1,503	4,782	2,409	5	2,414

Total operating expenses	45,582	17,276	62,858	33,595	285	33,880
Operating income	$2,206	$169	$2,375	$6,110	$190	$6,300

Total assets for the Financial Institution Services segment and Merchant Services segment were approximately $240.0 million and $215.5 million, respectively, as of March 31, 2003.

3.	Net Income Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding, excluding the weighted average number of shares held in escrow to satisfy contingencies related to certain acquisitions.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method, which is based on the average stock price for the period.  The effects of anti-dilutive options have been excluded.  The weighted average number of anti-dilutive options totaled approximately 4.0 million and 35,000 for the three months ended March 31, 2003 and 2002, respectively.  Amounts shown are in thousands, except earnings per share data.

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002

	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$1,472	19,585	$0.08	$3,228	17,996	$0.18
Dilutives:
Stock options		122	$—	—	992	$—
Shares held in escrow to satisfy contingencies		407	$—
Contingently issuable shares subject to earnout provisions		51	$—		137	$—

Diluted EPS	$1,472	20,165	$0.07	$3,228	19,125	$0.17

4.	Comprehensive Income

Comprehensive income is the total of net income and all other unrealized gains (losses) on securities, net of tax.  The following table sets forth the calculation of InterCept’s comprehensive income for the periods indicated below (in thousands):

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$1,472	$3,228
Unrealized loss on securities, net of tax:	(7)	—

Comprehensive income	$1,465	$3,228

5.	Acquisitions

Effective April 8, 2002, InterCept acquired substantially all of the assets of Internet Billing Company, Ltd., a Florida limited partnership that provides transaction processing for internet merchants.  These assets included shares of several subsidiaries and affiliated companies of Internet Billing Company, Ltd.  InterCept paid cash of $104.3 million, net of cash received of $7.7 million.  Costs associated with the acquisition totaled approximately $2.7 million.  In February 2003, InterCept amended the iBill asset purchase agreement to settle outstanding issues related to escrow and earnout provisions.  At the closing of the original agreement on April 8, 2002, InterCept placed a portion of the purchase price in escrow to secure representations and warranties of the former owners.  Under the amendment, InterCept received $8.0 million from the escrow, and the former owners received the remaining $2.5 million.  Of the $8.0 million received by InterCept, $1.7 million was applied to InterCept's claim against the former owners of iBill for indemnification related to iBill's working capital deficit as of the closing date. The remainder of the $8.0 million was credited to goodwill from the iBill acquisition during the first quarter of 2003.  In the February 2003 amendment, the former owners also agreed to eliminate the earnout provisions in the purchase agreement.  InterCept agreed to indemnify the former owners for any claims resulting from processing-related activities that occurred before April 8, 2002.

6.	Goodwill and Intangibles

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

InterCept reviews its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment is recognized when the undiscounted future cash flows estimated to be generated by the asset are not sufficient to recover the unamortized balance of the asset.  An impairment loss would be recognized based on the difference between the carrying values and estimated fair value.  The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year.  Estimates of future cash flows are based on many factors, including current operating results, management’s plans with respect to operations, expected market trends and competitive influences.  InterCept also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives.  During 2002, InterCept recorded an impairment loss of $20.0 million related to its intangibles.

Intangible assets as of March 31, 2003 and December 31, 2002 were as follows (in thousands):

	March 31, 2003			December 31, 2002

	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Amortized intangible assets:
Product technology	11,108	(3,035)	8,073	10,544	(2,628)	7,916
Customer contracts	60,453	(9,735)	50,718	60,453	(8,495)	51,958
Marketing agreement	1,325	(206)	1,119	825	(110)	715
Patented technology	18,752	(1,832)	16,920	18,745	(1,424)	17,321
Non-compete agreements	591	(350)	241	1,091	(335)	756
Domain Names	88	(9)	79	88	(6)	82

	92,317	(15,167)	77,150	91,746	(12,998)	78,748

Nonamortized intangible assets:
Trade names and trademarks	4,693	(23)	4,670	4,693	(23)	4,670
Total intangibles assets	97,010	(15,190)	81,820	96,439	(13,021)	83,418

Amortization expense of intangible assets was $2.2 million and $3.3 million for the quarters ended March 31, 2003 and 2002.  As of March 31, 2003, estimated future annual amortization expense of other intangible assets is as follows:

2004	$ 8,909,000
2005	$ 8,712,000
2006	$ 8,512,000
2007	$ 8,243,000
2008	$ 7,752,000

7.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at March 31, 2003 and December 31, 2002 consisted of the following (in thousands):

	March 31, 2003	December 31, 2002

$50.0 million line of credit with Wachovia Bank, National Association (formerly First Union National Bank), as amended, interest payable at the LIBOR rate plus applicable margin as defined (approximately 3.3% as of March 31, 2003); payable in full on January 1, 2004, guaranteed by substantially all assets of the Company.	32,967	$39,350
Note with The Peoples Bank of Winder, interest payable monthly at prime minus .375; paid in full on December 30, 2002.	—	18,221
Note with the BankersBank, interest payable monthly at prime minus .375 (3.875% as of March 31, 2003); payable in full on August 30, 2003, secured by certain certificates of deposit pledged by InterCept.	16,874	0
Note with Wachovia Bank, National Association, interest payable monthly at LIBOR rate plus applicable margins; paid in full on January 16, 2003.	—	5,000
Equipment under capital lease with payments ranging from $720 to $34,794 with maturity dates ranging from September 2003 to May 2004.	499	588
Other	6	6

	50,346	63,165
Less current maturities	(50,338)	(23,740)

	$8	$39,425

8.	Advances to SLM

On December 3, 2001, InterCept entered into a loan agreement with SLMSoft.com, Inc. (“SLM”) under which InterCept loaned SLM $7.0 million in exchange for cash and settlement of other indemnification amounts owed to InterCept.  The SLM loan agreement was amended on September 30, 2002.  Under the amended loan agreement, borrowings bear interest at prime plus 2%.  Interest was payable on January 2, 2003 for all interest accrued through that date, and the remaining interest is due at the loan maturity date.  The SLM loan matures on June 30, 2003 and is secured by 401,954 shares of InterCept common stock.  The loan requires mandatory prepayments from the proceeds of sales of InterCept common stock by SLM until the loan is repaid in full.  As of March 31, 2003, the balance on the loan was $7.0 million including accrued interest of $83,000.  SLM’s U.S. non-operating subsidiary recently declared bankruptcy, causing an event of default under the loan agreement.  Although InterCept believes that the note is not currently impaired, it is negotiating with SLM to amend or otherwise settle the loan agreement. In the event that InterCept and SLM fail to renegotiate or otherwise settle the loan agreement, InterCept's recourse will be limited to the shares of stock held by SLM, which were valued at approximately $2.9 million as of May 7, 2003.

9.	WorldCom

WorldCom, which is currently subject to federal bankruptcy proceedings, provides various services to InterCept, including frame relay circuits, network and internet backbone, and billing and collection for iBill’s WEB 900 billing service.  WEB 900 allows a consumer to make a purchase by dialing a 900 telephone number.  The charge for the purchase appears on the consumer’s telephone bill.  iBill sends amounts for the purchase to its internet merchant, as it would for any other internet purchase.  WorldCom collects for the charges when the consumer pays its telephone bill, and then remits the amounts collected to ICN Ltd., iBill’s WEB 900 service provider, which then forwards the monies to iBill.  During the third quarter of 2002, WorldCom failed to remit to ICN certain amounts collected from consumers before WorldCom’s bankruptcy filing, and accordingly ICN was unable to remit those amounts to iBill.  As of September 30, 2002, ICN owed iBill approximately $2.1 million for WEB900 services, net of fees owed to ICN of $0.3 million.  Of this $2.1 million, iBill had remitted to its customers approximately $0.7 million and had recognized gross profit of approximately $0.3 million related to its WEB900 service offering.  In addition, iBill deposited $1.4 million with ICN as a reserve against charge-backs.  ICN deposited these amounts with WorldCom for reserves.  WorldCom has notified ICN that it will not refund reserve amounts held on behalf of ICN, and ICN has notified iBill that it will not return iBill’s $1.4 million cash reserve from iBill.  As of September 30, 2002, InterCept had reserved a total of $2.4 million against the $1.4 million deposit, the $0.7 million that iBill has paid to its merchants, and the $0.3 million of gross profits.  During the three months ended December 31, 2002, ICN sold the WorldCom receivable, ICN paid iBill approximately $.3 million for amounts due from WorldCom related to May 2002 and InterCept reduced the $2.4 million reserve and expense by this amount.  As of March 31, 2003, the reserve remains $2.1 million.  InterCept also provides statement and printing services for WorldCom.  As of March 31, 2003, InterCept has reserved $70,000 for WorldCom’s failure to pay for these services and is seeking to collect it.

10.	Recent Accounting Pronouncements

InterCept adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002.  This Standard provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.  The adoption of this Standard did not have an effect on InterCept’s financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred.  Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan.  SFAS No. 146 also requires that the liability be measured and recorded at fair value.  Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized.  InterCept has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123,” (“SFAS 148”).  SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about those effects in interim financial information.  InterCept currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123.  InterCept currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and has adopted the disclosure provisions of SFAS 148 as of December 31, 2002.

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

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 provides guidance on the identification of variable interest entities, and the assessment of a company’s interests in a variable interest entity to determine whether consolidation is appropriate.  FIN 46 requires the consolidation of a variable interest entity by the primary beneficiary if the entity does not effectively disperse risks among the parties involved.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and is effective for periods beginning after June 15, 2003 for existing variable interest entities.  Because InterCept has no material exposures to special purpose entities or other off-balance sheet arrangements, InterCept anticipates that the effects of adopting FIN 46 will not be material to the results of operations or financial condition.

11.	Contingencies

Litigation

Other than as described below, InterCept is not a party to, and none of its material properties is subject to, any material litigation other than routine litigation incidental to its business.

          (1)     InterCept brought an action on March 15, 2002 against Midwest Payment Systems, Inc. (“MPS”) in the U.S. District Court in the Eastern District of Tennessee seeking a declaration as to the rights and legal relations of InterCept, MPS and the customer banks under the contracts that InterCept and the banks have with MPS and asserting a claim for tortious interference with contractual relations.  On April 3, 2002, InterCept and MPS agreed to a consent order pursuant to which MPS agreed to continue to provide services on a month-to-month basis so that InterCept can continue to service its customers who use MPS for ATM/EFT services.  Both InterCept and MPS agreed not to solicit the ATM/EFT business of the customer banks until final resolution of the lawsuit, and both companies agreed to limited communications with the customers regarding the lawsuit.  MPS has answered InterCept’s complaint and has brought its own claims against InterCept, including tortious interference with contract, breach of contract and breach of fiduciary duty.  InterCept believes that MPS’s claims are without merit and intends to defend them vigorously if the lawsuit is not settled.  InterCept is presently engaged in settlement discussions with MPS.  If settlement efforts are unsuccessful, the case is scheduled to go to trial in November.

          (2)     On September 30, 2002, Perfect10, Inc. filed a lawsuit in the Central District of California against iBill; CCBill, LLC; Paycom Billing Services, Inc; IMA Enterprises, Inc.; Cybertech Communications NV; Network Authentication Systems Corporation; Cavecreek Wholesale Internet Exchange; Netpass Systems, Inc; Internet Key, Inc; and other defendants asserting causes of action for copyright infringement, trademark infringement, violations of privacy rights, RICO, false advertising, unfair competition and related claims.  The complaint seeks a broad range of remedies, including actual damages, treble damages, an accounting of profits attributable to the allegedly infringing conduct, injunctive relief and other remedies.  The plaintiff contends that iBill, which rendered billing services in connection with certain websites, is liable under theories of secondary liability and conspiracy for the alleged wrongdoing.

          The entire action was stayed on January 23, 2003 pending arbitration between the plaintiff and one of the defendants.  Discovery in the suit has not yet begun.  InterCept believes the claims are without merit and will vigorously defend the lawsuit and assert applicable defenses.  It is too early in the proceeding to evaluate the probability of a favorable or unfavorable outcome, or the amount of any potential loss that InterCept would suffer in the event of an unfavorable outcome.

          (3)     InterCept, three of its officers -- John W. Collins, G. Lynn Boggs, and Scott R. Meyerhoff -- and its former officer, Garrett M. Bender, have been named as defendants in a shareholder class action lawsuit filed in the U.S. District Court for the Northern District of Georgia (Civil Action No. 03-CV0567).  The plaintiff seeks to represent a class of individuals who purchased InterCept common stock between September 16, 2002 and January 9, 2003.  The plaintiff has alleged that InterCept and the individual defendants made material misrepresentations and/or omitted to make material disclosures throughout the class period due to their false assurances that the adult entertainment portion of the company’s merchant services business was insignificant and their failure to disclose the impact of the implementation of new Visa regulations in November 2002.  The plaintiff alleges violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under Section 10(b), and Section 20(a) of the Exchange Act. InterCept believes the claims are without merit and intends to vigorously defend the lawsuit.

Other Contingencies

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

Because InterCept is not a bank, it cannot belong to or directly access the Visa and MasterCard credit card associations or the ACH payment network.  To provide transaction processing services, InterCept must be designated a certified processor by, and be a member service provider of, MasterCard and be designated as an internet payment services provider of Visa.  In cases of fraud or disputes between cardholders and merchants, InterCept faces charge-backs when cardholders dispute items for which they have been billed.  Charge-backs may arise from the unauthorized use of the cardholder’s name or bank account information or from a cardholder’s claim that a merchant failed to perform.  If a billing dispute between a credit card holder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant, and the purchase price is refunded to the cardholder.  If InterCept’s charge-back rate becomes excessive, credit card associations can fine InterCept or terminate InterCept’s ability to accept credit cards for payment.  InterCept delays a portion of merchant payouts for a period of six months to cover its potential liability for merchant processing card activities including potential charge-back penalties.

InterCept processes MasterCard and Visa transactions through First Financial Bank and its affiliate, First Data Management Services Corporation (together referred to as “First Data”).  On March 14, 2003, First Data was notified by MasterCard of an estimated assessment with respect to iBill’s noncompliance with MasterCard’s charge-back rules.  First Data notified InterCept that MasterCard has reviewed the historical charge-back percentages for InterCept and Old iBill for the period from January 1, 2001 through February 28, 2003 and has determined that those percentages exceeded MasterCard’s limits.  On March 31, 2003, First Data notified InterCept that MasterCard had determined the final amount of the assessment to be $5.85 million.  Of the $5.85 million, $3.5 million was recorded as an adjustment of the iBill purchase price, $1.9 million was recorded as an expense for the quarter ended December 31, 2002 and $450,000 was recorded during the first quarter of 2003.  For the three months ended March 31, 2003, InterCept reserved an additional $330,000 for potential fines.  As of March 31, 2003, First Data was holding a reserve of approximately $11.0 million owed to InterCept to cover InterCept’s potential liability for merchant processing card activities, including potential charge-back penalties.  This $11.0 million amount is included in Other Noncurrent Assets in the balance sheet contained in the condensed consolidated financial statements included in this report.  The MasterCard fine will be deducted from that amount.

InterCept also faces the possibility of fines from Visa for similar charge-back violations.  Prior to the April 2002 acquisition by InterCept, Old iBill was fined by Visa for excessive charge-backs in the months of August and September of 2001 and January and February of 2002 in the aggregate amount of approximately $4.5 million.  Old iBill also exceeded the Visa charge-back allowed rate in March 2002, and iBill exceeded the allowed charge-back rate in November 2002.  In addition, Visa may deem InterCept to have exceeded its charge-back levels in other months, but no fines have been assessed by Visa to date.  InterCept has concluded that Visa fines in excess of amounts withheld by InterCept from merchant payouts are not probable, and accordingly, InterCept has not recorded a liability under SFAS No. 5.  Any fines could materially adversely affect InterCept’s financial condition or results of operations.

InterCept also faces the possibility of fines from Visa and MasterCard for similar charge-back violations if it is in noncompliance in the future and if Visa and/or MasterCard decide to impose fines.  InterCept cannot predict with certainty whether Visa and MasterCard will fine it, and if so, the amounts of those fines.  Any fines could materially adversely affect InterCept’s financial condition and result of operations. In March 2002, MasterCard implemented a rule that requires all banks that submit transactions on behalf of a merchant to have a valid merchant agreement with that merchant. This rule applies whether the card is presented directly to the merchant or to a third-party payment facilitator, such as iBill.  MasterCard has determined that iBill’s role as a third-party payment facilitator does not properly present iBill as the merchant. As a result, MasterCard has notified iBill’s former and current acquiring banks for MasterCard transactions that iBill has acquired transactions from merchants without the required merchant agreements.  Because of this determination, MasterCard has stated that it will impose assessments on the acquiring banks of $2,500 per day, retroactive to the day that the first noncompliant transaction was acquired through iBill. For the quarter ended March 31, 2003, InterCept has incurred $225,000 of expense.

12.	Stock Based Compensation

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

Because InterCept has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for the stock option plans.  Had compensation cost for InterCept’s stock option plans been determined based on the fair value at the grant date for awards for the three months ended March 31, 2003 and 2002 consistent with the provisions of SFAS 123, InterCept’s pro forma net income would have been as follows:

	Three Months Ended March 31,

	2003	2002

Net income
As Reported	$1,472	$3,228
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(2,423)	$(4,171)

Pro-forma	(951)	(943)

Number of Basic Shares	19,585	17,996
Basic (loss) Income Per Share
As Reported	0.08	0.18
Pro-forma	(0.05)	(0.05)
Number of Diluted Shares	20,165	19,125
Diluted (Loss) Income Per Share
As Reported	0.07	0.17
Pro-forma	(0.05)	(0.05)

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

          Financial Institution Services

          The products and services included in our financial institution services segment include:

•	Core data processing and check imaging systems, support, maintenance and related services and software sales,
•	EFT processing services,
•	Data communications management and
•	Equipment and product sales, services and other, including:
•	sales of banking-related equipment and complementary products,
•	equipment maintenance and technical support services and
•	related products and services.

      In our service bureau operations, we generate core data processing revenues from service and processing fees based primarily on the number of accounts we service for our financial institution customers and the number of transactions we process.  We recognize these revenues as we perform the services.  We also generate revenues from the licensing of our core data processing systems.  We recognize revenues for licensing these systems in accordance with Statement of Position 97-2 on “Software Revenue Recognition,” using the residual method prescribed in SOP 98-9 issued by the American Institute of Certified Public Accountants.  We recognize software license fees and hardware and installation revenue when we have signed a non-cancelable license agreement, installed the product and satisfied all significant obligations to the customer.  We recognize maintenance fees over the term of the maintenance period.  We sell some of our software and hardware products through five-year, sales-type lease agreements under which customers make annual installment payments.  These annual payments include the initial installation and an ongoing license fee.  Revenue attributable to installation fees and the sale of equipment is recognized upon installation.  License fees are deferred and recognized ratably over the period of the lease.

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

          We derive EFT revenues principally from processing ATM and debit card transactions.  We receive a base fee for providing our ATM processing services and an additional fee for each additional ATM serviced.  Once the number of transactions by a financial institution exceeds established levels for that customer, we charge additional fees for these transactions.  For some debit card transactions, we receive a portion of the interchange fees generated by our financial institution customers, and we charge a monthly fee if our customers transactions do not meet a specified minimum dollar amount of transactions for a particular month.  Most charges under our EFT service agreements are due and paid monthly. During the second quarter of 2002, we began implementation of a new debit card pricing structure, under which we receive a flat fee for each transaction processed.  Under the new pricing, we do not receive a portion of the interchange fee for processing debit card transactions.  We believe that the change to our pricing structure will not materially affect our revenues from debit card processing and that it will materially reduce our exposure to any changes in interchange fees that will be implemented by Visa and MasterCard.  However, recent announcements by Visa and MasterCard could impact our revenues that we receive from interchange fees. See “Risk Factors—Risk Related to Financial Institution Services Industry— Our revenues may decrease as a result of legal actions against Visa and MasterCard.”

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

          Merchant Services

          In this segment of our business, we provide payment processing services and merchant portfolio management services.  Revenues from merchant processing services are recognized as services are performed.  Our service offerings allow merchants to accept and process real-time payments for goods and services purchased over the Internet using our merchant account, in which event revenue recognized is equal to service fees that we charge to the merchant.  This fee is generally based on a percentage of the total transaction amount.  Merchants can also establish their own merchant account with our acquiring bank partners and utilize our end-to-end processing solution, which eliminates the need for the merchant to establish multiple relationships with banks, front-end system providers, gateways, and back-end processors.  We recognize revenues related to this service offering net of certain costs that we do not control – primarily interchange and other fees charged by credit card associations.  For merchants using our merchant account, we delay a portion of our merchant payouts for a period of six months to cover for merchant credit losses that arise as a result of, among other things, disputes between cardholders and merchants or association fines related to charge-back activity.  If disputes are not resolved in the merchant’s favor, the transaction is charged back to us and the purchase price is refunded to the merchant’s customer.  If we are unable to collect from the merchant, we bear the credit risk for the full amount of the transaction.  Our acquiring bank partners also establish and hold reserves for merchant credit losses for merchants using our solution.  If transactions are charged back to our banks and our banks are unable to collect from the merchants, we bear the credit risk for amounts in excess of reserves held by the banks.

          Recurring Revenues and Customer Reimbursements

          For the three months ended March 31, 2003, approximately 92% of our total revenues were recurring revenues.  Recurring revenues result from regular monthly, quarterly or annual payments by our customers for ongoing services they use in connection with their businesses and for transaction processing of debit, ATM, credit and ACH transactions that occur under long-term agreements.  These revenues do not include conversion or de-conversion fees, initial software license fees, installation fees, hardware sales or similar activities.  Customer reimbursements reflect pass-through items, primarily postage, that we bill to our customers.

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

          On December 31, 2002, Certegy, Inc. acquired substantially all of the assets of Netzee for approximately $10.4 million.  In January 2003, we received approximately $2.3 million in payment on the line of credit that we jointly provided with John H. Harland Company to Netzee and $473,000 for the purchase of the common stock of Netzee that we owned.  As of December 31, 2002, we recorded a one-time charge of $5.4 million related to the sale of Netzee. We have received approximately $30,000 from escrow accounts established at the time of closing and may receive additional payouts.

          2002 Acquisitions

          In April 2002, we acquired substantially all of the assets of Internet Billing Company, Ltd., a Ft. Lauderdale-based provider of transaction processing for Web merchants.  We paid cash of $104.3 million, net of cash received of $7.7 million.  Costs associated with the acquisition totaled approximately $2.7 million.

          In May 2002, we acquired all of the outstanding stock of Electronic Payment Exchange, Inc. (“EPX,” which is now named InterCept Payment Solutions, Inc.), a provider of transaction processing services based in New Castle, Delaware.  Under the merger agreement, we issued 1,349,877 shares of our common stock to the stockholders of EPX.  In accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations,” we recorded the purchase price at $37.71 per share, representing the average closing price for the three trading days before and after the announcement of the acquisition.

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

          Sovereign Bank

          In January 2003, we executed a definitive agreement with Sovereign Bank for item processing and check imaging services.  Sovereign is a $40 billion financial institution headquartered in Pennsylvania with approximately 525 community banking offices in New England and the Mid-Atlantic states.  To accommodate the additional business, we plan to open four new item processing centers, expand two existing centers and add approximately 200 new employees.  Once we convert all of Sovereign Bank’s item processing and check imaging operations to our centers, Sovereign will be our largest customer.  We anticipate that we will recognize more than $120 million in total revenue over the 6 year term of the agreement with Sovereign.  We issued 375,000 shares of our common stock to Sovereign upon execution of the letter of intent in October 2002 for us to provide Sovereign with item processing and check imaging services and the value of the shares will be amortized over the term of the processing agreement.

Highlights of the First Quarter of 2003 and Outlook for 2003

          On April 17, 2003, we held a meeting with analysts and investors to discuss operations and earnings.  Some of the key points made at the conference in response to questions from analysts are summarized in the bullet points below:

          Financial Institutions Division

•	We are in the process of developing CRM and platform software.
•	More banks are looking at in-house core software products, but decision-making has slowed.
•	Our sales pipeline is larger than it has ever been, although our sales cycle is much longer.
•	Year-over-year comparison of sales is ahead of last year, when comparing first quarter 2003 to first quarter 2002. Bookings and revenue related to those bookings were up year-over-year.
•	We are looking to move upstream in the market to larger bank customers, like Sovereign Bank. In particular, we have added a new sales group that will focus on larger financial institutions.
•

The recent issues with our credit line (as described in more detail below) and our depressed stock price have raised questions with customers, but we believe that those issues have not significantly affected new sales.  Our management has, however, spent more time assisting sales people in explaining those issues to customers and prospective customers.

•	EFT is the only area in which we have experienced any significant pricing pressure in the last year.
•

The contract with Sovereign has a term of six years, and we anticipate a minimum of $120 million in total revenue from that contract.  Our forecast model, however, does not take into account any of the anticipated growth at Sovereign.

          Merchant Division

•	We are in the process of moving the iBill operations to a new proprietary billing platform, known as NexGen.
•	Since January 2003, the business at the former iBill is down approximately 11% on an average daily volume basis due to several factors, including customer attrition. That business is down approximately 15-25% from its high point in 2002.  Approximately 83-85% of the transactions in the former iBill operations are for adult entertainment customers.  That percentage is unlikely to change significantly until the company increases its new business through active marketing.

•	InterCept recently signed an agreement to provide billing services to Tribune Co.

          Because we are not a bank, we cannot belong to or directly access the Visa and MasterCard credit card associations or the ACH payment network.  To provide transaction services, we must be designated a certified processor by, and be a member service provider of, MasterCard and be designated as an internet payment services provider of Visa.  In cases of fraud or disputes between cardholders and merchants, we face charge-backs when cardholders dispute items for which they have been billed.  Charge-backs may arise from the unauthorized use of the cardholder’s name or bank account information or from a cardholder’s claim that a merchant failed to perform.  If a billing dispute between a credit card holder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant, and the purchase price is refunded to the cardholder.  If our charge-back rate becomes excessive, credit card associations can fine us or terminate our ability to accept credit cards for payment.  We delay a portion of merchant payouts to cover our potential liability for merchant processing card activities including potential charge-back penalties.

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

          We process MasterCard and Visa transactions through First Data.  On March 14, 2003, First Data was notified by MasterCard of an estimated assessment with respect to iBill’s noncompliance with MasterCard’s charge-back rules.  First Data notified us that MasterCard has reviewed the historical charge-back percentages for InterCept and Old iBill for the period from January 1, 2001 through February 28, 2003 and has determined that those percentages exceeded MasterCard’s limits.  On March 31, 2003, First Data notified us that MasterCard had determined the final amount of the assessment to be $5.85 million.  Of the $5.85 million, $3.5 million was recorded as an adjustment of the iBill purchase price, $1.9 million was recorded as an expense for the quarter ended December 31, 2002 and $450,000 was recorded during the first quarter of 2003.  For the three months ended March 31, 2003, InterCept reserved an additional $330,000 for potential fines.  As of March 31, 2003, First Data was holding a reserve of approximately $11.0 million owed to us to cover our potential liability for merchant processing card activities, including potential charge-back penalties.  This $11.0 million amount is included in Other Noncurrent Assets in the balance sheet contained in our condensed consolidated financial statements.  The MasterCard fine will be deducted from that amount.  We believe that First Data will maintain a reserve of approximately $5.0 million going forward and will refund any excess from the reserve to us.

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

          We also face the possibility of fines from Visa and MasterCard for similar charge-back violations if we fail to comply with MasterCard and Visa charge-back rules in the future and if Visa and/or MasterCard decide to impose fines.  We cannot predict with certainty whether Visa and MasterCard will fine if and us so, the amounts of those fines.  Any fines could materially adversely affect our financial condition and result of operations.

          As detailed in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 previously filed with the SEC, we recorded an impairment charge of $20.0 million for the year ended December 31, 2002 due to the impairment of certain intangibles related to the acquisitions of iBill and EPX.  In our conference call on March 5, 2003 (a transcript of which we filed as an exhibit to a Current Report on Form 8-K filed on March 6), we stated that this impairment charge, coupled with the one-time charge of $5.4 million related to the sale of Netzee, would result in our being in default under a financial covenant in our $50.0 million senior credit facility with Wachovia.  The Wachovia facility has an outstanding balance of approximately $30.7 million as of May 6, 2003.  We signed an amendment to the credit facility on March 31, 2003; a copy of the amendment was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002.

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

          We expect a higher level of capital expenditures and other costs in the first half of the year related to the commencement of item processing services for Sovereign Bank. We have entered into a term sheet to lease a majority of the equipment and software required to facilitate the Sovereign conversion. We expect most of the quarter-over-quarter revenue increase from the Sovereign contract to occur in the fourth quarter of 2003.

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

          Our internal growth and acquisitions since our initial public offering in June 1998 have placed great demands on our business, particularly our managerial, operational and financial personnel and systems.  For example, we have grown from approximately 170 employees on March 31, 1998 to approximately 2,000 employees on May 1, 2003.  Additional internal growth and acquisitions may further strain our resources.  We can provide no assurances that our systems, procedures, controls and existing facilities will be adequate to support the expansion of our operations, while maintaining adequate levels of customer service and satisfaction.  Our future operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems.  Our failure to respond to and manage changing business conditions as we expand could diminish the quality of our products and services, result in the loss of customers and weaken our operating results.

The failure to sustain our current growth rates or to achieve expected growth rates could adversely affect the price of our common stock.

          We have experienced significant growth since our inception.  Our revenues have increased from $33.3 million in 1998 to $226.7 million for 2002.  This revenue growth has resulted from both internal growth of our business and revenue growth achieved through acquisitions we have completed.  Our growth rate declined in the fourth quarter of 2002, and we failed to achieve growth rates expected by stock market analysts.  Our stock price has declined substantially.  Either our internal growth rate or our total growth rate, or both, may again decline in the future due to factors within or beyond our control.  Our failure to sustain our growth rates, or achieve growth rates expected by stock market analysts, could again have a material adverse impact on the trading price of our common stock.

Our acquisitions have resulted and could again result in integration difficulties, unexpected expenses, diversion of management’s attention and other negative consequences.

          As part of our growth strategy, we have made numerous acquisitions since our initial public offering in June 1998.  Assuming we have access to adequate levels of debt and equity capital, we plan to continue to acquire complementary businesses, products and services as a key element of our growth strategy.  We must integrate the technology, products and services, operations, systems and personnel of acquired businesses with our own and attempt to grow the acquired businesses as part of our company.  The integration of other businesses is a complex process and places significant demands on our management, financial, technical and other resources.  The successful integration of businesses we have acquired in the past and may acquire in the future is critical to our future success.  If we are unsuccessful in integrating these businesses, our financial and operating performance could suffer.  The risks and challenges associated with the acquisition and integration of acquired businesses include:

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

We may be unable to integrate our acquisitions successfully with our operations on schedule or at all.  We have been forced to deal with many of the risks listed above in connection with our acquisitions of iBill and EPX, which we acquired in 2002.  We can provide no assurances that we will not incur large accounting charges or other expenses in connection with acquisitions.  We have in fact incurred a large impairment charge in connection with our acquisitions of iBill and EPX, and we can provide no assurances that we can avoid incurring similar charges in the future if these businesses do not perform as we expect or our plans with respect to such businesses change.  Further, we can provide no assurances that acquisitions will result in cost savings or sufficient revenues or earnings to justify our investment in, or our expenses related to, these acquisitions.

The slower economy in the United States may continue to affect our operations adversely.

          We continue to see sluggishness in item volumes in our financial institution services segment, and we believe that the economy continues to affect this part of our business.  We believe that the economy and the unsettled international situation will continue to influence transaction volumes negatively.  This problem may be exacerbated if additional events of terrorism occur within the United States or elsewhere.

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

          Acquisitions have generated a significant part of our historic growth.  We anticipate that a portion of our future growth may be accomplished through acquisitions, although we expect to focus on improving our current operations until we have access to the debt and equity capital we need to finance acquisitions.  The success of our acquisition strategy depends upon our ability to identify suitable acquisition candidates, reach agreements to acquire these companies and obtain necessary financing on acceptable terms.  In pursuing acquisition and investment opportunities, we may compete with other companies that have similar growth strategies.  Some of these competitors may be larger and have greater financial and other resources than we have.  This competition may render us unable to acquire businesses that could improve our growth or expand our operations.  This competition will be particularly strong, given our current stock price and limited access to capital.

The decline in our stock price may impair our ability to acquire other businesses.

          We have financed the acquisitions we have completed since our initial public offering with a combination of our common stock, cash from common stock offerings, cash from our operations and borrowings made under our line of credit with Wachovia Bank.  Because our stock price has declined substantially from its historical high in early 2002, the shareholders of businesses that we seek to acquire may be unwilling to accept our common stock in exchange for their businesses.  As a result, we will be required to use larger portions of our line of credit (which may already be fully drawn or reserved for other purposes) or cash from operations to continue to complete acquisitions, which would decrease our working capital and increase our interest expense.  Because we are required under our amended line of credit with Wachovia Bank to maintain borrowing availability under the credit facility in an amount not less than $10.0 million through September 30, 2003 (thus the outstanding balance cannot exceed $40.0 million) and in an amount not less than $20.0 million (thus the outstanding balance cannot exceed $30.0 million) thereafter, our ability to draw on this line of credit to acquire other businesses and assets has been substantially restricted.  This could have a material negative impact on our financial performance and results of operations.

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

We may be unable to refinance our Wachovia credit facility with another lender as we intend.

          Our principal credit facility is with Wachovia Bank.  We are actively seeking a replacement lender but presently cannot predict when that may occur.  The Wachovia credit facility, as amended, matures on January 1, 2004.  We cannot assure you that we will be able to find other financing and pay off Wachovia, or that any such new financing will have terms comparable to those of the Wachovia facility.  Any refinancing may be for a lower principal amount than the amount available under the Wachovia facility, and it may have less attractive terms.  If any event of default occurs under the Wachovia facility before we replace it, we could be forced to sell assets at a disadvantage to repay Wachovia, which events could materially adversely affect our financial condition and results of operations.

The loss of our chief executive officer or other key employees could have a material adverse effect on our business.

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

          In addition, in our merchant services operations, we rely on several key employees for software programming and other information technology issues. In the event that any of these employees leaves the company for any reason or otherwise refuses to perform his duties, we could experience problems in our merchant services operations, which may result in a loss of revenue or customers.

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

          WorldCom, Inc. provides various services to us, including frame relay circuits, network and internet backbone and collection for WEB 900 billing.  If WorldCom’s services are interrupted for any reason, including its bankruptcy, we could experience a disruption in the services that we provide to our customers.  Any interruption of services by WorldCom could force us to seek other vendors to provide these services, which could increase our costs, result in delays or disruptions in our own services or make it difficult or impossible to provide the services if we cannot engage another vendor.  During the third quarter of 2002, iBill’s WEB 900 service provider, ICN Ltd., withheld certain amounts from iBill because WorldCom did not send the monies to ICN.  InterCept reserved $2.4 million, which represents deposits held for WEB 900 billing, amounts that iBill has paid to its merchants but not received from ICN, and related gross profits.  During the fourth quarter of 2002, ICN sold its receivables to a third party and paid us $288,000 related to May 2002, which reduced the reserve to $2.1 million.  We have fully reserved for this account receivable and are seeking to recover the amounts owed, but we can offer no assurances that these efforts will be successful.

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

          The current mainframe computer that we use to run our EFT platform has reached its limit for expansion.  To accommodate our anticipated growth in EFT transaction volume, we have substantially rewritten our EFT platform software to run on a Stratus mainframe computer which we believe will have significantly greater capacity.  Although we have tested the new platform software, as we convert customers to this new platform, we could experience software errors or conversion problems.  In addition, we could lose customers if they are dissatisfied with our new platform.  If these errors or problems cause us to lose customers, it may cause a loss of revenue and adversely impact our business.

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

          We do not believe that any of our products infringe the proprietary rights of third parties.  We cannot be sure, however, that others will not make infringement claims, and we have agreed to indemnify many of our customers against those claims.  We anticipate that the number of infringement claims will increase as the number of products and services increases and the functionality of products in different industry segments overlaps.  Any of those claims, whether with or without merit, could be time-consuming, result in costly litigation and may not be resolved on terms favorable to us.

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

Risks Related to Our Merchant Services Operations

The failure of our merchant services operations to perform to our expectations could result in a loss of revenue, damage to customer relationships, and additional financial losses.

         Our management has developed a business plan for our merchant services division, and we have significantly restructured that division. If our business plan for that division does not prove to be successful, we may have to pursue other alternatives for it. Those alternatives may include the sale of all or a portion of the division, the further restructuring of the division, or the suspension of the operations of the division. The occurrence of any of these events could result in a loss of substantial revenue and customers, and we may be required to incur a significant impairment charge to write down the value of the assets used in the division. In addition, any event of that nature could harm our business reputation and relationships with our financial institution customers and prospects.

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

If member banks were to decline to sponsor us, we would be unable to process transactions for our customers, which could cause our revenues to decline significantly.  We cannot guarantee that our current sponsor banks will not terminate their sponsorship of us in the future.

We may lose additional merchant customers as a result of a November 2002 Visa rule.

          Visa implemented a new rule that became effective November 15, 2002. We have suffered and may continue to suffer merchant attrition as a result of this Visa rule. The rule identified iBill as an internet payment service provider and required iBill to register all of its clients as “sponsored merchants.” A registration fee was assessed to iBill for each sponsored merchant, and iBill in turn collected a registration fee from its sponsored merchants in the United States. Under the rule, the geographic location of each sponsored merchant is disclosed to the internet consumer.

          Additionally, we are not able to acquire transactions on behalf of foreign sponsored merchants, unless the transaction is from an acquirer within the sponsored merchant's region. We have established relationships with a foreign bank to serve as iBill's acquiring bank. If we fail to comply with the new Visa rule, Visa may fine our acquiring bank, which will in turn seek indemnification from us. We were notified on Wednesday, May 14, 2003 that our acquiring bank plans to suspend our Visa account on Friday, May 16, allegedly due to our failure to comply with applicable Visa rules. We believe we are in compliance with those Visa rules. This action, if it occurs, will effectively terminate our ability to process Visa transactions in Europe. Those transactions contribute approximately 4-6% of our aggregate merchant processing revenues. We have urged representatives of the bank to withdraw this threat. Although we intend to pursue all available legal remedies for this action, we cannot as a practical matter replace the acquiring bank in this time frame, and we could lose a majority, if not all, of the revenues from our Visa transactions in Europe if the bank follows through with its threatened action.

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

          In March 2003, we learned that MasterCard has reviewed our charge-back percentages, has determined that those charge-back percentages have exceeded MasterCard’s limits and has imposed a fine of approximately $5.85 million which is recorded in the financial statements.  Continued fines of this magnitude would materially adversely affect our financial condition and results of operations.  We also face the possibility of fines from Visa for similar charge-back violations.  We cannot predict with certainty, however, whether or when MasterCard or Visa will fine us, and if so, the amounts of those fines.  In addition to the risk of possible fines, either or both MasterCard or Visa could terminate our ability to accept their credit cards for payment, which would materially adversely affect our financial condition and results of operations.

We face significant charge-back liability if our merchants refuse or cannot reimburse charge-backs resolved in favor of their customers, and we face potential liability for merchant or customer fraud.

          In addition to the possible consequences from the card associations as described in the previous risk factor, we face potential liabilities for charge-backs associated with the transactions we process.  If we, or our processing banks, are unable to collect a charge-back from the merchant’s account, or if the merchant refuses, or is financially unable due to bankruptcy or other reasons, to reimburse the merchant’s bank for the charge-back, we bear the loss for the amount of the refund paid to the cardholder’s bank.

          Merchant fraud occurs when a merchant, rather than a customer, knowingly uses a stolen or counterfeit card or card number to record a false sales transaction, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction.  When a merchant is unable to satisfy a charge-back, we are responsible for that charge-back.  Our charge-back liability will increase if we fail to manage this risk effectively.

          We also have potential liability for losses caused by fraudulent credit card transactions by customers.  Card fraud occurs when a merchant’s customer uses a stolen card, or a stolen card number in a card-not-present transaction, to purchase merchandise or services.  In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss.  In a fraudulent card-not-present transaction, even if the merchant receives authorization for the transaction, the merchant is liable for any loss arising from the transaction.  Many of the merchants that we serve transact all or a substantial percentage of their sales over the Internet.  Because their sales are card-not-present transactions, these merchants are more vulnerable to customer fraud than traditional brick and mortar merchants, which in turn exposes us to greater risks to this type of fraud.

Changes in card association fees, products or practices could increase our costs or otherwise limit our operations.

          In March 2002, MasterCard implemented a rule that requires all banks that submit transactions on behalf of a merchant to have a valid merchant agreement with that merchant.  This rule applies whether the card is presented directly to the merchant or to a third-party payment facilitator, such as iBill.  MasterCard has determined that iBill’s role as a third-party payment faciliator does not properly present iBill as the merchant. As a result, MasterCard has notified iBill’s former and current acquiring banks for MasterCard transactions that iBill has acquired transactions from merchants without the required merchant agreements.  Because of this determination, MasterCard has stated that it will impose assessments on the acquiring banks of $2,500 per day, retroactive to the day that the first noncompliant transaction was acquired through iBill.  The total amount of this fine through May 10, 2003 is approximately $630,000, which is recorded in the financial statements.  iBill has paid $452,500 to date and anticipates that the acquiring banks will seek indemnification for the remaining amount. MasterCard has also requested that iBill and its acquiring bank submit a plan for compliance with this rule and provide a listing of all merchants selling goods and services through iBill and the URLs associated with those merchants.  Although iBill has submitted the required plan to MasterCard, the failure to submit the plan or the submission of a plan that does not meet MasterCard’s requirements will result in additional fines and could result in the inability of iBill to process MasterCard transactions.

          From time to time, the card associations increase the interchange fees that they charge processors and the sponsoring banks.  For example, Visa increased its interchange fees by 0.19% in April 2003.  At their sole discretion, our sponsoring banks may seek to increase their Visa and MasterCard sponsorship fees to us, all of which are based upon the dollar amount of the payment transactions we process.  Competitive pressures might force us to absorb a portion of those increases in the future, which would increase our operating costs and reduce our margins.  Furthermore, the rules and regulations of the various card associations and networks prescribe certain capital requirements for settlement banks.  Any increase in that capital requirement may adversely affect a bank’s ability to serve as our settlement bank.

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

Unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation.

          We collect and store sensitive data about merchants and cardholders, including names, addresses, social security numbers, drivers license numbers, checking and savings account numbers and payment history records, such as account closures and returned checks.  In addition, we maintain a database of cardholder data relating to specific transactions, including payment card numbers and cardholder addresses, to process the transactions and for fraud prevention and other internal processes.  If a person penetrates our network security or otherwise misappropriates sensitive merchant or cardholder data, we could be subject to liability or business interruption.

          Hackers have in the past penetrated computer systems of payment processors.  If we suffer such an attack, we may be subject to liability, including claims for unauthorized purchases with misappropriated card information, impersonation or other similar fraud claims.  We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes.  These claims also could result in protracted and costly litigation.

After November 1, 2003, state and local governments will be permitted to levy additional taxes on Internet access and electronic commerce transactions, which could adversely affect our business.

          In 1998, the federal government imposed a three-year moratorium on state and local governments from imposing new taxes on Internet access or electronic commerce transactions.  This moratorium has been extended until November 1, 2003.  After that date, unless the moratorium is renewed, state and local governments may levy additional taxes on Internet access and electronic commerce transactions.  An increase in applicable taxes may make electronic commerce transactions less attractive for merchants and businesses, which could result in a decrease in the volume of transactions we process and reduce our revenues.  Additionally, if a tax is levied against the merchants or service providers we serve, they may attempt to pass this additional cost along to us, thereby decreasing our revenues.

Our product features may infringe the patents of others, which could affect our business and profitability.

          We could be sued for patent infringement.  If all or any portion of our service were found to infringe a patent and we are unable to obtain a license, or if a preliminary injunction were issued, we could be required to restructure our payment system, stop offering our payment product altogether, or pay substantial damages, which could have a material adverse effect on our business, prospects, results of operations and financial condition.  Even if we prevail in a lawsuit, litigation can be expensive and can consume substantial amounts of management's time and attention.

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

Our revenues may decrease as a result of legal actions against Visa and MasterCard.

          We generate a significant amount of revenue from interchange fees, which are the interbank fees paid by merchants when they accept credit and debit cards.  Visa and MasterCard set the interchange rates.  Visa and MasterCard have been sued by the Department of Justice, or DOJ, for alleged violation of the Federal antitrust laws arising out of their respective functionally identical policies of (a) allowing members in the respective organization to issue cards participating in the other organization’s system, and (b) prohibiting their members from issuing cards in competing systems other than Visa, MasterCard or Citigroup, the largest owner/member of Visa and MasterCard. The potential impact of this litigation on us depends upon whether or not the DOJ is successful, and if it is successful, the relief ordered by the court.

          Visa and MasterCard also have announced the settlement of a class action case brought by Wal-Mart and other merchants who allege that Visa and MasterCard’s tying rules – which require merchants who accept Visa and MasterCard credit cards to accept all cards associated with their logos, including debit cards – violate antitrust laws.  The merchants contended that the Visa and MasterCard interchange fees for debit cards are too high and that they should be able to choose whether to accept those debit cards.  Visa and MasterCard have announced that new interchange rates for debit transactions will be approximately 30% lower than existing interchange rates. If we cannot convert our customers to our new pricing structure under which we receive a flat fee for each transaction processed, the revenues that we derive from interchange fees would be materially reduced. Furthermore, until the terms of Visa and MasterCard's settlements are fully disclosed, we cannot determine whether our debit operations will be further impacted.

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

          In January 2003, we executed a definitive agreement with Sovereign Bank to provide Sovereign with item processing and check imaging services.  Once we convert all of Sovereign Bank’s item processing and check imaging operations to our centers, Sovereign will be our largest customer.  To accommodate the Sovereign business, we must incur substantial costs to open four new item processing centers, expand two existing centers and add approximately 200 new employees.  Sovereign can terminate the agreement at any time for convenience and in that event would be required to pay us liquidated damages.  Although the amount of those damages would be significant, they may not compensate us adequately for the loss of the business.  Sovereign also has the ability to terminate the agreement without paying liquidated damages for various events of default that include Sovereign’s reasonable belief that its prospects of receiving services from us are materially impaired due to the occurrence of a material adverse change, as defined in the agreement.  Depending on when a termination of the Sovereign agreement occurred, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Other Risks of Owning Our Stock

If our stock price remains depressed for an extended period of time, we may be required to incur a significant impairment charge to reduce the carrying value of our intangible assets.

          Our stock price has declined significantly since January 2003 and has not recovered. As a result, our market value is substantially lower than the carrying value of our intangible assets on our balance sheet. If the price of our stock does not increase significantly, we may be required to incur an impairment charge to reduce the carrying value of our intangible assets to correspond to the market value of our stock. Any impairment charge of that nature may result in a large net loss for the period in which the impairment charge is incurred, which could cause a default under our credit facility, result in the loss of customers or prospects, and otherwise negatively affect our business.

A few people control a large portion of our stock and may vote their shares in ways contrary to our own shareholders’ interests.

          Our executive officers and directors beneficially own approximately 18.0% of our outstanding common stock as of May 1, 2003. As a result, our executive officers and directors can exercise control over our company and have the power to influence the election of a majority of the directors, the appointment of management and the approval of actions requiring a majority vote of our shareholders. Their interests may conflict with our shareholders’ interest, and our executive officers and directors could use their power to delay or prevent a change in control, even if a majority of the shareholders desired a change.

Future sales of shares of our common stock may negatively affect our stock price.

          To carry out our growth strategies, we may acquire other businesses and products using a combination of our stock and cash, and we may also sell additional shares of our stock to raise money for expanding our operations. Sales of substantial amounts of common stock in the public market or the prospect of such sales could adversely affect the market for our common stock.  These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.  As of March 31, 2003, we had 20,058,449 shares of common stock outstanding and options outstanding to acquire an additional 4,364,487 shares of common stock.  Additionally, approximately 500,000 shares of common stock may be issued under our employee stock purchase plan, and approximately 1.0 million shares may be granted in the future under our stock option plans.  If these issuances occur it would dilute our existing shareholders’ ownership interest in the company.

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

Results of Operations

          The following table provides the percentage of revenues represented by certain line items in our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended March 31,

	2003	2002

Revenues	100.0%	100.0%
Costs of services	51.0	48.5
Selling, general, and administrative expenses	38.1	29.8
Depreciation and amortization	7.3	6.0

Total operating expenses	96.4	84.3

Operating income	3.6	15.7
Other income, net	0.0	2.9

Income before provision for income taxes, equity in loss of affiliates and minority interest	3.6	18.6
Provision for income taxes	1.4	6.9
Equity in income (loss) of affiliates	0.1	(3.7)
Minority interest	0.0	0.0

Net income	2.3%	8.0%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

          Revenues.  Revenues increased 62.4% to $65.2 million for the three months ended March 31, 2003 from $40.2 million for the three months ended March 31, 2002.  The $25.1 million increase was comprised of:

          (a)          merchant processing service fee income of $17.0 million primarily related to the 2002 acquisitions of iBill and EPX,

          (b)          a $6.6 million increase in financial institution service income and

          (c)          a $1.5 million increase in customer reimbursements.

The $6.6 million increase in financial institution service income is comprised of a $5.0 million increase in service fee income and a $464,000 increase in data communications management income, and a $1.1 million increase in hardware sales.  The increases are attributable to both internal growth and acquisitions and not to any significant increases in prices.

          Costs of Services.  Costs of services increased 70.5% to $33.2 million for the three months ended March 31, 2003 from $19.5 million for the three months ended March 31, 2002.  The $13.7 million increase was comprised of:

(a) $7.2 million in costs associated with merchant processing services resulting from the 2002 acquisitions of iBill and EPX,

(b) $5.0 million in costs related to financial institution service income and

(c) a $1.5 million increase in customer reimbursements.

The $5.0 million increase in financial institution service costs is comprised of a $3.7 million increase in service fee costs, a $888,000 increase in hardware sales costs and a $445,000 increase in data communications management costs.  The increases are attributable to both internal growth and acquisitions.  Gross margins decreased to 49.1% for the three months ended March 31, 2003 from 51.5% for the three months ended March 31, 2002.  This decrease is partially due to the requirement of EITF 01-14 to include customer reimbursements, which have no gross margin, as revenue.  Customer reimbursements increased to $4.8 million for the three months ended March 31, 2003 from $2.7 million for the three months ended March 31, 2002.

          Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 107.5% to $24.9 million for the three months ended March 31, 2003 from $12.0 million for the three months ended March 31, 2002.  The $12.9 million increase was comprised of (a) $4.6 million related to financial institution service expenses and (b) $8.3 million of merchant processing service expenses.  The increase in financial institution service expenses is primarily due to personnel added from acquisitions, additional personnel to support our growth and other miscellaneous expenses.  Selling, general and administrative expenses as a percentage of revenues increased to 38.1% for the three months ended March 31, 2003 from 29.8% for the three months ended March 31, 2002. The increase in merchant processing service expenses is due to the acquisition of iBill and EPX during the second quarter of 2002. These expenses include severance payments of $685,000 and association assessments of $780,000 incurred during the three months ended March 31, 2003.

          Depreciation and Amortization.  Depreciation and amortization increased $2.4 million to $4.8 million for the three months ended March 31, 2003 from $2.4 million for the three months ended March 31, 2002.  The increase was primarily attributable to $1.5 million in depreciation and amortization resulting from the acquisitions of iBill and EPX and additional property, plant and equipment depreciation, offset by the reduction of amortization due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

          Other Income, Net.  Other income, net decreased to expense of $4,000 for the three months ended March 31, 2003 from $1.2 million for the three months ended March 31, 2002.  The decrease resulted from lower interest income in 2003 due to the repayment of debt incurred for our acquisitions, compared with higher interest income in 2002 resulting from the investment of proceeds from our August 2001 public offering.  The decrease was offset by lower interest expense due to the repayment of debt with proceeds from the maturity of several certificates of deposit.  The interest rate we receive from the remaining certificates of deposit range from 4.93% to 5.0%, while the interest rate we pay on the debt is a floating rate based on the prime rate.

          Provision (benefit) for Income Taxes.  The effective tax rate for the three months ended March 31, 2003 was 38.2% as compared to 36.9% for the three months ended March 31, 2002.  The increase in the effective rate is mainly due to generating profits in states which impose higher tax rates.

          Equity in Loss of Affiliate.  For the three months ended March 31, 2002, equity in loss of affiliate was $1.5 million and represented the recording of equity losses in Netzee.  Equity in loss of affiliate for the three months ended March 31, 2003 was $19,000, and represented our 50% ownership in InteractivePayments, LLC through our wholly owned subsidiary, Internet Billing Company, LLC.

          Minority Interest.  Minority interest increased to a charge of $13,000 for the three months ended March 31, 2003 from a charge of $7,000 for the three months ended March 31, 2002.

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

          Cash and cash equivalents were $11.7 million at March 31, 2003 and $24.0 million at December 31, 2002.  Short-term investments with a maturity of one year or less were $18.1 million at March 31, 2003.  Net cash used in operating activities was $6.4 million for the three months ended March 31, 2003 and $6.8 million for the three months ended March 31, 2002.  The decrease in the net cash provided by operating activities was primarily attributable to decreased client payouts and reserves due to the customer attrition in the merchant services segment.

          Net cash provided by investing activities was $6.7 million for the three months ended March 31, 2003 and $9.7 million for the three months ended March 31, 2002.  The increase in net cash provided by investing activities was primarily due to the amendment of the iBill purchase agreement in February 2003.

          Net cash provided by financing activities was $11.7 million for the three months ended March 31, 2003 and $3.0 million for the three months ended March 31, 2002.  The increase in net cash provided by financing activities was primarily due to the repayment of debt with the proceeds from the maturity of several certificates of deposit.

          On December 3, 2001, we entered into a loan agreement with SLMsoft.com, Inc. (“SLM”) under which we loaned SLM $7.0 million in exchange for cash and settlement of other indemnification amounts that SLM owed to us.  The SLM loan agreement was amended on September 30, 2002.  Under the amended loan agreement, the principal increased to $7.4 million, bearing interest at the prime rate plus 2%.  The SLM loan matures on June 30, 2003 and is secured by 401,954 shares of InterCept common stock.  The loan requires mandatory prepayments from the proceeds of sales of InterCept common stock by SLM until the loan is repaid in full.  At March 31, 2003, the balance on the loan was $7,044,000 including accrued interest of $83,000.  The amended loan agreement required SLM to pay us on January 2, 2003 the interest that had accrued on the loan through that date.  (The remaining interest is due at the loan maturity date.)  On January 21, 2003, SLM paid us $551,000 from the sale by SLM of 30,000 shares of our common stock, which satisfied the interest payment due on January 3, 2003.  The 401,954 InterCept shares that secure the remaining $6.9 million principal balance owed by SLM are valued at approximately $2.9 million as of May 7, 2003.  SLM’s U.S. non- operating subsidiary recently declared bankruptcy, causing an event of default under the loan agreement.  Although we believe that the note is not currently impaired, we are negotiating with SLM to amend or otherwise settle the loan agreement.

          During 2001, we entered into an amended and restated credit facility with Wachovia Bank, National Association (formerly named First Union National Bank).  Under this $50.0 million facility, as amended on March 31, 2003, we are required to maintain borrowing availability under the credit facility in an amount not less than $10 million through September 30, 2003 (thus the outstanding balance cannot exceed $40.0 million), and in an amount not less than $20 million thereafter (thus the outstanding balance cannot exceed $30.0 million).   The Wachovia credit facility contains provisions that require us to maintain certain financial ratios and minimum net worth amounts and that restrict our ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay dividends.  As amended, this credit facility matures on January 1, 2004.  Interest is payable monthly, and outstanding principal amounts accrue interest at an annual rate equal to the one-month LIBOR rate plus 2.0%.  On May 6, 2003, the interest rate under this facility was approximately 3.3% per year, and approximately $30.7 million was outstanding under this facility.

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

          During 2002, we borrowed $30.0 million from The Peoples Bank of Winder, Georgia and $6.7 million from The Bankers Bank.  Interest was payable monthly at prime minus .375% under both notes.  The notes were secured by certificates of deposit pledged by us and were payable in full on December 31, 2002.  We repaid the $200,000 loan from The Bankers Bank on December 30, 2002, when the final certificate of deposit that secured that loan matured.  During 2002, we repaid approximately $11.8 million of the loan from The Peoples Bank.  On January 6, 2003, we borrowed $18.2 million from The Bankers Bank to repay the loan to The Peoples Bank.  The second Bankers Bank loan matures on August 31, 2003 and is fully secured by certificates of deposit that were previously pledged to the Peoples Bank.  During February 2003, we repaid $1.4 million we owed under the Bankers Bank note when a certificate of deposit that secured that note matured.  As of March 31, 2003, the balance due to The Bankers Bank was $16.8 million.

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

          We process MasterCard and Visa transactions through First Financial Bank and its affiliate, First Data Management Services Corporation (together referred to as “First Data”).  On March 14, 2003, First Data was notified by MasterCard of an estimated assessment with respect to iBill’s noncompliance with MasterCard’s charge-back rules.  First Data notified us that MasterCard had reviewed the historical charge-back percentages for InterCept and Old iBill for the period from January 1, 2001 through February 28, 2003 and had determined that those percentages exceeded MasterCard’s limits. On March 31, 2003, First Data notified us that MasterCard had determined the final amount of the assessment to be $5.85 million.  Of the $5.85 million, $3.5 million was recorded as an adjustment of the iBill purchase price, $1.9 million was recorded as an expense for the quarter ended December 31, 2002 and $450,000 was recorded during the first quarter of 2003.  As of March 31, 2003, First Data was holding a reserve of approximately $11.0 million of money owed to us to cover our potential liability for merchant processing card activities, including potential charge-back penalties.  This $11.0 million amount is included in Other Noncurrent Assets in the balance sheet contained in our consolidated financial statements.  The MasterCard fine was deducted from that reserve.  We believe that First Data will maintain a reserve of approximately $5.0 million going forward.

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

          We have limited availability on our lines of credit and as a result, our operating cash flows will be our principal source of short-term liquidity.  We believe that to the extent that we rely on cash flows from operations to meet our short-term funding requirements, a decrease in demand for our products and services would not result in a material reduction in the availability of those funds.  Because most of our customer contracts require the payment of monthly charges and have original terms of three to five years, we have a high percentage of recurring revenues.

          As noted above, we are seeking to refinance the Wachovia facility with another lender before the Wachovia credit facility matures.  Assuming that we are able to replace our Wachovia credit facility with a like credit facility, we believe that borrowings from that facility and funds provided by operations will be sufficient to meet our anticipated capital expenditures and liquidity requirements for at least the next 12 months.  Given the reduction in the amount available to be drawn under the Wachovia facility and the substantial capital and other expenses related to the Sovereign Bank agreement, however, our liquidity will be significantly curtailed during 2003. We can give no assurances that we will obtain a replacement facility.  If we do obtain a replacement facility, it may have a lower borrowing availability than the Wachovia facility, and it may have less attractive terms.

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

          Merchant processing services revenues are recognized as services are performed.  Our service offerings allow merchants to accept and process real-time payments for goods and services purchased over the Internet using our merchant account, in which event revenue recognized is equal to service fees that we charge to the merchant.  This fee is generally based on a percentage of the total transaction amount.  Merchants can also establish their own merchant account with our acquiring bank partners and utilize our end-to-end processing solution, which eliminates the need for the merchant to establish multiple relationships with banks, front-end system providers, gateways, and back-end processors.  We recognize revenues related to this service offering net of certain costs that we do not control - primarily interchange and other fees charged by credit card associations.  For merchants using our merchant account, we delay a portion of our merchant payouts for a period of six months to cover for merchant credit losses that arise as a result of, among other things, disputes between cardholders and merchants or association fines related to charge-back activity.  If disputes are not resolved in the merchant’s favor, the transaction is charged back to us and the purchase price is refunded to the merchant’s customer.  If we are unable to collect from the merchant, we bear the credit risk for the full amount of the transaction.  Our acquiring bank partners also establish and hold reserves for merchant credit losses for merchants using our end-to-end solution.  If transactions are charged back to our banks and our banks are unable to collect from the merchants, we bear the credit risk for amounts in excess of reserves held by the banks.

          Commitments and Contingencies

          We record commitments and contingencies in accordance with SFAS No. 5.  SFAS No. 5 requires that when a loss contingency exists, the likelihood that the contingency will result in the impairment of an asset or the incurrence of a liability be identified as remote, reasonably possible or probable.  The identification as remote, reasonably possible or probable and whether the amount can be reasonably estimated determines whether the potential loss is recorded in the financial statements or disclosed in the notes to the financial statements or both.

          As described in detail above in Liquidity and Capital Resources, we have been fined by MasterCard and may be fined by Visa.  On March 14, 2003, First Data was notified by MasterCard of an estimated assessment with respect to iBill’s noncompliance with MasterCard’s charge-back rules.  First Data notified us that MasterCard has reviewed the historical charge-back percentages for InterCept and Old iBill for the period from January 1, 2001 through February 28, 2003 and had determined that those percentages have exceeded MasterCard’s limits.  On March 31, 2003, First Data notified InterCept that MasterCard had determined the final amount of the assessment to be $5.85 million.  Of the $5.85 million, $3.5 million was recorded as an adjustment of the iBill purchase price, $1.9 million was recorded as an expense for the quarter ended December 31, 2002 and $450,000 was recorded during the first quarter of 2003.  As of March 31, 2003, First Data was holding a reserve of approximately $11.0 million owed to us to cover our potential liability for merchant processing card activities, including potential charge-back penalties.  This $11.0 million amount is included in Other Noncurrent Assets in the balance sheet contained in our consolidated financial statements.

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

          We also recorded a significant amount of goodwill in connection with our acquisitions.  Through the end of 2001, we evaluated goodwill for impairment whenever indicators of impairment existed based on undiscounted projected future cash flows.  If the carrying value of the goodwill were less than the undiscounted projected future cash flows, no impairment was recognized.  Beginning in 2002, we have been required to evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist.  The evaluation will be based upon a comparison of the estimated fair value of the unit of our business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit.  The fair values used in this evaluation will be estimated based upon discounted future cash flow projections for the unit as well as comparable industry revenue and earnings multiples.  These cash flow projections will be based on a number of assumptions as discussed above.

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

          Beginning in the second quarter of 2002, we then applied EITF 99-10, “Percentage Used to Determine the Amount of Equity Method Losses,” which addresses the percentage of ownership that an investor should use to compute equity method losses when the investment in a company’s common stock has been reduced to zero and the investor holds other securities of the company such as preferred stock or loans to the company.  Netzee had preferred stock outstanding; we owned none of that preferred stock.  Netzee also had an $18.0 million line of credit, of which we loaned or were obligated to loan approximately 78%.  Under EITF 99-10, we did not record any additional equity method losses until the preferred stockholders had reduced their investments to zero by absorbing $7.8 million of losses.  During the three months ended September 30, 2002, we used our relative ownership percentage in the next most senior level of capital – the line of credit – to record our share of Netzee’s losses.  On December 31, 2002, Certegy, Inc. acquired substantially all of the assets of Netzee.  We received approximately $2.3 million in payment on our line of credit and $473,000 for our Netzee stock which resulted in a loss of $5.4 million.  This loss is included in equity in loss of affiliate.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates.  Borrowings under our Wachovia credit facility accrue interest at a fluctuating rate equal to the one month LIBOR plus 2%.  As of March 31, 2003, $33.0 million was outstanding under this facility.  Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that Wachovia facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies. Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $330,000 per year.

          We owe $16.8 million to The Bankers Bank.  This loan is secured by certificates of deposit in amounts equal to the principal amounts of the loans.  Interest on these loans is based on the prime rate.  Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $168,000 per year.

          We have loaned SLM $7.4 million.  As of March 31, 2003, the outstanding balance due from SLM was $7.0 million.  Changes in interest rates that decrease the interest rates on this loan by 1.0% will decrease our interest income by approximately $70,000 per year.

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

(1)          We brought an action on March 15, 2002 against Midwest Payment Systems, Inc. (“MPS”) in the U.S. District Court in the Eastern District of Tennessee seeking a declaration as to the rights and legal relations of InterCept, MPS and the customer banks under the contracts that we and the banks have with MPS and asserting a claim for tortious interference with contractual relations.  On April 3, 2002, InterCept and MPS agreed to a consent order pursuant to which MPS agreed to continue to provide services on a month-to-month basis so that InterCept can continue to service its customers who use MPS for ATM/EFT services.  Both InterCept and MPS agreed not to solicit the ATM/EFT business of the customer banks until final resolution of the lawsuit, and both companies agreed to limited communications with the customers regarding the lawsuit.  MPS has answered our complaint and has brought its own claims against us, including tortious interference with contract, breach of contract and breach of fiduciary duty.  InterCept believes that MPS’s claims are without merit and intends to defend them vigorously if the lawsuit is not settled.  We are presently engaged in settlement discussions with MPS.  If settlement efforts are unsuccessful, the case is scheduled to go to trial in November.

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

The entire action was stayed on January 23, 2003 pending arbitration between the plaintiff and one of the defendants.  Discovery in the suit has not yet begun.  We believe the claims are without merit and will vigorously defend the lawsuit and assert applicable defenses.  It is too early in the proceeding to evaluate the probability of a favorable or unfavorable outcome, or the amount of any potential loss that we would suffer in the event of an unfavorable outcome.

(4)          InterCept, three of its officers -- John W. Collins, G. Lynn Boggs, and Scott R. Meyerhoff -- and its former officer, Garrett M. Bender, have been named as defendants in a shareholder class action lawsuit filed in the U.S. District Court for the Northern District of Georgia (Civil Action No. 03-CV0567).  The plaintiff seeks to represent a class of individuals who purchased InterCept common stock between September 16, 2002 and January 9, 2003.  The plaintiff has alleged that InterCept and the individual defendants made material misrepresentations and/or omitted to make material disclosures throughout the class period due to their false assurances that the adult entertainment portion of the company’s merchant services business was insignificant and their failure to disclose the impact of the implementation of new Visa regulations in November 2002.  The plaintiff alleges violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under Section 10(b), and Section 20(a) of the Exchange Act. InterCept believes the claims are without merit and intends to vigorously defend the lawsuit.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)          Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1

Second Amendment to Asset Purchase Agreement dated March 19, 2002, by and among InterCept, Inc.; InterCept Billing Company, LLC; Internet Billing Company, Ltd; iBill Liberty Merchant Services, LLC; iBill Technologies LLC; Internet Billing Corp.; iBill Corp.; iBill GAP, LLC; and CSR Billing.com, LLC, effective as of February 11, 2003 (incorporated by reference to Exhibit 2.13 to InterCept’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).

10.1	Mutual Release dated February 10, 2003 by and between InterCept, Inc., Internet Billing Company, LLC, and Garrett M. Bender.

10.2

Master Services Agreement dated January 21, 2003 by and between Sovereign Bank and Intercept, Inc. (incorporated by reference to Exhibit 2.13 to Intercept’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).

10.3

Fourth Amendment to the Amended and Restated Loan and Security Agreement between Intercept, Inc. and Wachovia Bank, National Association dated March 31, 2003 (incorporated by reference to Exhibit 10.40 to Intercept’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).

99.1

Certifications of the company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  In accordance with applicable SEC guidance, these certifications accompanying this report are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part of this report.

          (b)          Reports on Form 8-K filed during the three months ended March 31, 2003

Form 8-K dated January 9, 2003, filed on January 20, 2003, reporting under Item 9 the press release and conference call regarding an update to Intercept’s 2002 financial outlook.

Form 8-K dated March 5, 2003, filed on March 6, 2003, reporting under Item 9 the press release and conference call announcing Intercept’s earnings for the three and twelve months ended December 31, 2002.

Form 8-K dated March 31, 2003, filed on March 31, 2003, reporting under Item 7 the Statement under Oath of the Principal Executive and Financial Officers of Intercept, Inc. regarding facts and circumstances relating to Exchange Act filings for the three and twelve months ended December 31, 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCEPT, INC.

May 15, 2003	/s/ JOHN W. COLLINS

Date	John W. Collins Chairman of the Board and Chief Executive Officer (principal executive officer)

May 15, 2003	/s/ SCOTT R. MEYERHOFF

Date	Scott R. Meyerhoff Chief Financial Officer (principal financial and accounting officer)

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

May 15, 2003	/s/ JOHN W. COLLINS

Date	John W. Collins Chairman of the Board and Chief Executive Officer (principal executive officer)

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

May 15, 2003	/s/ SCOTT R. MEYERHOFF

Date	Scott R. Meyerhoff Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Second Amendment to Asset Purchase Agreement dated March 19, 2002, by and among InterCept, Inc.; InterCept Billing Company, LLC; Internet Billing Company, Ltd; iBill Liberty Merchant Services, LLC; iBill Technologies LLC; Internet Billing Corp.; iBill Corp.; iBill GAP, LLC; and CSR Billing.com, LLC, effective as of February 11, 2003 (incorporated by reference to Exhibit 2.13 to InterCept’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).

10.1	Mutual Release dated February 10, 2003 by and between InterCept, Inc., Internet Billing Company, LLC, and Garrett M. Bender.

10.2

Master Services Agreement dated January 21, 2003 by and between Sovereign Bank and Intercept, Inc. (incorporated by reference to Exhibit 2.13 to Intercept’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).

10.3

Fourth Amendment to the Amended and Restated Loan and Security Agreement between Intercept, Inc. and Wachovia Bank, National Association dated March 31, 2003 (incorporated by reference to Exhibit 10.40 to Intercept’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).

99.1

Certifications of the company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  In accordance with applicable SEC guidance, these certifications accompanying this report are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part of this report.

          (b)          Reports on Form 8-K filed during the three months ended March 31, 2003

Form 8-K dated January 9, 2003, filed on January 20, 2003, reporting under Item 9 the press release and conference call regarding an update to Intercept’s 2002 financial outlook.

Form 8-K dated March 5, 2003, filed on March 6, 2003, reporting under Item 9 the press release and conference call announcing Intercept’s earnings for the three and twelve months ended December 31, 2002.

Form 8-K dated March 31, 2003, filed on March 31, 2003, reporting under Item 7 the Statement under Oath of the Principal Executive and Financial Officers of Intercept, Inc. regarding facts and circumstances relating to Exchange Act filings for the three and twelve months ended December 31, 2002.