Form 10-Q
period 2003-06-30
INTERCEPT INC
filed 2003-08-14
CIK 1054930

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding at August 10, 2003 20,175,168

INTERCEPT, INC.

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

InterCept, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2003	December 31, 2002

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	4,647	24,071
Restricted short term investments	18,346	19,239
Accounts receivable, less allowance for doubtful accounts of $2,256 and $2,729 at June 30, 2003 and December 31, 2002, respectively	29,432	29,229
Advances to SLM	3,654	7,485
Deferred tax assets	2,599	2,536
Prepaid expenses	14,757	6,782
Inventory and other	7,930	15,537

Total current assets	81,365	104,879
Property and equipment, net	48,541	42,324
Intangible assets, net	80,102	83,418
Goodwill	212,159	216,144
Other noncurrent assets	21,651	25,849

Total assets	$443,818	$472,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$48,557	$23,740
Accounts payable and accrued liabilities	18,192	19,364
Client payouts	42,513	58,740
Deferred revenue	11,211	11,825

Total current liabilities	120,473	113,669
Long-term debt, less current portion	—	39,425
Deferred revenue	361	376
Deferred tax liability	4,978	3,832

Total liabilities	125,812	157,302
Minority interest	283	253
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; 20,111,093 and 19,976,764 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	301,699	301,152
Retained earnings	16,380	14,255
Accumulated other comprehensive loss	(356)	(348)

Total shareholders’ equity	317,723	315,059

Total liabilities and shareholders’ equity	$443,818	$472,614

The accompanying notes are an integral part of these condensed consolidated balance sheets.

InterCept, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Financial institution services	$44,855	$38,216	$88,382	$75,206
Merchant services	15,508	14,385	32,953	14,860
Customer reimbursements	3,707	2,498	7,968	5,213

Total revenues	64,070	55,099	129,303	95,279
Costs of services:
Costs of financial institution services	21,979	17,347	43,730	34,095
Costs of merchant services	6,225	5,870	14,459	5,899
Customer reimbursements	3,707	2,498	7,968	5,213
Selling, general and administrative expenses	22,718	18,360	46,548	30,334
Depreciation and amortization	4,978	3,893	9,760	6,307

Total operating expenses	59,607	47,968	122,465	81,848
Operating income	4,463	7,131	6,838	13,431
Other (expense) income, net	(3,309)	573	(3,313)	1,751

Income before provision for income taxes, equity in loss of affiliates and minority interest	1,154	7,704	3,525	15,182
Provision for income taxes	467	2,850	1,372	5,606
Equity in income (loss) of affiliates	(23)	—	(4)	(1,487)
Minority interest	(16)	(9)	(29)	(16)

Net income	$648	$4,845	$2,120	$8,073

Net income per common share:
Basic	$0.03	$0.26	$0.11	$0.44

Diluted	$0.03	$0.25	$0.10	$0.42

Weighted average shares outstanding:
Basic	19,788	18,477	19,755	18,238
Diluted	20,277	19,101	20,229	19,157

The accompanying notes are an integral part of these condensed consolidated statements of operations.

InterCept, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	2,120	8,073
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,760	6,307
Loan cost amortization	36	37
Minority interest	29	16
Deferred income tax provision	1,082	1,940
Loss on sale of property and equipment	37	7
Gain due to stock issuance of subsidiary	—	(25)
Equity in net loss of affiliates	19	1,487
Income tax benefit related to exercise of stock options	—	766
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(197)	2,407
Inventory, prepaid expenses, and other current assets	4,483	467
Other assets	(9,409)	(909)
Accounts payable and accrued liabilities	2,858	(6,867)
Client payouts	(16,227)	784
Interest accrued on notes receivable	(35)	(11)
SLM Note Receivable	3,390	(168)
Deferred revenue	(630)	1,435

Net cash (used in) / provided by operating activities	(2,684)	15,746

Cash flows from investing activities:
Acquisitions, net of cash acquired	5,897	(104,829)
Advances to EPX prior to acquisition	—	(8,585)
Proceeds from sale of investments, net	1,092	13,317
(Advances to) repayments from affiliate, net	3,210	(650)
Purchases of property and equipment, net	(11,641)	(6,160)
Patent costs incurred	—	(17)
Increases in capitalized software	(1,030)	(844)

Net cash used in investing activities	(2,472)	(107,768)

Cash flows from financing activities:
Proceeds from line of credit	55,854	117,580
Payments on notes payable and line of credit	(70,668)	(40,975)
Proceeds from employee stock purchase plan	433	253
Proceeds from exercise of stock options	113	1,355

Net cash (used in) provided by financing activities	(14,268)	78,213
Net (decrease) increase in cash and cash equivalents	(19,424)	(13,809)
Cash and cash equivalents at beginning of the period	24,071	24,917

Cash and cash equivalents at end of the period	$4,647	$11,108

Supplemental disclosures of cash flow information:
Cash paid for interest	$898	$565

Cash paid for income taxes	$167	$4,026

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

The consolidated financial statements include the accounts of InterCept and its wholly-owned subsidiaries: InterCept Communications Technologies, Inc., SBS Data Services, Inc., C-TEQ, Inc., InterCept Services, LLC, ICPT Acquisition I, LLC, DPSC Acquisition Corp., InterCept TX I, LLC, InterCept Payment Solutions, Inc., Internet Billing Company, LLC (“iBill”), InterCept Output Solutions, LP, and InterCept Supply, LP. In addition, ProImage, Inc., a corporation in which InterCept has a 67% ownership interest as of June 30, 2003, has been consolidated in InterCept’s consolidated financial statements since its inception, due to InterCept’s control of ProImage. Management of InterCept has responsibility for all day-to-day operations of ProImage and has and will continue to provide complete financial support for ProImage due to legal limitations on the other shareholder’s ability to fund losses. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest represents the minority shareholder’s proportionate share of the equity and earnings of ProImage.

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. The results of the three and six month periods are not necessarily indicative of the results to be expected for the full fiscal year. Please read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements and the notes thereto included in InterCept’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2002.

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

InterCept, Inc. and Subsidiaries
Segment Information
(in thousands)

	Three Months Ended, June 30, 2003			Three Months Ended, June 30, 2002			Six Months Ended, June 30, 2003			Six Months Ended, June 30, 2002

	Financial Institution Services	Merchant Services	Total	Financial Institution Services	Merchant Services	Total	Financial Institution Services	Merchant Services	Total	Financial Institution Services	Merchant Services	Total

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Service fee	40,064	15,508	55,572	33,877	14,385	48,262	78,359	32,953	111,312	67,227	14,860	82,087
Data communications management	2,519	—	2,519	2,262	—	2,262	4,957	—	4,957	4,236	—	4,236
Equipment and product sales, services and other	2,272	—	2,272	2,077	—	2,077	5,066	—	5,066	3,743	—	3,743
Customer reimbursements	3,707	—	3,707	2,498	—	2,498	7,968	—	7,968	5,213	—	5,213

Total revenues	48,562	15,508	64,070	40,714	14,385	55,099	96,350	32,953	129,303	80,419	14,860	95,279
Costs of services:
Costs of service fees	18,251	6,225	24,476	14,334	5,870	20,204	36,020	14,459	50,479	28,433	5,899	34,332
Costs of data communications	1,925	—	1,925	1,349	—	1,349	3,733	—	3,733	2,712	—	2,712
Costs of equipment and product sales, services and other	1,804	—	1,804	1,664	—	1,664	3,978	—	3,978	2,950	—	2,950
Customer reimbursements	3,707	—	3,707	2,498	—	2,498	7,968	—	7,968	5,213	—	5,213
Selling, general and administrative expenses	15,727	6,991	22,718	12,937	5,423	18,360	32,018	14,530	46,548	24,660	5,674	30,334
Depreciation and amortization	3,406	1,572	4,978	2,511	1,382	3,893	6,685	3,075	9,760	4,920	1,387	6,307

Total operating expenses	44,820	14,788	59,608	35,293	12,675	47,968	90,402	32,064	122,466	68,888	12,960	81,848
Operating income	$3,742	$720	$4,462	$5,421	$1,710	$7,131	$5,948	$889	$6,837	$11,531	$1,900	$13,431

Total assets for the Financial Institution Services segment and Merchant Services segment were approximately $243.0 million and $200.8 million, respectively, as of June 30, 2003.

3.	Net Income Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding, excluding the weighted average number of shares held in escrow to satisfy contingencies related to certain acquisitions. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method, which is based on the average stock price for the period. The effects of anti-dilutive options have been excluded. The weighted average number of anti-dilutive options totaled approximately 3.5 million and 952,000 for the three months ended June 30, 2003 and 2002, respectively, Amounts shown are in thousands, except earnings per share data.

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002

	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$648	19,788	$0.03	$4,845	18,477	$0.26
Dilutives:
Stock options		270	$—		293	$—
Shares held in escrow to satisfy contingencies		65	$—		247
Contingently issuable shares subject to earnout provisions		154	$—		84	$—
Diluted EPS	$648	20,277	$0.03	$4,845	19,101	$0.25

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002

	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$2,120	19,755	$0.11	$8,073	18,238	$0.44
Dilutives:
Stock options		270	$—		643	$—
Shares held in escrow to satisfy contingencies		65	$—		192
Contingently issuable shares subject to earnout provisions		139	$—		84	$—
Diluted EPS	$2,120	20,229	$0.10	$8,073	19,157	$0.42

4.	Comprehensive Income

Comprehensive income is the total of net income and all other unrealized gains (losses) on securities, net of tax. The following table sets forth the calculation of InterCept’s comprehensive income for the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income, as reported	$648	$4,845	$2,120	$8,073
Unrealized loss on securities, net of tax:	(1)	13	(8)	13

Comprehensive income	$647	$4,858	$2,112	$8,086

5.	Acquisitions

Effective April 8, 2002, InterCept acquired substantially all of the assets of Internet Billing Company, Ltd., a Florida limited partnership that provides transaction processing for internet merchants. These assets included shares of several subsidiaries and affiliated companies of Internet Billing Company, Ltd. InterCept paid cash of $104.3 million, net of cash received of $7.7 million. Costs associated with the acquisition totaled approximately $2.7 million. In February 2003, InterCept amended the iBill asset purchase agreement to settle outstanding issues related to escrow and earnout provisions. At the closing of the original agreement on April 8, 2002, InterCept placed a portion of the purchase price in escrow to secure representations and warranties of the former owners. Under the amendment, InterCept received $8.0 million from the escrow, and the former owners received the remaining $2.5 million. Of the $8.0 million received by InterCept, $1.7 million was applied to InterCept’s claim against the former owners of iBill for indemnification related to iBill’s working capital deficit as of the closing date. The remainder of the $8.0 million was credited to goodwill from the iBill acquisition during the first quarter of 2003. In the February 2003 amendment, the former owners also agreed to eliminate the earnout provisions in the purchase agreement. InterCept agreed to indemnify the former owners for any claims resulting from processing-related activities that occurred before April 8, 2002.

On May 24, 2002, we acquired all of the outstanding stock of Electronic Payment Exchange, Inc. (“EPX,” which is now named InterCept Payment Solutions, Inc.), a provider of transaction processing services based in New Castle, Delaware. Under the merger agreement, we issued 1,349,877 shares of our common stock to the stockholders of EPX. In accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations,” we recorded the purchase price at $37.71 per share, representing the average closing price for the three trading days before and after the announcement of the acquisition.

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

As it has implemented these new accounting rules, InterCept has completed the initial goodwill impairment test. To accomplish this, InterCept identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption, January 1, 2002. InterCept then determined the fair value of each reporting unit and compared it to the reporting unit’s carrying amount. Based on this comparison, InterCept concluded that goodwill was not impaired as of December 31, 2002. InterCept will continue to test for impairment on an annual basis or on an interim basis if circumstances change that would more likely than not reduce the fair value of InterCept’s reporting units below the carrying amounts.

InterCept reviews its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized when the undiscounted future cash flows estimated to be generated by the asset are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. Estimates of future cash flows are based on many factors, including current operating results, management’s plans with respect to operations, expected market trends and competitive influences. InterCept also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. In the fourth quarter of 2002, InterCept recorded an impairment loss of $20.0 million related to its intangibles.

Intangible assets as of June 30, 2003 and December 31, 2002 were as follows (in thousands):

	June 30, 2003			December 31, 2002

	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Amortized intangible assets:
Product technology	11,567	(3,433)	8,134	10,544	(2,628)	7,916
Customer contracts	60,453	(10,976)	49,477	60,453	(8,495)	51,958
Marketing agreement	825	(131)	694	825	(110)	715
Patented technology	19,282	(2,362)	16,920	18,745	(1,424)	17,321
Non-compete agreements	1,091	(475)	616	1,091	(335)	756
Domain Names	88	(11)	77	88	(6)	82

	93,306	(17,388)	75,918	91,746	(12,998)	78,748
Nonamortized intangible assets:
Trade names and trademarks	4,184	—	4,184	4,693	(23)	4,670

Total intangible assets	97,490	(17,388)	80,102	96,439	(13,021)	83,418

Amortization expense of intangible assets was $2.2 million for both the three months ended June 30, 2003 and 2002, and $4.4 million and $3.3 million for the six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, estimated future annual amortization expense of other intangible assets is as follows:

2004	$8,940,000
2005	$8,734,000
2006	$8,547,000
2007	$8,218,000
2008	$7,768,000

7.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

$ 50.0 million line of credit with Wachovia Bank, National Association (formerly First Union National Bank), as amended, interest payable at the LIBOR rate plus 2.0% as defined (approximately 3.11% as of June 30, 2003); payable in full January 1, 2004, guaranteed by substantially all assets of InterCept.	$31,297	$39,350
Note with The Peoples Bank of Winder, interest payable monthly at prime minus .375 paid in full during January 2003.	—	18,221
Note with the BankersBank, interest payable monthly at prime minus .375 (3.875% as of June 30, 2003): payable in full on August 30, 2003, secured by certain certificates of deposit pledged by InterCept.	16,916	0
Note with Wachovia Bank, National Association, interest payable monthly at the LIBOR rate plus applicable margins paid in full January 16, 2003.	—	5,000
Equipment under capital lease with payments ranging from $720 to $34,794 with maturity dates ranging from September 2003 to May 2004.	344	588
Other	—	6

	48,557	63,165
Less current maturities	48,557	(23,740)

	$—	$39,425

InterCept signed an amendment to the Wachovia Bank credit facility on March 31, 2003. This amendment included the following terms:

•	Wachovia agreed to waive our non-compliance with the Funded Debt to EBITDA covenant under the credit agreement through the date of the amendment;

•	InterCept will pay interest at 2% over one-month LIBOR;

•	the maturity date of the facility was changed to January 1, 2004 from June 1, 2004;

•	InterCept paid a $125,000 fee in connection with the amendment and agreed to pay additional fees of $250,000 each on July 1, 2003 and October 1, 2003 if the credit facility is still in effect on those dates;

•	InterCept is required to maintain borrowing availability under the credit facility in an amount not less than $10 million through September 30, 2003 (thus the outstanding balance cannot exceed $40.0 million), and in an amount not less than $20 million thereafter (thus the outstanding balance cannot exceed $30.0 million); and

•	the Funded Debt to EBITDA covenant has been eliminated and replaced with required minimum EBITDA amounts for each of the second and third quarters of 2003.

As of July 1, 2003, the Wachovia facility remained in place, and InterCept paid Wachovia $250,000 as required under the amended loan agreement. As a result of the $3,750,000 in charges related to SLM described in the following Note 8, InterCept failed to meet the minimum required EBITDA amount as of June 30, 2003, which caused InterCept not to comply with one of the covenants under the Wachovia facility. Wachovia agreed to waive this noncompliance until September 30, 2003 to give InterCept the opportunity to refinance the facility with another lender. We paid Wachovia $50,000 to waive the non-compliance and will have to pay additional fees if we do not refinance the loan by September 30, 2003. InterCept has signed a commitment letter from Bank of America, N.A. for a new $50 million credit facility, which would provide sufficient borrowing capacity to repay Wachovia in full and provide funds for working capital, capital expenditures and acquisitions permitted under the terms of the credit facility. Although InterCept believes that it will close the Bank of America financing and pay off Wachovia within the waiver period, it may be unable to do so. If InterCept fails to pay Wachovia in full by the waiver deadline and Wachovia fails to grant another waiver, InterCept will again be in default under the Wachovia facility. In that event, Wachovia could choose to exercise its remedies under the loan documents, which would have a severely adverse effect on InterCept and its business.

8.	Advances to SLM

On December 3, 2001, InterCept entered into a loan agreement with SLMsoft.com Inc., an Ontario corporation (“SLM Canada”), and SLMsoft.com Inc., a Kansas corporation, (“SLM Kansas,” and together with SLM Canada, “SLM”). Under the loan agreement, InterCept loaned SLM $7.0 million in exchange for cash and settlement of indemnification obligations that SLM owed to InterCept. The loan was secured by the pledge of shares of InterCept stock. The SLM loan agreement was amended on September 30, 2002. Under the amended loan agreement, borrowings bear interest at prime plus 2%. Interest was payable on January 2, 2003 for all interest accrued through that date, and SLM sold 30,000 of the pledged shares in

January 2003, which generated $551,000 used to pay off the accrued interest and a small portion of the principal. During the second quarter of 2003, SLM Kansas filed in Kansas for protection under the U.S. bankruptcy laws, and SLM Canada became the subject of bankruptcy proceedings in Ontario, Canada. The loan matured on June 30, 2003, has not been repaid, and is secured by 371,636 shares of InterCept common stock.

In light of the current market value of the pledged shares and the uncertainties inherent in the two bankruptcy proceedings, InterCept has determined that a loss on the SLM loan is probable as of June 30, 2003. Based on the facts now known to InterCept, it has estimated that loss at $3,500,000. InterCept has also determined that it is unlikely to collect approximately $250,000 in indemnification obligations and accounts receivable from SLM. Accordingly, InterCept has charged a total of $3,750,000 in the statements of operations for the quarter ended June 30, 2003 in the line item “Other (expense) income (loss), net.” There is a reasonable possibility that InterCept may incur additional losses on the SLM loan in the future as the bankruptcy proceedings progress, and it is also possible that the loss may ultimately prove to be less than the second quarter charge. Because the collateral that secures the loan consists of shares of InterCept stock, there may also be additional expense or income due to the fluctuation of InterCept’s stock price until the SLM situation is resolved. InterCept cannot now estimate whether any further charges will be necessary, and if so, the amount of these charges. Accordingly, in future periods as this situation becomes more certain, InterCept may incur additional charges or receive additional income. As of June 30, 2003, the balance of the note receivable on the balance sheet was $3.7 million.

9.	MCI (formerly WorldCom)

MCI, which is currently subject to federal bankruptcy proceedings, provides various services to InterCept, including frame relay circuits, network and internet backbone, and billing and collection for iBill’s WEB 900 billing service. WEB 900 allows a consumer to make a purchase by dialing a 900 telephone number. The charge for the purchase appears on the consumer’s telephone bill. iBill sends amounts for the purchase to its internet merchant, as it would for any other internet purchase. MCI collects for the charges when the consumer pays its telephone bill, and then remits the amounts collected to ICN Ltd., iBill’s WEB 900 service provider, which then forwards the monies to iBill. During the third quarter of 2002, MCI failed to remit to ICN certain amounts collected from consumers before MCI’s bankruptcy filing, and accordingly ICN was unable to remit those amounts to iBill. As of September 30, 2002, ICN owed iBill approximately $2.1 million for WEB900 services, net of fees owed to ICN of $300,000. Of this $2.1 million, iBill had remitted to its customers approximately $700,000 and had recognized gross profit of approximately $300,000 related to its WEB900 service offering. In addition, iBill deposited $1.4 million with ICN as a reserve against charge-backs. ICN deposited these amounts with MCI for reserves. MCI has notified ICN that it will not refund reserve amounts held on behalf of ICN, and ICN has notified iBill that it will not return iBill’s $1.4 million cash reserve to iBill. As of September 30, 2002, InterCept had reserved a total of $2.4 million against the $1.4 million deposit, the $700,000 that iBill has paid to its merchants, and the $300,000 million of gross profits. During the three months ended December 31, 2002, ICN sold the MCI receivable, ICN paid iBill approximately $0.3 million for amounts due from MCI related to May 2002 and InterCept reduced the $2.4 million reserve and expense by this amount. During the three months ended June 30, 2003, ICN paid iBill for additional amounts due from MCI. InterCept’s net recovery was approximately $0.4 million, and as of June 30, 2003, InterCept reduced the reserve to $1.7 million from the $2.1 million reserved as of March 31, 2003. InterCept previously provided statement and printing services for MCI. As of June 30, 2003, InterCept has reserved $70,000 for MCI’s failure to pay for these services and is seeking to collect that amount.

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

(1)        InterCept brought an action on March 15, 2002 against Midwest Payment Systems, Inc. (“MPS”) in the U.S. District Court in the Eastern District of Tennessee seeking a declaration as to the rights and legal relations of InterCept, MPS and the customer banks under the contracts that InterCept and the banks have with MPS and asserting a claim for tortious interference with contractual relations. On April 3, 2002, InterCept and MPS agreed to a consent order pursuant to which MPS agreed to continue to provide services on a month-to-month basis so that InterCept can continue to service its customers who use MPS for ATM/EFT services. Both InterCept and MPS agreed not to solicit the ATM/EFT business of the customer banks until final resolution of the lawsuit, and both companies agreed to limited communications with the customers regarding the lawsuit. MPS has answered InterCept’s complaint and has brought its own claims against InterCept, including tortious interference with contract, breach of contract and breach of fiduciary duty. InterCept believes that MPS’s claims are without merit and intends to defend them vigorously if the lawsuit is not settled. InterCept is presently engaged in settlement discussions with MPS. If settlement efforts are unsuccessful, the case is scheduled to go to trial in March 2004.

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

(3)        InterCept, three of its officers — John W. Collins, G. Lynn Boggs, and Scott R. Meyerhoff — and its former officer, Garrett M. Bender, were named as defendants in a shareholder class action lawsuit filed in the U.S. District Court for the Northern District of Georgia (Civil Action No. 03-CV0567). The plaintiff sought to represent a class of individuals who purchased InterCept common stock between September 16, 2002 and January 9, 2003. The plaintiff alleged that InterCept and the individual defendants made material misrepresentations and/or omitted to make material disclosures throughout the class period due to their false assurances that the adult entertainment portion of the company’s merchant services business was insignificant and their failure to disclose the impact of the implementation of new Visa regulations in November 2002. The plaintiff alleged violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under Section 10(b), and Section 20(a) of the Exchange Act. Similar actions were filed by multiple plaintiffs, and on May 2, 2003, the plaintiffs filed a motion to consolidate the claims. On June 23, 2003, the court denied the plaintiffs' motions to consolidate. On July 11, 2003, the plaintiffs filed a new motion for consolidation.

On August 7, 2003, InterCept, Collins, Boggs and Meyerhoff filed motions to dismiss all of the actions, and on August 12, 2003, they filed answers to each of the complaints denying liability and stating affirmative defenses. InterCept believes the claims are without merit and will continue to vigorously defend the lawsuits.

Due to the inherent uncertainties of the litigation process and the judicial system, the company is unable to predict the outcome of such litigation matters. If the outcome of this matter is adverse to the company, it could have a material adverse effect on the company's business, financial condition and results of operation.

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

InterCept processes MasterCard and Visa transactions through First Financial Bank and its affiliate, First Data Merchant Services Corporation (together referred to as “First Data”). On March 14, 2003, First Data was notified by MasterCard of an estimated assessment with respect to iBill’s noncompliance with MasterCard’s charge-back rules. First Data notified InterCept that MasterCard has reviewed the historical charge-back percentages for InterCept and Old iBill for the period from January 1, 2001 through February 28, 2003 and has determined that those percentages exceeded MasterCard’s limits. On March 31, 2003, First Data notified InterCept that MasterCard had determined the final amount of the assessment to be $5.85 million. Of the $5.85 million, $3.5 million was recorded as an adjustment of the iBill purchase price, $1.9 million was recorded as an expense for the quarter ended December 31, 2002 and $450,000 was recorded during the first quarter of 2003. For the quarters ended March 31, 2003 and June 30, 2003, InterCept reserved $330,000 and $237,000, respectively, for potential fines. As of March 31, 2003, First Data was holding a reserve of approximately $11.0 million owed to InterCept to cover InterCept’s potential liability for merchant processing card activities, including potential charge-back penalties. During the quarter ended June 30, 2003, First Data deducted from the reserve $5.5 million of the $5.85 million assessment. The balance in the reserve of $5.3 million as of June 30, 2003 is included in the line item “Other noncurrent assets” in the balance sheet contained in the condensed consolidated financial statements included in this report.

InterCept also faces the possibility of fines from Visa for similar charge-back violations. Before InterCept acquired Old iBill in April 2002, Visa fined Old iBill for excessive charge-backs in the months of August and September of 2001 and January and February of 2002 in the aggregate amount of approximately $4.5 million. Old iBill also exceeded the Visa charge-back allowed rate in March 2002, and iBill exceeded the allowed charge-back rate in November 2002. In addition, Visa may deem iBill to have exceeded its charge-back levels in other months, but Visa has imposed no fines on iBill for excess charge-backs to date. InterCept has concluded that Visa fines in excess of amounts withheld by InterCept from merchant payouts are not probable, and accordingly, InterCept has not recorded a liability under Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“SFAS 5”) issued by the FASB. InterCept also faces the possibility of fines from Visa and MasterCard for any future charge-back violations if Visa and/or MasterCard decide to impose fines.

In March 2002, MasterCard implemented a rule that requires all banks that submit transactions on behalf of a merchant to have a valid merchant agreement with that merchant. This rule applies whether the card is presented directly to the merchant or to a third-party payment facilitator, such as iBill. As a result, MasterCard has notified iBill’s former and current acquiring banks for MasterCard transactions that iBill has acquired transactions from merchants without the required merchant agreements. Because of this determination, MasterCard has stated that it will impose assessments on the acquiring banks of $2,500 per day, retroactive to the day that the first noncompliant transaction was acquired through iBill. For the quarters ended March 31, 2003 and June 30, 2003, InterCept incurred $225,000 and $10,000, respectively, of expense related to these potential assessments. On April 4, 2003, MasterCard notified iBill’s acquiring bank that MasterCard had accepted iBill’s plan to achieve compliance with MasterCard’s rules and that MasterCard had granted a suspension of the $2,500 per day assessments through August 22, 2003 to give iBill time to achieve full compliance. If iBill cannot achieve compliance by August 22, 2003, MasterCard could impose additional assessments. InterCept expects to achieve full compliance no later than the required deadline and thus has not accrued any additional expense beyond April 4, 2003 for these assessments.

In June 2003, iBill became aware, and subsequently informed Visa, that it had processed certain transactions for merchants who were not registered with Visa. Visa has assessed iBill $300,000, for these violations. InterCept paid the assessment and recognized it as an expense in the second quarter of 2003, but may appeal the assessment since we self-reported the violation. Visa has also informed First Data that it intends to send a third party to review iBill’s processes to ensure that iBill has procedures in place to prevent additional processing of unregistered merchants in the future. If the results of this audit are unsatisfactory, Visa could assess additional fines for improper processing.

InterCept cannot predict with certainty whether Visa and MasterCard will fine it for excess charge-backs, merchant violations or other violations of card association rules, and if so, the amounts of those fines. Any fines could materially adversely affect InterCept’s financial condition and result of operations.

12.	Stock Based Compensation

Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. InterCept has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Because InterCept has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for InterCept’s stock option plans been determined based on the fair value at the grant date for awards for the three and six months ended June 30, 2003 and 2002 consistent with the provisions of SFAS 123, InterCept’s pro forma net income would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net Income
As Reported	$648	$4,845	$2,120	$8,073
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(2,476)	$(4,171)	$(4,899)	$(8,342)

Pro-forma	(1,828)	674	(2,779)	(269)

Number of Basic Shares	19,788	18,477	19,755	18,238
Basic (loss) Income Per Share
As Reported	0.03	0.26	0.11	0.44
Pro-forma	(0.09)	0.04	(0.14)	(0.01)
Number of Diluted Shares	20,277	19,101	20,229	19,157
Diluted (Loss) Income Per Share
As Reported	0.03	0.25	0.10	0.42
Pro-forma	(0.09)	0.04	(0.14)	(0.01)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our operations are comprised of two business segments: financial institution services and merchant services. In our financial institution services segment, we derive revenues primarily by providing software systems, data processing services and related equipment and services to financial institutions. In our merchant services division, we provide credit card and other merchant processing services to financial institutions and merchants. This Overview section explains how we generate and recognize revenues and also summarizes certain other information that we believe is useful in evaluating our financial statements and performance. Please see the following section, Recent Developments, for information about recent events and trends in our business and financial condition.

Financial Institution Services

The products and services included in our financial institution services segment include:

•	Core data processing and check imaging systems, support, maintenance and related services and software sales,

•	EFT processing services,

•	Data communications management and

•	Equipment and product sales, services and other, including:

•	sales of banking-related equipment and complementary products and

•	equipment maintenance and technical support services.

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

We derive EFT revenues principally from processing ATM and debit card transactions. We receive a base fee for providing our ATM processing services and an additional fee for each additional ATM serviced. Once the number of transactions by a financial institution exceeds established levels for that customer, we charge additional fees for these transactions. For some debit card transactions, we receive a portion of the interchange fees generated by our financial institution customers, and we charge a monthly fee if our customers transactions do not meet a specified minimum dollar amount of transactions for a particular month. Most charges under our EFT service agreements are due and paid monthly. During the second quarter of 2002, we began implementation of a new debit card pricing structure, under which we receive a flat fee for each transaction processed. Under the new pricing, we do not receive a portion of the interchange fee for processing debit card transactions. The change to our pricing structure has reduced our per-transaction earnings from debit card processing by approximately $50,000 per month, but it has also materially reduced our exposure to the changes in interchange fees that have been or may be implemented by Visa and MasterCard. See Risk Factors – Risks Related to Financial Institution Services Industry – Our revenues may decrease as a result of legal actions against Visa and MasterCard.”

We generate our data communications management service revenues principally from network management and from equipment configuration services and installation. We charge a regular monthly fee on an ongoing basis for providing telecommunications connectivity and network management. We recognize revenues from data communications management as we perform the services.

We recognize revenues from sales of equipment and complementary products at the time of shipment or, if we are responsible for installation, upon installation of the product. We recognize maintenance and technical support service ratably over the period during which the services are performed.

Merchant Services

In our merchant services segment, we provide payment processing services and merchant portfolio management services. Revenues from merchant processing services are recognized as services are performed. Our service offerings allow merchants to accept and process real-time payments for goods and services purchased over the Internet using our merchant account in which event revenue recognized is equal to the service fees that we charge to the merchant. This fee is generally based on a percentage of the total transaction amount. Merchants can also establish their own merchant account with our acquiring bank partners and utilize our end-to-end processing solution, which eliminates the need for the merchant to establish multiple relationships with banks, front-end system providers, gateways, and back-end processors. We recognize revenues related to this service offering net of certain costs that we do not control – primarily interchange and other fees charged by credit card associations.

For merchants using our merchant account, we delay a portion of our merchant payouts for a period of six months to cover potential merchant credit losses that can arise as a result of, among other things, disputes between cardholders and merchants or association fines related to charge-back activity. The withheld amount is sometimes referred to as the “holdback.” If disputes are not resolved in the merchant’s favor, the transaction is charged back to us and the purchase price is refunded to the merchant’s customer. If we are unable to collect from the merchant, we bear the credit risk for the full amount of the transaction. Our acquiring bank partners also establish and hold reserves for merchant credit losses for merchants using our solution. If transactions are charged back to our banks and our banks are unable to collect from the merchants, we bear the credit risk for amounts in excess of reserves held by the banks. The holdback provides us with funds to address these credit risks. After the six month holdback period expires, we refund the holdback to the merchant. For merchants who continue to use our services, we withhold and refund holdbacks in a rolling process so that as new transactions are processed we withhold a portion as the holdback, while at the same time refunding the holdbacks for which the six month period has expired. Our aggregate liability to refund the holdback is included in the line item “Client payouts” in the balance sheet contained in the condensed consolidated financial statements included in this report.

Recurring Revenues and Customer Reimbursements

For the three and six months ended June 30, 2003, approximately 92% of our total revenues were recurring revenues. Recurring revenues result from regular monthly, quarterly or annual payments by our customers for ongoing services they use in connection with their businesses and for transaction processing of debit, ATM, credit and ACH transactions that occur under long-term agreements. These revenues do not include conversion or de-conversion fees, initial software license fees, installation fees, hardware sales or similar activities. Customer reimbursements reflect pass-through items, primarily postage, that we bill to our customers.

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

On December 31, 2002, Certegy, Inc. acquired substantially all of the assets of Netzee for approximately $10.4 million. In January 2003, we received approximately $2.3 million in payment on the line of credit that we jointly provided with John H. Harland Company to Netzee and $473,000 for the purchase of the common stock of Netzee that we owned. As of December 31, 2002, we recorded a one-time charge of $5.4 million related to the sale of Netzee. We received approximately $400,000, which is recorded in “Other Income (expense) Net” in the financial statements from escrow accounts established at the time of closing and may receive additional payouts.

2002 Acquisitions

As of April 8, 2002, we acquired substantially all of the assets of Internet Billing Company, Ltd., a Ft. Lauderdale-based provider of transaction processing for Web merchants. We paid cash of $104.3 million, net of cash received of $7.7 million. Costs associated with the acquisition totaled approximately $2.7 million. In February 2003, InterCept amended the iBill asset purchase agreement to settle outstanding issues related to escrow and earnout provisions. At the closing of the original agreement on April 8, 2002, InterCept placed a portion of the purchase price in escrow to secure representations and warranties of the former owners. Under the amendment, InterCept received $8.0 million from the escrow, and the former owners received the remaining $2.5 million. Of the $8.0 million received by InterCept, $1.7 million was applied to InterCept’s claim against the former owners of iBill for indemnification related to iBill’s working capital deficit as of the closing date. The remainder of the $8.0 million was credited to goodwill from the iBill acquisition during the first quarter of 2003. In the February 2003 amendment, the former owners also agreed to eliminate the earnout provisions in the purchase agreement. InterCept agreed to indemnify the former owners for any claims resulting from processing-related activities that occurred before April 8, 2002.

On May 24, 2002, we acquired all of the outstanding stock of Electronic Payment Exchange, Inc. (“EPX,” which is now named InterCept Payment Solutions, Inc.), a provider of transaction processing services based in New Castle, Delaware. Under the merger agreement, we issued 1,349,877 shares of our common stock to the stockholders of EPX. In accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations,” we recorded the purchase price at $37.71 per share, representing the average closing price for the three trading days before and after the announcement of the acquisition.

In June 2002, we acquired certain item and remittance processing and statement rendering assets from Affiliated Computer Services, Inc. (“ACS”). The assets include two locations in Woodbury and Utica, New York. Consideration for this purchase was approximately $7.5 million plus certain prepaid items.

Recent Developments

Sovereign Bank

In January 2003, we executed a definitive agreement with Sovereign Bank for item processing and check imaging services. Sovereign is a $41 billion financial institution headquartered in Pennsylvania with approximately 530 community banking offices in New England and the Mid-Atlantic states. To accommodate Sovereign’s item and check processing needs, we have opened two of our previously announced four new check image processing centers and significantly expanded another center, and to date have hired 75 new employees with plans to hire approximately 30 more employees during August and another 90 by year-end. We began transitioning Sovereign Bank’s item and check processing services to us on July 25, 2003 and have completed the transition of 255 of

Sovereign’s community banking offices located in the New England area. We anticipate completing the conversion of the remaining Sovereign community banking offices to our check image processing services by year-end. Once we convert all of Sovereign Bank’s item processing and check imaging operations to our centers, Sovereign will be our largest customer. We anticipate that we will recognize more than $120 million in total revenue over the 6-year term of the agreement with Sovereign. We issued 375,000 shares of our common stock to Sovereign upon execution of the letter of intent in October 2002 for us to provide Sovereign with item processing and check imaging services, and the value of the shares will be amortized over the term of the processing agreement.

As previously disclosed, we have incurred a higher level of capital expenditures and other costs in the first half of the year related to the commencement of item processing services for Sovereign Bank. We expect most of the quarter-over-quarter revenue increase from the Sovereign contract to occur in the fourth quarter of 2003.

Default by SLMsoft.com Inc.

On December 3, 2001, we entered into a loan agreement with SLMSoft.com Inc., an Ontario corporation (“SLM Canada”), and SLMSoft.com Inc., a Kansas corporation, (“SLM Kansas,” and together with SLM Canada, “SLM”). Under the loan agreement, we loaned SLM $7.0 million in exchange for cash and settlement of indemnification obligations that SLM owed to us. The loan was secured by the pledge of shares of InterCept stock. The SLM loan agreement was amended on September 30, 2002. Under the amended loan agreement, borrowings bear interest at prime plus 2%. Interest was payable on January 2, 2003 for all interest accrued through that date, and SLM sold 30,000 of the pledged shares in January 2003, which generated $551,000 used to pay off the accrued interest and a small portion of the principal. During the second quarter of 2003, SLM Kansas filed in Kansas for protection under the U.S. bankruptcy laws, and SLM Canada became the subject of bankruptcy proceedings in Ontario, Canada. The loan matured on June 30, 2003, has not been repaid, and is secured by 371,636 shares of InterCept common stock. As of June 30, 2003, the balance on the balance sheet was $3.7 million.

In light of the current market value of the pledged shares and the uncertainties inherent in the two bankruptcy proceedings, we have determined that a loss on the SLM loan is probable as of June 30, 2003. Based on the facts now known to us, we have estimated that loss at $3,500,000. We have also determined that we are unlikely to collect approximately $250,000 in indemnification obligations and accounts receivable from SLM. Accordingly, we have charged a total of $3,750,000 in the statements of operations for the quarter ended June 30, 2003 in the line item “Other (expense) income (loss), net.” There is a reasonable possibility that we may incur additional losses on the SLM loan in the future as the bankruptcy proceedings progress, and it is also possible that the loss may ultimately prove to be less than our second quarter charge. Because the collateral that secures the loan consists of shares of InterCept stock, there may also be additional expense or income due to the fluctuation of InterCept’s stock price until the SLM situation is resolved. We cannot now estimate whether any further charges will be necessary, and if so, its amount. Accordingly, in future periods as this situation becomes more certain, we may incur additional charges or receive additional income.

Wachovia Credit Facility

Our principal credit facility is with Wachovia Bank. We owed $31.3 million under that facility as of June 30, 2003. The $3,750,000 in charges related to SLM described above caused InterCept not to comply with a financial covenant in the Wachovia facility. Wachovia waived this non-compliance until September 30, 2003 to give us the opportunity to refinance the facility with another lender. We paid Wachovia $50,000 to waive the non-compliance and will have to pay additional fees if we do not refinance the loan by September 30, 2003. We have signed a commitment letter from Bank of America, N.A. for a new three year $50 million credit facility, which would provide sufficient borrowing capacity to repay Wachovia in full and provide additional working capital to us. Although we believe that we will close the Bank of America financing and pay off Wachovia within the waiver period, we may be unable to do so. If we fail to repay Wachovia in full by the waiver deadline and Wachovia fails to grant another waiver, we will again be in default under the Wachovia facility. In that event, Wachovia could choose to exercise its remedies under the loan documents, which would have a severe adverse effect on us and our business.

Fines from Card Associations

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

We process MasterCard and Visa transactions through First Data. On March 14, 2003, First Data was notified by MasterCard of an estimated assessment with respect to iBill’s noncompliance with MasterCard’s charge-back rules. First Data notified us that MasterCard has reviewed the historical charge-back percentages for InterCept and Old iBill for the period from January 1, 2001 through February 28, 2003 and has determined that those percentages exceeded MasterCard’s limits. On March 31, 2003, First Data notified us that MasterCard had determined the final amount of the assessment to be $5.85 million. Of the $5.85 million, $3.5 million was recorded as an adjustment of the iBill purchase price, $1.9 million was recorded as an expense for the quarter ended December 31, 2002 and $450,000 was recorded during the first quarter of 2003. For the quarters ended March 31, 2003 and June 30, 2003, we reserved $330,000 and $237,000, respectively, for potential fines. As of March 31, 2003, First Data was holding a reserve of approximately $11.0 million owed to us to cover our potential liability for merchant processing card activities, including potential charge-back penalties. During the quarter ended June 30, 2003, First Data deducted from the reserve $5.5 million of the $5.85 million assessment. The balance in the First Data reserve of $5.3 million as of June 30, 2003 is included in the line item “Other noncurrent assets” and the remaining $300,000 is included in the line item “Inventory and other” in the balance sheet contained in the condensed consolidated financial statements included in this report.

We also face the possibility of fines from Visa for similar charge-back violations. Before our April 2002 acquisition of the iBill assets, Visa fined Old iBill for excessive charge-backs in the months of August and September of 2001 and January and February of 2002 in the aggregate amount of approximately $4.5 million. Old iBill also exceeded the Visa charge-back allowed rate in March 2002, and iBill exceeded the allowed charge-back rate in November 2002. In addition, Visa may deem us to have exceeded its charge-back levels in other months, but no fines have been assessed by Visa to date. We have concluded that Visa fines in excess of amounts withheld by us from merchant payouts are not probable, and accordingly, we have not recorded a liability under SFAS 5. We also face the possibility of fines from Visa and MasterCard for similar charge-back violations if we fail to comply with MasterCard and Visa charge-back rules in the future and if Visa and/or MasterCard decide to impose fines.

In March 2002, MasterCard implemented a rule that requires all banks that submit transactions on behalf of a merchant to have a valid merchant agreement with that merchant. This rule applies whether the card is presented directly to the merchant or to a third-party payment facilitator, such as iBill. MasterCard has notified iBill’s former and current acquiring banks for MasterCard transactions that iBill has acquired transactions from merchants without the required merchant agreements. Because of this determination, MasterCard has stated that it will impose assessments on the acquiring banks of $2,500 per day, retroactive to the day that the first noncompliant transaction was acquired through iBill. For the quarters ended March 31, 2003 and June 30, 2003, InterCept incurred $225,000 and $10,000, respectively, of expense related to these potential assessments. On April 4, 2003, MasterCard notified iBill’s acquiring bank that MasterCard had accepted iBill’s plan to achieve compliance with MasterCard’s rules and that MasterCard had granted a suspension of the $2,500 per day assessments through August 22, 2003 to give iBill time to achieve full compliance. If iBill cannot achieve compliance by August 22, 2003, MasterCard could impose additional assessments. We expect to achieve full compliance no later than the required deadline and thus have not accrued any additional expense beyond April 4, 2003 for these assessments.

In June 2003, iBill became aware and subsequently informed Visa that it had processed certain transactions for merchants who were not registered with Visa. Visa has assessed iBill $300,000, for these violations. InterCept paid the assessment and recognized it as an expense in the second quarter of 2003, but may appeal the assessment since we self-reported the violation. Visa has also informed First Data that it intends to send a third party to review iBill’s processes to ensure that iBill has procedures in place to prevent additional processing of unregistered merchants in the future. If the results of this audit are unsatisfactory, Visa could assess additional fines for improper processing.

We cannot predict with certainty whether Visa and MasterCard will fine if and us so, the amounts of those fines. Any fines could materially adversely affect our financial condition and result of operations.

International Acquiring Bank

On Wednesday, August 13, 2003, our acquiring bank for Visa transactions in Europe threatened to close our account, allegedly due to transactions placed into the Visa system by unauthorized merchants sponsored by iBill. Although we have explained to our acquiring bank and to Visa that iBill is not responsible for the transactions and have taken action to terminate the accounts of the merchants in question, our acquiring bank may still suspend our account, which may effectively terminate our ability to process Visa transactions in Europe. Those transactions contribute approximately 4-6% of our aggregate merchant processing revenues. Although we are continuing discussions with the bank and with Visa, and intend to pursue all available legal remedies to address this problem, we could lose a majority, if not all, of the revenues from our Visa transactions in Europe if our account is suspended.

Customer Attrition in Merchant Services Division

Because of our efforts to bring our iBill operations into compliance with card association rules, we have terminated a number of adult entertainment merchants. Although we have made steady progress in growing the mainstream segment of the iBill portion of our merchant services division, the overall loss of customers has resulted in a decline in merchant service revenues from $17.4 million in the first quarter of 2003 to $15.5 million in the second quarter of 2003.

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

Risks Related to Our Operations

We may be unable to refinance our Wachovia credit facility with Bank of America as we intend.

Our principal credit facility is with Wachovia Bank. We owed $31.3 million under that facility as of June 30, 2003. The $3,750,000 in charges related to SLM described above caused InterCept not to comply with a financial covenant in the Wachovia facility. Wachovia waived this non-compliance until September 30, 2003 to give us the opportunity to refinance the facility with another lender. We paid Wachovia $50,000 to waive the noncompliance and will have to pay additional fees if we do not refinance the loan by September 30, 2003. We have signed a commitment letter from Bank of America, N.A. for a new three year $50 million credit facility, which would provide sufficient borrowing capacity to repay Wachovia in full and provide additional working capital to us. Although we believe that we will close the Bank of America financing and pay off Wachovia within the waiver period, we may be unable to do so. If we fail to repay Wachovia in full by the waiver deadline and Wachovia fails to grant another waiver, we will again be in default under the Wachovia facility. In that event, Wachovia could choose to exercise its remedies under the loan documents, which would have a severe adverse effect on us and our business.

Our rapid growth could strain our managerial, operational and financial resources, and our failure to manage our growth could cause our business to suffer.

Our internal growth and acquisitions since our initial public offering in June 1998 have placed great demands on our business, particularly our managerial, operational and financial personnel and systems. For example, we have grown from approximately 170 employees on March 31, 1998 to approximately 2,000 employees on June 30, 2003. Additional internal growth and acquisitions may further strain our resources. We can provide no assurances that our systems, procedures, controls and existing facilities will be adequate to support the expansion of our operations, while maintaining adequate levels of customer service and satisfaction. Our future operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. Our failure to respond to and manage changing business conditions as we expand could diminish the quality of our products and services, result in the loss of customers and weaken our operating results.

The failure to sustain our current growth rates or to achieve expected growth rates could adversely affect the price of our common stock.

We have experienced significant growth since our inception. Our revenues have increased from $33.3 million in 1998 to $226.7 million for 2002. This revenue growth has resulted from both internal growth of our business and through acquisitions we have completed. Our growth rate declined in the fourth quarter of 2002, and we failed to achieve growth rates expected by stock market analysts. Our stock price has declined substantially. Either our internal growth rate or our total growth rate, or both, may again decline in the future due to factors within or beyond our control. Our failure to sustain our growth rates, or achieve growth rates expected by stock market analysts, could again have a material adverse impact on the trading price of our common stock.

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

We may be unable to integrate our acquisitions successfully with our operations on schedule or at all. We have been forced to deal with many of the risks listed above in connection with our acquisitions of iBill and EPX, which we acquired in 2002. We can provide no assurances that we will not incur large accounting charges or other expenses in connection with business units we acquire, divest, or close. We have in fact incurred a large impairment charge in connection with our acquisitions of iBill and EPX, and we can provide no assurances that we can avoid incurring similar charges in the future if these businesses do not perform as we expect or our plans with respect to such businesses change. Further, we can provide no assurances that acquisitions will result in cost savings or sufficient revenues or earnings to justify our investment in, or our expenses related to, these acquisitions.

We may suffer further losses in seeking to collect the SLM note receivable.

SLM Kansas and SLM Canada together owe us approximately $7.2 million, secured by 371,636 shares of InterCept common stock. Both of the SLM entities are the subject of bankruptcy proceedings. The loan matured on June 30, 2003 and has not been repaid. We have also determined that we are unlikely to collect approximately $250,000 in indemnification obligations and accounts receivable from SLM. In light of the current market value of the pledged shares and the uncertainties inherent in the two bankruptcy proceedings, we have determined that a loss on the SLM loan and other SLM obligations is probable as of June 30, 2003, and based on the facts now known to us, we have estimated that loss at $3,750,000 and have incurred a charge of that amount in the statements of operations for the quarter ended June 30, 2003. There is a reasonable possibility that we may incur additional losses on the SLM loan in the future as the bankruptcy proceedings progress.

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

We have financed the acquisitions we have completed since our initial public offering with a combination of our common stock, cash from common stock offerings, cash from our operations and borrowings made under our line of credit. Because our stock price has declined substantially from its historical high in early 2002, the shareholders of businesses that we seek to acquire may be unwilling to accept our common stock in exchange for their businesses. As a result, we will be required to use larger portions of our line of credit (which may already be fully drawn or reserved for other purposes) or cash from operations to continue to complete acquisitions, which would decrease our working capital and increase our interest expense. The unavailability of capital to finance future acquisitions could have a material negative effect on our financial performance and results of operations.

Our current credit facility with Wachovia Bank restricts our ability to complete acquisitions without the bank’s consent.

We cannot presently draw on our Wachovia facility to fund acquisitions. Assuming we obtain a new credit facility from Bank of America as we intend, we will be required to comply with the financial and other covenants of that credit facility to be able to draw on it to fund our acquisitions. If we are unable to borrow funds under our credit line, we may be unable to make acquisitions that could be helpful to our business.

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

We depend on MCI for various services, and its bankruptcy could negatively affect our business.

MCI, Inc. provides various services to us, including frame relay circuits, network and internet backbone and collection for WEB 900 billing. If MCI’s services are interrupted for any reason, including its bankruptcy, we could experience a disruption in the services that we provide to our customers. Any interruption of services by MCI could force us to seek other vendors to provide these services, which could increase our costs, result in delays or disruptions in our own services or make it difficult or impossible to provide the services if we cannot engage another vendor. During the third quarter of 2002, iBill’s WEB 900 service provider, ICN Ltd., withheld certain amounts from iBill because MCI did not send the monies to ICN. InterCept reserved $2.4 million, which represents deposits held for WEB 900 billing, amounts that iBill has paid to its merchants but not received from ICN, and related gross profits. During the fourth quarter of 2002, ICN sold its receivables to a third party and paid us $288,000 related to May 2002. During the second quarter of 2003, we received an additional $0.4 million, and as of June 30, 2003, we reduced the reserve to $1.7 million. We have fully reserved for the account receivable and are seeking to recover the remaining $1.7 million owed as of June 30, 2003, but we can offer no assurances that these efforts will be successful.

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

The current mainframe computer that we use to run our EFT platform has reached its limit for expansion. To accommodate our anticipated growth in EFT transaction volume, we have substantially rewritten our EFT platform software to run on a Stratus mainframe computer, which we believe will have significantly greater capacity. Although we have tested the new platform software, as we convert customers to this new platform, we could experience software errors or conversion problems. In addition, we could lose customers if they are dissatisfied with our new platform. If these errors or problems cause us to lose customers, it may cause a loss of revenue and adversely impact our business. Currently, we have successfully converted approximately 83% of our customers to the new platform and anticipate we will have all customers converted by September 30, 2003.

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

Risks Related to Our Merchant Services Operations

The failure of our merchant services operations to perform as we expect could result in a loss of revenue, damage to customer relationships, and additional financial losses.

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

If we are unable to maintain a relationship with a foreign bank to sponsor our international transactions, we could lose all revenues from our Visa transactions in Europe.

We are not able to acquire Visa transactions on behalf of foreign sponsored merchants unless the transactions are from an acquirer within the sponsored merchant’s region. We have signed an agreement with a foreign bank to serve as iBill's acquiring bank for Visa transactions in Europe. On Wednesday, August 13, 2003, our acquiring bank threatened to close our account, allegedly due to transactions placed into the Visa system by unauthorized merchants sponsored by iBill. Although we have explained to our acquiring bank and to Visa that iBill is not responsible for the transactions and have taken action to terminate the accounts of the merchants in question, our acquiring bank may still suspend our account, which may effectively terminate our ability to process Visa transactions in Europe. Those transactions contribute approximately 4-6% of our aggregate merchant processing revenues. Although we are continuing discussions with the bank and with Visa, and intend to pursue all available legal remedies to address this problem, we could lose a majority, if not all, of the revenues from our Visa transactions in Europe if our account is suspended.

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

In March 2003, MasterCard imposed a fine of approximately $5.85 million on us. Continued fines of this magnitude would materially adversely affect our financial condition and results of operations. We also face the possibility of fines from Visa for similar charge-back violations. We cannot predict with certainty, however, whether or when MasterCard or Visa will fine us, and if so, the amounts of those fines. In addition to the risk of possible fines, either or both MasterCard or Visa could terminate our ability to accept their credit cards for payment, which would materially adversely affect our financial condition and results of operations.

Visa recently announced revisions to its chargeback monitoring program which are designed to reduce the impact of charge-backs on the Visa payment system and heighten the scrutiny on problematic merchants. The new rules place greater responsibility on acquirers like iBill to respond to merchants with excessive levels of chargebacks. Currently, merchants that exceed a 2.5% charge-back threshold (for either Visa USA or Visa International) become subject to Visa’s charge-back monitoring program, which results in greater scrutiny of transactions, potential fee payments and possible suspension from the Visa payments system. Effective October 1, 2003, the charge-back threshold will be reduced from 2.5% to 1.0% for Visa USA transactions, and effective January 1, 2004, the chargeback threshold will drop to 2.0% for Visa international transactions. In addition, Visa has issued a detailed program that specifies the responsibilities of the acquirer and the fees and actions required when a merchant is placed into the charge-back monitoring program. We have taken measures to reduce the charge-backs of the merchants we sponsor, including the termination of some problematic merchants. However, the implementation of the new rules by Visa will require us to further reduce the charge-back activity of our sponsored merchants. In the event that any of our merchants do not meet the new Visa thresholds, Visa could impose fees and take further action, including termination of the merchant. Any such fines or termination could negatively affect our results of operation.

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

In March 2002, MasterCard implemented a rule that requires all banks that submit transactions on behalf of a merchant to have a valid merchant agreement with that merchant. This rule applies whether the card is presented directly to the merchant or to a third-party payment facilitator, such as iBill. MasterCard has notified iBill’s former and current acquiring banks for MasterCard transactions that iBill has acquired transactions from merchants without the required merchant agreements. Because of this determination, MasterCard has stated that it will impose assessments on the acquiring banks of $2,500 per day, retroactive to the day that the first noncompliant transaction was acquired through iBill. The total amount of this fine through April 4, 2003 is approximately $540,000, which is recorded in the financial statements. On April 4, 2003, MasterCard notified iBill’s acquiring bank that MasterCard had accepted iBill’s plan to achieve compliance with MasterCard’s rules and that MasterCard had granted a suspension of the $2,500 per day assessments through August 22, 2003 to give iBill time to achieve full compliance. If iBill cannot achieve compliance by August 22, 2003, MasterCard could impose additional assessments.

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

We could be sued for patent infringement. If all or any portion of our service were found to infringe a patent and we are unable to obtain a license, or if a preliminary injunction were issued, we could be required to restructure our payment system, stop offering our payment product altogether, or pay substantial damages, which could have a material adverse effect on our business, prospects, results of operations and financial condition. Even if we prevail in a lawsuit, litigation can be expensive and can consume substantial amounts of management’s time and attention.

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

Risks Related to Our Financial Institution Services Operations

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

We generate revenue from interchange fees, which are the interbank fees paid by merchants when they accept credit and debit cards. Visa and MasterCard set the interchange rates. Visa and MasterCard have been sued by the Department of Justice, or DOJ, for alleged violation of the Federal antitrust laws arising out of their respective functionally identical policies of (a) allowing members in the respective organization to issue cards participating in the other organization’s system, and (b) prohibiting their members from issuing cards in competing systems other than Visa, MasterCard or Citigroup, the largest owner/member of Visa and MasterCard. The potential impact of this litigation on us depends upon whether or not the DOJ is successful, and if it is successful, the relief ordered by the court.

As a result of the settlement of a class action case brought by Wal-Mart and other merchants, Visa and MasterCard have announced new interchange rates for debit transactions that are approximately 33% lower than previous interchange rates. We have converted approximately 82% of our customers to a new pricing structure, under which we receive a flat fee for each transaction. Until all of our customers are converted to flat fee pricing the revenues that we continue to derive from interchange fees may be reduced by changes in interchange rates for debit transactions.

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

In January 2003, we executed a definitive agreement with Sovereign Bank to provide Sovereign with item processing and check imaging services. Once we convert all of Sovereign Bank’s item processing and check imaging operations to our centers, Sovereign will be our largest customer. To accommodate the Sovereign business, we have incurred and will continue to incur substantial costs to open four new item processing centers, expand two existing centers and add approximately 200 new employees. Sovereign can terminate the agreement at any time, including upon its acquisition or for convenience and in that event would be required to pay us liquidated damages. Although the amount of those damages would be significant, they may not compensate us adequately for the loss of the business. Sovereign also has the ability to terminate the agreement without paying liquidated damages for various events of default that include Sovereign’s reasonable belief that its prospects of receiving services from us are materially impaired due to the occurrence of a material adverse change, as defined in the agreement. Depending on when a termination of the Sovereign agreement occurred, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Various federal and state regulatory agencies examine our operations from time to time. These agencies can make findings or recommendations regarding various aspects of our operations, and we generally must follow those recommendations to continue our operations. If we fail to comply with these regulations, our operations and processing revenues could be negatively affected.

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

Other Risks of Owning Our Stock

If our stock price remains depressed for an extended period of time, we may be required to incur a significant impairment charge to reduce the carrying value of our intangible assets

Our stock price has declined significantly, although it has rebounded somewhat from its low in March 2003. As a result, our market value is substantially lower than the carrying value of our intangible assets on our balance sheet. If the price of our stock does not increase significantly, we may be required to incur an impairment charge to reduce the carrying value of our intangible assets to correspond to the market value of our stock. Any impairment charge of that nature may result in a large net loss for the period in which the impairment charge is incurred, which could cause a default under our credit facility, result in the loss of customers or prospects, and otherwise negatively affect our business.

A few people control a large portion of our stock and may vote their shares in ways contrary to our shareholders’ interests.

Our executive officers and directors beneficially own approximately 18.1% of our outstanding common stock as of June 30, 2003. As a result, our executive officers and directors can exercise a significant degree of control over our company and have the power to influence the election of a majority of the directors, the appointment of management and the approval of actions requiring a majority vote of our shareholders. Their interests may conflict with our shareholders’ interest, and our executive officers and directors could use their power to delay or prevent a change in control, even if a majority of the shareholders desired a change.

Future sales of shares of our common stock may negatively affect our stock price.

To carry out our growth strategies, we may acquire other businesses and products using a combination of our stock and cash, and we may also sell additional shares of our stock to raise money for expanding our operations. Sales of substantial amounts of common stock in the public market or the prospect of such sales could adversely affect the market for our common stock. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of June 30, 2003, we had 20,111,093 shares of common stock outstanding and options outstanding to acquire an additional 4,278,157 shares of common stock. Additionally, approximately 500,000 shares of common stock may be issued under our employee stock purchase plan, and approximately 1.0 million shares may be granted in the future under our stock option plans. If these issuances occur, it would dilute our existing shareholders’ ownership interest in the company.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	49.8	46.7	51.2	47.5
Selling, general, and administrative expenses	35.4	33.3	36.0	31.8
Depreciation and amortization	7.8	7.1	7.5	6.6

Total operating expenses	93.0	87.1	94.7	85.9

Operating income	7.0	12.9	5.3	14.1
Other income, net	(5.2)	1.1	(2.6)	1.8

Income before provision for income taxes, equity in loss of affiliates and minority interest	1.8	14.0	2.7	15.9
Provision for income taxes	0.7	5.2	1.1	5.9
Equity in income (loss) of affiliates	(0.1)	0.0	0.0	(1.5)
Minority Interest	0.0	0.0	0.0	0.0

Net income	1.0%	8.8%	1.6%	8.5%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues. Revenues increased 16.3% to $64.1 million for the three months ended June 30, 2003 from $55.1 million for the three months ended June 30, 2002. The $9.0 million increase was comprised of:

(a)        a $1.1 million increase in merchant processing service fee income,

(b)        a $6.7 million increase in financial institution service income and

(c)        a $1.2 million increase in customer reimbursements.

The $6.7 million increase in financial institution service income is comprised of a $6.2 million increase in service fee income, a $257,000 increase in data communications management income and a $195,000 increase in hardware sales. The increases are attributable to both internal growth and the acquisition of ACS during July 2002 and not to any significant increases in prices.

Costs of Services. Costs of services increased 24.1% to $31.9 million for the three months ended June 30,

2003 from $25.7 million for the three months ended June 30, 2002. The $6.2 million increase was comprised of:

(a)	$355,000 in costs associated with merchant processing services,

(b)	$4.6 million in costs related to financial institution service income and

(c)	a $1.2 million increase in customer reimbursements.

The $4.6 million increase in financial institution service costs was due primarily to a $3.9 million increase in service fee costs associated with the increase in service fee revenues. The increase in financial institution service costs also reflects a $576,000 increase in data communications management costs and a $140,000 increase in hardware sales costs. The increases are attributable to both internal growth and the acquisition of ACS during July 2002. Gross margins decreased to 50.2% for the three months ended June 30, 2003 from 53.3% for the three months ended June 30, 2002. This decrease is partially due to the requirement of EITF 01-14 to include customer reimbursements, which have no gross margin, as revenue and partially due to pricing pressure associated with InterCept's EFT offering. Customer reimbursements increased to $3.7 million for the three months ended June 30, 2003 from $2.5 million for the three months ended June 30, 2002. Gross margins have increased from the 47.5% during the first quarter of 2003 to 53.3% for the three months ended June 30, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 23.7% to $22.7 million for the three months ended June 30, 2003 from $18.4 million for the three months ended June 30, 2002. The $4.4 million increase was comprised of (a) $2.8 million related to financial institution service expenses and (b) $1.6 million of merchant processing service expenses. The increase in financial institution service expenses was primarily due to personnel added from acquisitions, additional personnel to support our growth and other miscellaneous expenses. The increase in merchant processing service expenses was primarily due to the operations of iBill and EPX being included for the full quarter in 2003 and only a part of the 2002 second quarter. Selling, general and administrative expenses as a percentage of revenues increased to 35.4% for the three months ended June 30, 2003 from 33.3% for the three months ended June 30, 2002.

Depreciation and Amortization. Depreciation and amortization increased $1.1 million to $5.0 million for the three months ended June 30, 2003 from $3.9 million for the three months ended June 30, 2002. The increase was primarily attributable to purchases of property, plant and equipment.

Other Income, Net. Other income, net decreased to expense of $3.3 million for the three months ended June 30, 2003 from income of $573,000 for the three months ended June 30, 2002. The decrease resulted from a $3.5 million impairment of the SLM note receivable and lower interest income in 2003 due to the repayment of debt incurred for our acquisitions, compared with higher interest income in 2002 resulting from the investment of proceeds from our August 2001 public offering. The decrease was partially offset by $400,000 received from the escrow resulting from the December 31, 2002 sale of Netzee to Certegy and lower interest expense due to the repayment of debt with proceeds from the maturity of several certificates of deposit. The interest rate we receive from the remaining certificates of deposit range from 4.93% to 5.0% per annum, while the interest rate we pay on the debt is a floating rate based on the prime rate.

Provision (benefit) for Income Taxes. The effective tax rate for the three months ended June 30, 2003 was 40.4% as compared to 37.0% for the three months ended June 30, 2002. The increase in the effective rate is mainly due to generating profits in states which impose higher tax rates.

Equity in Loss of Affiliate. Equity in loss of affiliate for the three months ended June 30, 2003 was $23,000, and represented our 50% ownership in Interactive Payments, LLC through our wholly owned subsidiary, Internet Billing Company, LLC. For the three months ended June 30, 2002, there was no equity in loss of affiliate.

Minority Interest. Minority interest increased to a charge of $16,000 for the three months ended June 30, 2003 from a charge of $9,000 for the three months ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues. Revenues increased 35.7% to $129.3 million for the six months ended June 30, 2003 from $95.3 million for the six months ended June 30, 2002. The $34.0 million increase was comprised of:

(a)	$18.1 million of merchant processing service fee income primarily related to the 2002 acquisitions of iBill and EPX,

(b)	a $13.2 million increase in financial institution service income and

(c)	a $2.7 million increase in customer reimbursements.

The $13.2 million increase in financial institution service income is comprised of an $11.2 million increase in service fee income, a $1.3 million increase in hardware sales and a $721,000 increase in data communications management income. The increases are attributable to both internal growth and acquisitions and not to any significant increases in prices.

Costs of Services. Costs of services increased 46.3% to $66.2 million for the six months ended June 30, 2003 from $45.2 million for the six months ended June 30, 2002. The $21.0 million increase was comprised of:

(a)	$8.6 million in costs associated with merchant processing services resulting from the 2002 acquisitions of iBill and EPX,

(b)	$9.6 million in costs related to financial institution service income and

(c)	a $2.8 million increase in customer reimbursements.

The $9.6 million increase in financial institution service costs was due primarily to a $7.6 million increase in service fee costs associated with the increase in revenue. The increase in financial institution service costs also reflects a $1.0 million increase in hardware sales costs and a $1.0 million increase in data communications management costs. The increases are attributable to both internal growth and acquisitions. Gross margins decreased to 48.8% for the six months ended June 30, 2003 from 52.6% for the six months ended June 30, 2002. This decrease is partially due to the requirement of EITF 01-14 to include customer reimbursements, which have no gross margin, as revenue. Customer reimbursements increased to $8.0 million for the six months ended June 30, 2003 from $5.2 million for the six months ended June 30, 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 53.5% to $46.5 million for the six months ended June 30, 2003 from $30.3 million for the six months ended June 30, 2002. The $16.2 million increase was comprised of (a) $7.3 million related to financial institution service expenses and (b) $8.9 million of merchant processing service expenses. The increase in financial institution service expenses was primarily due to personnel added from acquisitions, additional personnel to support our growth and other miscellaneous expenses. The increase in merchant processing service expenses was primarily due to the operations of iBill and EPX being included for the full six month period in 2003 compared with only a portion of the same period in 2002. Selling, general and administrative expenses as a percentage of revenues increased to 36.0% for the six months ended June 30, 2003 from 31.8% for the six months ended June 30, 2002.

Depreciation and Amortization. Depreciation and amortization increased $3.5 million to $9.8 million for the six months ended June 30, 2003 from $6.3 million for the six months ended June 30, 2002. The increase was primarily attributable to depreciation and amortization resulting from the acquisitions of iBill and EPX and additional property, plant and equipment depreciation.

Other Income, Net. Other income, net decreased to expense of $3.3 million for the six months ended June 30, 2003 from income of $1.8 million for the six months ended June 30, 2002. The decrease resulted primarily from a $3.75 million impairment to the SLM note receivable and other SLM obligations, partially offset by $400,000 received from the remaining escrow from the sale of Netzee to Certegy as of December 31, 2002.

Provision (benefit) for Income Taxes. The effective tax rate for the six months ended June 30, 2003 was 38.9% as compared to 36.9% for the six months ended June 30, 2002. The increase in the effective rate is mainly due to generating profits in states which impose higher tax rates.

Equity in Loss of Affiliate. For the six months ended June 30, 2002, equity in loss of affiliate was $1.5 million due to the recording of equity losses in Netzee. Equity in loss of affiliate for the six months ended June 30, 2003 was $4,000, and represented our 50% ownership in Interactive Payments, LLC through our wholly owned subsidiary, Internet Billing Company, LLC.

Minority Interest. Minority interest increased to a charge of $29,000 for the six months ended June 30, 2003 from a charge of $16,000 for the six months ended June 30, 2002.

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

Cash and cash equivalents were $4.6 million at June 30, 2003 and $24.1 million at December 31, 2002. Short-term investments with a maturity of one year or less were $18.3 million at June 30, 2003. Net cash used in operating activities was $2.7 million for the six months ended June 30, 2003 and net cash provided by operating activities was $15.7 million for the six months ended June 30, 2002. The decrease in the net cash provided by operating activities was primarily attributable to decreased client payouts and reserves due to the customer attrition in the merchant services segment.

Net cash used in investing activities was $2.5 million for the six months ended June 30, 2003 and net cash used in investing activities was $107.8 million for the six months ended June 30, 2002. The increase in net cash used in investing activities was primarily due to the amendment of the iBill purchase agreement in February 2003.

Net cash used in financing activities was $14.3 million for the six months ended June 30, 2003 and net cash provided by financing activities was $78.2 million for the six months ended June 30, 2002. The increase in net cash used in financing activities was primarily due to the repayment of debt with the proceeds from the maturity of several certificates of deposit.

On December 3, 2001, we entered into a loan agreement with SLMsoft.com Inc., an Ontario corporation (“SLM Canada”), and SLMsoft.com Inc., a Kansas corporation, (“SLM Kansas,” and together with SLM Canada, “SLM”). Under the loan agreement, we loaned SLM $7.0 million in exchange for cash and settlement of indemnification obligations that SLM owed to us. The loan was secured by the pledge of shares of InterCept stock. The SLM loan agreement was amended on September 30, 2002. Under the amended loan agreement, borrowings bear interest at prime plus 2%. Interest was payable on January 2, 2003 for all interest accrued through that date, and SLM sold 30,000 of the pledged shares in January 2003, which generated $551,000 used to pay off the accrued interest and a small portion of the principal. During the second quarter of 2003, SLM Kansas filed in Kansas for protection under the U.S. bankruptcy laws, and SLM Canada became the subject of bankruptcy proceedings in Ontario, Canada. The loan matured on June 30, 2003, has not been repaid, and is secured by 371,636 shares of InterCept common stock. As of June 30, 2003, the balance on the loan was $7.2 million.

In light of the current market value of the pledged shares and the uncertainties inherent in the two bankruptcy proceedings, we have determined that a loss on the SLM loan is probable as of June 30, 2003. Based on the facts now known to us, we have estimated that loss at $3,500,000. We have also determined that we are unlikely to collect approximately $250,000 in indemnification obligations and accounts receivable from SLM. Accordingly, we have charged a total of $3,750,000 in the statements of operations for the quarter ended June 30, 2003 in the line item “Other (expense) income (loss), net.” There is a reasonable possibility that we may incur additional losses on the SLM loan in the future as the bankruptcy proceedings progress, and it is also possible that the loss may ultimately prove to be less than our second quarter charge. Because the collateral that secures the loan consists of shares of InterCept stock, there may also be additional expense or income due to the fluctuation of InterCept’s stock price until the SLM situation is resolved. We cannot now estimate whether any further charges will be necessary, and if so, its amount. Accordingly, in future periods as this situation becomes more certain, we may incur additional charges or receive additional income.

Our principal credit facility is with Wachovia Bank. We owed $31.3 million under that facility as of June 30, 2003. The $3,750,000 in charges related to SLM described above caused InterCept not to comply with a financial covenant in the Wachovia facility. Wachovia waived this non-compliance until September 30, 2003 to give us the opportunity to refinance the facility with another lender. We paid Wachovia $50,000 to waive the noncompliance and will have to pay additional fees if we do not refinance the loan by September 30, 2003. We have signed a commitment letter from Bank of America, N.A. for a new three year $50 million credit facility, which would provide sufficient borrowing capacity to repay Wachovia in full and provide additional working capital to us. Although we believe that we will close the Bank of America financing and pay off Wachovia within the waiver period, we may be unable to do so. If we fail to repay Wachovia in full by the waiver deadline and Wachovia fails to grant another waiver, we will again be in default under the Wachovia facility. In that event, Wachovia could choose to exercise its remedies under the loan documents, which would have a severe adverse effect on us and our business.

The Bank of America commitment letter provides for a syndicated $50 million revolving credit facility that will mature three years after the closing date and be secured by substantially all of our assets. Bank of America, N.A. will be the administrative agent and Banc of America Securities LLC will be the lead arranger and book manager for the syndication. The amount available to be borrowed under the facility will be reduced by $5.0 million per year on a quarterly basis, and may be further reduced up to a maximum of $2.5 million a year by payments from our excess cash flow. Notwithstanding these reductions, however, the amount available to be borrowed will not decrease below $35 million. The applicable interest rate on the facility will be LIBOR plus 2.25% to 3.00% (or an alternate rate based on the Bank of America prime rate or the Federal Funds rate plus .50%). We expect to pay Bank of America and the other lenders approximately $1,375,000 in fees at or before closing, plus closing expenses. Although we expect to close this facility on generally these terms, the final terms may vary, and we may be unable to close the facility as we expect. The commitment contains customary conditions to closing, including negotiation of definitive loan documents, the occurrence of no material adverse change in our business, and the lenders having concluded a due diligence investigation of us that is satisfactory to them.

In January 2003, we executed a definitive agreement with Sovereign Bank for item processing and check imaging services. To accommodate Sovereign’s item and check processing needs, we have opened two of our previously announced four new check image processing centers and significantly expanded another center, and to date have hired 75 new employees with plans to hire approximately 30 more employees during August and another 90 by year-end. Once we convert all of Sovereign Bank’s item processing and check imaging operations to our centers, Sovereign will be our largest customer. We have used approximately $9.0 million of our working capital to fund the capital improvements and other expenses necessary for us to prepare to provide services to Sovereign. We intend to refinance a portion of these capital expenditures with lease financing that will provide us with approximately $5.0 million in cash that we can use for working capital and other corporate purposes.

During 2002, we borrowed $30.0 million from The Peoples Bank of Winder, Georgia and $6.7 million from The Bankers Bank. Interest was payable monthly at prime minus .375% under both notes. The notes were secured by certificates of deposit pledged by us and were payable in full on December 31, 2002. We repaid the $200,000 loan from The Bankers Bank on December 30, 2002, when the final certificate of deposit that secured that loan matured. During 2002, we repaid approximately $11.8 million of the loan from The Peoples Bank. On January 6, 2003, we borrowed $18.2 million from The Bankers Bank to repay the loan to The Peoples Bank. The second

Bankers Bank loan matures on August 31, 2003 and is fully secured by certificates of deposit that were previously pledged to the Peoples Bank. During February 2003, we repaid $1.4 million we owed under the Bankers Bank note when a certificate of deposit that secured that note matured. As of June 30, 2003, the balance due to The Bankers Bank was $16.9 million.

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

We process MasterCard and Visa transactions through First Financial Bank and its affiliate, First Data Merchant Services Corporation (together referred to as “First Data”). On March 14, 2003, First Data was notified by MasterCard of an estimated assessment with respect to iBill’s noncompliance with MasterCard’s charge-back rules. First Data notified us that MasterCard had reviewed the historical charge-back percentages for Intercept and Old iBill for the period from January 1, 2001 through February 28, 2003 and had determined that those percentages exceeded MasterCard’s limits. On March 31, 2003, First Data notified us that MasterCard had determined the final amount of the assessment to be $5.85 million. Of the $5.85 million, $3.5 million was recorded as an adjustment of the iBill purchase price, $1.9 million was recorded as an expense for the quarter ended December 31, 2002 and $450,000 was recorded during the first quarter of 2003. As of June 30, 2003, First Data was holding a reserve of approximately $5.3 million of money owed to us to cover our potential liability for merchant processing card activities, including potential charge-back penalties. This $5.3 million amount is included in Other Noncurrent Assets in the balance sheet contained in our consolidated financial statements. The MasterCard fine was deducted from that reserve.

We also face the possibility of fines from Visa for similar charge-back violations. Before our April 2002 acquisition of the iBill assets, Visa fined Old iBill for excessive charge-backs in the months of August and September of 2001 and January and February of 2002 in the aggregate amount of approximately $4.5 million. Old iBill also exceeded the Visa charge-back allowed rate in March 2002, and iBill exceeded the allowed charge-back rate in November 2002. In addition, Visa may deem us to have exceeded its charge-back levels in other months, but no fines have been assessed by Visa to date. We have concluded that Visa fines in excess of amounts withheld by us from merchant payouts are not probable, and accordingly, we have not recorded a liability under SFAS 5. Any fines could materially adversely affect our financial condition or results of operations.

In June 2003, iBill became aware, and subsequently informed Visa, that it had processed certain transactions for merchants who were not registered with Visa. Visa has assessed iBill $300,000 for these violations. InterCept paid the assessment and recognized it as an expense in the second quarter of 2003, but we may appeal the assessment since we self-reported the violation. Visa has also informed First Data that it intends to send a third party to review iBill’s processes to ensure that iBill has procedures in place to prevent additional processing of unregistered merchants in the future. If the results of this audit are unsatisfactory, Visa could assess additional fines for improper processing.

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

As noted above, we are seeking to refinance the Wachovia facility with Bank of America before the Wachovia non-compliance waiver expires on September 30, 2003. Assuming that we are able to replace our Wachovia credit facility as we intend, we believe that borrowings from that facility and funds provided by operations will be sufficient to meet our anticipated capital expenditures and liquidity requirements for at least the next 12 months.

Historically, we have grown, in part, through strategic acquisitions. Assuming we are able to raise additional capital or obtain sufficient credit, we expect to make additional expenditures to make acquisitions and integrate the acquired companies. We can give no assurances with respect to the actual timing and amount of the capital we may raise or of the acquisitions we may make with the capital so raised. In addition, we can give no assurance that we will complete any acquisitions on terms favorable to us, if at all, or that additional sources of financing will be available to us. As a result of the foregoing, in 2003 we have been and expect to continue to be significantly less active in acquiring other businesses that we have been in the past, and we intend to focus on improving our existing operations.

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

Commitments and Contingencies

We record commitments and contingencies in accordance with SFAS 5. SFAS 5 requires that when a loss contingency exists, the likelihood that the contingency will result in the impairment of an asset or the incurrence of a liability be identified as remote, reasonably possible or probable. The identification as remote, reasonably possible or probable and whether the amount can be reasonably estimated determines whether the potential loss is recorded in the financial statements or disclosed in the notes to the financial statements or both.

As described in detail above in Liquidity and Capital Resources, we have been fined by MasterCard and may be fined by Visa. On March 14, 2003, First Data was notified by MasterCard of an estimated assessment with respect to iBill’s noncompliance with MasterCard’s charge-back rules. First Data notified us that MasterCard has reviewed the historical charge-back percentages for InterCept and Old iBill for the period from January 1, 2001 through February 28, 2003 and had determined that those percentages have exceeded MasterCard’s limits. On March 31, 2003, First Data notified Intercept that MasterCard had determined the final amount of the assessment to be $5.85 million. Of the $5.85 million, $3.5 million was recorded as an adjustment of the iBill purchase price, $1.9 million was recorded as an expense for the quarter ended December 31, 2002 and $450,000 was recorded during the first quarter of 2003. As of June 30, 2003, First Data was holding a reserve of approximately $5.3 million owed to us to cover our potential liability for merchant processing card activities, including potential charge-back penalties. This $5.3 million amount is included in Other Noncurrent Assets in the balance sheet contained in our consolidated financial statements.

We have concluded that the probability of Visa fines in excess of amounts withheld from merchant payouts is reasonably possible, but not probable, and accordingly, we have not recorded a liability under SFAS 5. We cannot predict with certainty whether or when Visa will fine us, and if so, the amounts of those fines.

In June 2003, iBill became aware, and subsequently informed Visa, that it had processed certain transactions for merchants who were not registered with Visa. Visa has assessed iBill $300,000, for these violations. InterCept paid the assessment and recognized it as an expense in the second quarter of 2003, but may appeal the assessment since we self-reported the violation. Visa has also informed First Data that it intends to send a third party to review iBill’s processes to ensure that iBill has procedures in place to prevent additional processing of unregistered merchants in the future. If the results of this audit are unsatisfactory, Visa could assess additional fines for improper processing.

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

Beginning in the second quarter of 2002, we then applied EITF 99-10, “Percentage Used to Determine the Amount of Equity Method Losses,” which addresses the percentage of ownership that an investor should use to compute equity method losses when the investment in a company’s common stock has been reduced to zero and the investor holds other securities of the company such as preferred stock or loans to the company. Netzee had preferred stock outstanding; we owned none of that preferred stock. Netzee also had an $18.0 million line of credit, of which we loaned or were obligated to loan approximately 78%. Under EITF 99-10, we did not record any additional equity method losses until the preferred stockholders had reduced their investments to zero by absorbing $7.8 million of losses. During the three months ended September 30, 2002, we used our relative ownership percentage in the next most senior level of capital – the line of credit – to record our share of Netzee’s losses. On December 31, 2002, Certegy, Inc. acquired substantially all of the assets of Netzee. We received approximately $2.3 million in payment on our line of credit and $473,000 for our Netzee stock which resulted in a loss of $5.4 million. This loss is included in equity in loss of affiliate. In 2003, we have received approximately $400,000 from escrow accounts established at the time of closing and may receive additional payouts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates. Borrowings under our Wachovia credit facility accrue interest at a fluctuating rate equal to the one month LIBOR plus 2%. As of June 30, 2003, $31.3 million was outstanding under this facility. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that Wachovia facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies. Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $313,000 per year.

We owe $16.9 million to The Bankers Bank. This loan is secured by certificates of deposit in amounts equal to the principal amounts of the loans. Interest on these loans is based on the prime rate. Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $169,000 per year.

Item 4.	Controls and Procedures

As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2003.

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

(1)        We brought an action on March 15, 2002 against Midwest Payment Systems, Inc. (“MPS”) in the U.S. District Court in the Eastern District of Tennessee seeking a declaration as to the rights and legal relations of InterCept, MPS and the customer banks under the contracts that we and the banks have with MPS and asserting a claim for tortious interference with contractual relations. On April 3, 2002, InterCept and MPS agreed to a consent order pursuant to which MPS agreed to continue to provide services on a month-to-month basis so that InterCept can continue to service its customers who use MPS for ATM/EFT services. Both InterCept and MPS agreed not to solicit the ATM/EFT business of the customer banks until final resolution of the lawsuit, and both companies agreed to limited communications with the customers regarding the lawsuit. MPS has answered our complaint and has brought its own claims against us, including tortious interference with contract, breach of contract and breach of fiduciary duty. InterCept believes that MPS’s claims are without merit and intends to defend them vigorously if the lawsuit is not settled. We are presently engaged in settlement discussions with MPS. If settlement efforts are unsuccessful, the case is scheduled to go to trial in March 2004.

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

(3)        InterCept, three of its officers — John W. Collins, G. Lynn Boggs, and Scott R. Meyerhoff — and its former officer, Garrett M. Bender, were named as defendants in a shareholder class action lawsuit filed in the U.S. District Court for the Northern District of Georgia (Civil Action No. 03-CV0567). The plaintiff sought to represent a class of individuals who purchased InterCept common stock between September 16, 2002 and January 9, 2003. The plaintiff alleged that InterCept and the individual defendants made material misrepresentations and/or omitted to make material disclosures throughout the class period due to their false assurances that the adult entertainment portion of the company’s merchant services business was insignificant and their failure to disclose the impact of the implementation of new Visa regulations in November 2002. The plaintiff alleged violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under Section 10(b), and Section 20(a) of the Exchange Act. Similar actions were filed by multiple plaintiffs, and on May 2, 2003, the plaintiffs filed a motion to consolidate the claims. On June 23, 2003, the court denied the plaintiffs' motions to consolidate. On July 11, 2003, the plaintiffs filed a new motion for consolidation.

On August 7, 2003, InterCept, Collins, Boggs and Meyerhoff filed motions to dismiss all of the actions, and on August 12, 2003, they filed answers to each of the complaints denying liability and stating affirmative defenses. InterCept believes the claims are without merit and will continue to vigorously defend the lawsuits.

Due to the inherent uncertainties of the litigation process and the judicial system, the company is unable to predict the outcome of such litigation matters. If the outcome of this matter is adverse to the company, it could have a material adverse effect on the company's business, financial condition and results of operation.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Our principal credit facility is with Wachovia Bank. We owed $31.3 million under that facility as of June 30, 2003. We have made all required payments of principal and interest to Wachovia. One of the financial covenants in the Wachovia facility, however, requires us to have a minimum amount of EBITDA for each quarter. As a result of the $3,750,000 in charges related to SLM described in Note 8 to the condensed consolidated financial statements included in this report, we fell below the minimum required EBITDA amount as of June 30, 2003, which caused us not to comply with a financial covenant under the Wachovia facility. Wachovia waived this non-compliance until

September 30, 2003 to give us the opportunity to refinance the facility with another lender. We paid Wachovia $50,000 to waive the non-compliance and will have to pay additional fees if we do not refinance the loan by September 30, 2003. We have signed a commitment letter from Bank of America, N.A. for a new three year $50 million credit facility, which would provide sufficient borrowing capacity to repay Wachovia in full and provide additional working capital to us. Although we believe that we will close the Bank of America financing and pay off Wachovia within the waiver period, we may be unable to do so. If we fail to repay Wachovia in full by the waiver deadline and Wachovia fails to grant another waiver, we will again be in default under the Wachovia facility. In that event, Wachovia could choose to exercise its remedies under the loan documents, which would have a severe adverse effect on us and our business.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 4, 2003, we held our annual meeting of shareholders. At the meeting, the only proposal submitted to a shareholder vote was the election of two directors, Boone A. Knox and John D. Schneider, Jr., both of whom were re-elected to three-year terms. The results were as follows, and there were no abstentions or broker non-votes:

	For	Withheld

Boone A. Knox	14,998,329	481,124
John D. Schneider, Jr.	15,000,161	479,292

The terms of office of Jon R. Burke, John W. Collins, and Glenn W. Sturm as a directors continued after the meeting.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

31	Certifications of John W. Collins and Scott R. Meyerhoff pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certifications of John W. Collins and Scott R. Meyerhoff pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the SEC.

(b)	Reports on Form 8-K filed during the three months ended June 30, 2003

Form 8-K dated March 31, 2003, filed on April 2, 2003, reporting under Item 9 the press release regarding a revision to InterCept’s 2002 earnings previously announced on March 5, 2003.

Form 8-K dated April 17, 2003, filed on April 22, 2003, reporting under Item 9 that InterCept held a meeting with analysts to discuss operations and earnings. The full text of the slideshow presentation from the meeting is included as an exhibit.

Form 8-K dated May 7, 2003, filed on May 9, 2003, reporting under Item 9 the press release announcing InterCept’s earnings for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCEPT, INC.
August 13, 2003	/s/ JOHN W. COLLINS

Date	John W. Collins Chairman of the Board and Chief Executive Officer (principal executive officer)

August 13, 2003	/s/ SCOTT R. MEYERHOFF

Date	Scott R. Meyerhoff Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31	Certifications of John W. Collins and Scott R. Meyerhoff pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32

Certifications of John W. Collins and Scott R. Meyerhoff pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the SEC.