Form 10-Q
period 2003-09-30
INTERCEPT INC
filed 2003-11-14
CIK 1054930

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 , 19    .

Commission file number: 01-14213

InterCept, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58–2237359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2003
Common Stock, no par value	20,210,350

INTERCEPT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

InterCept, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,668	$24,071
Restricted short term investments	10	19,239
Accounts receivable, less allowance for doubtful accounts of $2,142 and $2,729 at September 30, 2003 and December 31, 2002, respectively	29,175	29,229
Advances to SLM	3,654	7,485
Deferred tax assets	158	2,536
Prepaid expenses	13,935	6,782
Inventory and other	11,113	15,537

Total current assets	69,713	104,879
Property and equipment, net	53,145	42,324
Intangible assets, net	78,400	83,418
Goodwill	212,197	216,144
Other noncurrent assets	19,966	25,849

Total assets	$433,421	$472,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,253	$23,740
Accounts payable and accrued liabilities	18,169	19,364
Client payouts	36,412	58,740
Deferred revenue	10,853	11,825

Total current liabilities	70,687	113,669
Long-term debt, less current portion	28,100	39,425
Deferred revenue	359	376
Deferred tax liability	5,910	3,832

Total liabilities	105,056	157,302
Minority interest	295	253
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; 100,000 shares issued and outstanding	10,021	—
Common stock, no par value; 50,000,000 shares authorized; 20,210,434 and 19,976,764 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	302,005	301,152
Retained earnings	16,396	14,255
Accumulated other comprehensive loss	(352)	(348)

Total shareholders’ equity	328,070	315,059

Total liabilities and shareholders’ equity	$433,421	$472,614

The accompanying notes are an integral part of these condensed consolidated balance sheets.

InterCept, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Financial institution services	$46,388	$41,512	$134,770	$116,718
Merchant services	14,600	20,423	47,553	35,283
Customer reimbursements	3,100	4,360	11,068	9,573

Total revenues	64,088	66,295	193,391	161,574
Costs of services:
Costs of financial institution services	24,056	19,145	67,786	53,240
Costs of merchant services	6,072	10,346	20,531	16,245
Customer reimbursements	3,100	4,360	11,068	9,573
Selling, general and administrative expenses	25,201	21,200	71,749	51,534
Depreciation and amortization	5,072	4,625	14,832	10,932

Total operating expenses	63,501	59,676	185,966	141,524
Operating income	587	6,619	7,425	20,050
Other (expense) income, net	(486)	9	(3,799)	1,760

Income before provision for income taxes, equity in loss of affiliates and minority interest	101	6,628	3,626	21,810
Provision for income taxes	49	2,466	1,421	8,072
Equity in loss of affiliates	—	(1,375)	(4)	(2,862)
Minority interest	(13)	(10)	(42)	(26)

Net income before preferred dividends	$39	$2,777	$2,159	$10,850

Preferred dividends	(21)	—	(21)	—

Net income attributable to common shareholders	18	2,777	2,138	10,850
Net income per common share:
Basic	$0.00	$0.15	$0.11	$0.59

Diluted	$0.00	$0.14	$0.11	$0.56

Weighted average shares outstanding:
Basic	19,903	19,132	19,805	18,539
Diluted	20,618	19,947	20,389	19,402

The accompanying notes are an integral part of these condensed consolidated statements of operations.

InterCept, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$2,138	$10,850
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Preferred dividends	21	—
Depreciation and amortization	14,831	10,932
WorldCom reserve	—	2,471
Loan cost amortization	253	255
Minority interest	42	26
Deferred income tax provision	4,456	3,925
Loss on sale of property and equipment	154	7
Gain due to stock issuance of subsidiary	—	(25)
Equity in net loss of affiliates	19	2,862
Income tax benefit related to exercise of stock options	65	766
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	54	(4,243)
Inventory, prepaid expenses, and other current assets	6,418	1,419
Other assets	(7,941)	—
Accounts payable and accrued liabilities	(1,270)	(8,186)
Client payouts	(22,328)	6,516
Interest accrued on notes receivable	(107)	(563)
SLM note receivable	3,390	—
Deferred revenue	(989)	141

Net cash (used in) / provided by operating activities	(794)	27,153

Cash flows from investing activities:
Acquisitions, net of cash acquired	5,859	(114,716)
Advances to EPX prior to acquisition	—	(8,585)
Proceeds from sale of investments, net	19,432	31,274
(Advances to) repayments from affiliate, net	3,210	(87)
Purchases of property and equipment, net	(19,395)	(10,363)
Patent costs incurred	—	(40)
Increases in capitalized software	(1,483)	(1,106)

Net cash provided by (used in) investing activities	7,623	(103,623)

Cash flows from financing activities:
Proceeds from line of credit	89,156	143,213
Payments on notes payable and line of credit	(119,175)	(77,813)
Proceeds from issuance of common stock, net of related issuance costs	—	(23)
Proceeds from employee stock purchase plan	632	490
Preferred stock investment	10,000	—
Proceeds from exercise of stock options	155	1,378

Net cash (used in) provided by financing activities	(19,232)	67,245
Net (decrease) increase in cash and cash equivalents	(12,403)	(9,225)
Cash and cash equivalents at beginning of the period	24,071	24,917

Cash and cash equivalents at end of the period	$11,668	$15,692

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,261	$1,206

Cash paid for income taxes	167	$5,250

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

InterCept, Inc. (“InterCept” or “we”) is a single-source provider of a broad range of technologies, products and services that work together to meet the electronic commerce and operating needs of financial institutions and merchants in the United States. Over 2,000 of these financial institutions have contracted with InterCept for one or more of InterCept’s technologies, products and services, which include electronic funds transfer transactions, core bank processing systems, credit and debit card processing, check imaging systems, data communications management networks, laser document printing and automated mailing services, as well as services related to each of these products and systems. InterCept also offers a single-source end-to-end transaction processing solution that enables merchants to accept and process real-time payments for goods and services purchased from multiple distribution channels including internet, traditional point of sale, mail order and telephone order channels.

The consolidated financial statements include the accounts of InterCept and its wholly-owned subsidiaries: InterCept Communications Technologies, Inc., InterCept Data Services, Inc. (formerly known as SBS Data Services, Inc.), C-TEQ, Inc., InterCept Services, LLC, ICPT Acquisition I, LLC, DPSC Acquisition Corp., InterCept TX I, LLC, InterCept Payment Solutions, Inc., Internet Billing Company, LLC (“iBill”), InterCept Output Solutions, LP, and InterCept Supply, LP. In addition, ProImage, Inc., a corporation in which InterCept has a 67% ownership interest as of September 30, 2003, has been consolidated in InterCept’s consolidated financial statements since its inception, due to InterCept’s control of ProImage. Management of InterCept has responsibility for all day-to-day operations of ProImage and has and will continue to provide complete financial support for ProImage due to legal limitations on the other shareholder’s ability to fund losses. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest represents the minority shareholder’s proportionate share of the equity and earnings of ProImage.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. The results of the three and nine month periods are not necessarily indicative of the results to be expected for the full fiscal year. Please read these unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and the notes thereto included in InterCept’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2002.

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

InterCept. Inc and Subsidiaries

Segment information

(in thousands)

	Three Months Ended, September 30, 2003			Three Months Ended, September 30, 2002
	Financial Institution Services	Merchant Services	Total	Financial Institution Services	Merchant Services	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Service fee	42,044	14,600	56,644	37,028	20,423	57,451
Data communications management	2,570	—	2,570	2,342		2,342
Equipment and product sales, services and other	1,774	—	1,774	2,142		2,142
Customer reimbursements	3,100	—	3,100	4,360		4,360

Total revenues	49,488	14,600	64,088	45,872	20,423	66,295
Costs of services:
Costs of service fees	20,775	6,072	26,847	16,128	10,346	26,474
Costs of data communications	1,833	—	1,833	1,382		1,382
Costs of equipment and product sales, services and other	1,448	—	1,448	1,635		1,635
Customer reimbursements	3,100	—	3,100	4,360		4,360
Selling, general and administrative expenses	17,459	7,742	25,201	13,370	7,830	21,200
Depreciation and amortization	3,361	1,711	5,072	2,879	1,746	4,625

Total operating expenses	47,976	15,525	63,501	39,754	19,922	59,676
Operating income	$1,512	$(925)	$587	$6,118	$501	$6,619

	Nine Months Ended, September 30, 2003			Nine Months Ended, September 30, 2002
	Financial Institution Services	Merchant Services	Total	Financial Institution Services	Merchant Services	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Service fee	120,403	47,553	167,956	104,255	35,283	139,538
Data communications management	7,527	—	7,527	6,578		6,578
Equipment and product sales, services and other	6,840	—	6,840	5,885		5,885
Customer reimbursements	11,068	—	11,068	9,573		9,573

Total revenues	145,838	47,553	193,391	126,291	35,283	161,574
Costs of services:
Costs of service fees	56,793	20,531	77,324	44,561	16,245	60,806
Costs of data communications	5,567	—	5,567	4,094		4,094
Costs of equipment and product sales, services and other	5,426	—	5,426	4,585		4,585
Customer reimbursements	11,068	—	11,068	9,573		9,573
Selling, general and administrative expenses	49,477	22,272	71,749	37,758	13,776	51,534
Depreciation and amortization	10,046	4,786	14,832	7,794	3,138	10,932

Total operating expenses	138,377	47,589	185,966	108,365	33,159	141,524
Operating income	$7,461	$(36)	$7,425	$17,926	$2,124	$20,050

Total assets for the Financial Institution Services segment and Merchant Services segment were approximately $240.9 million and $192.5 million, respectively, as of September 30, 2003.

3. Net Income Per Share

Net income has been adjusted to include preferred stock dividends to determine net income available to common shareholders. Basic earnings per share is computed based on the weighted average number of common shares outstanding, excluding the weighted average number of shares held in escrow to satisfy contingencies related to certain acquisitions. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus (1) the dilutive effect of outstanding stock options using the “treasury stock” method which is based on the average stock price for the period and (2) the dilutive effect of outstanding convertible preferred stock using the “if converted” method. The effects of anti-dilutive options and stock have been excluded. The weighted average number of anti-dilutive options totaled approximately 3.3 million and 2.7 million for the three months ended September 30, 2003 and 2002, respectively. Amounts shown are in thousands, except earnings per share data.

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$18	19,903	$0.00	$2,777	19,132	$0.15
Dilutives:
Stock options	—	328	—	—	358	—
Shares held in escrow to satisfy contingencies	—	—	—	—	406	—
Preferred	21	117	—	—	—	—
Contingently issuable shares subject to earnout provisions	—	270	—	—	51	—
Diluted EPS	$39	20,618	$0.00	$2,777	19,947	$0.14

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$2,138	19,805	$0.11	$10,850	18,539	$0.59
Dilutives:
Stock options	—	197	—	—	547	—
Shares held in escrow to satisfy contingencies	—	—	—	—	265	—
Preferred	21	117	—	—	—	—
Contingently issuable shares subject to earnout provisions	—	270	—	—	51	—
Diluted EPS	$2,159	20,389	$0.11	$10,850	19,402	$0.56

4. Comprehensive Income

Comprehensive income is the total of net income and all other unrealized gains (losses) on securities, net of tax. The following table sets forth the calculation of InterCept’s comprehensive income for the periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$39	$2,777	$2,159	$10,850
Unrealized loss on securities, net of tax:	4	(11)	(4)	2

Comprehensive income	$43	$2,766	$2,155	$10,852

5.	Acquisitions

Effective April 8, 2002, InterCept acquired substantially all of the assets of Internet Billing Company, Ltd., a Florida limited partnership that provided transaction processing for internet merchants. These assets included shares of several subsidiaries and affiliated companies of Internet Billing Company, Ltd. InterCept paid cash of $104.3 million, net of cash received of $7.7 million. Costs associated with the acquisition totaled approximately $2.7 million. In February 2003, InterCept amended the iBill asset purchase agreement to settle outstanding issues related to escrow and earnout provisions. At the closing of the original agreement on April 8, 2002, InterCept placed a portion of the purchase price in escrow to secure representations and warranties of the former owners. Under the amendment, InterCept received $8.0 million from the escrow, and the former owners received the remaining $2.5 million. Of the $8.0 million received by InterCept, $1.7 million was applied to InterCept’s claim against the former owners of iBill for indemnification related to iBill’s working capital deficit as of the closing date. The remainder of the $8.0 million was credited to goodwill from the iBill acquisition during the first quarter of 2003. In the February 2003 amendment, the former owners also agreed to eliminate the earnout provisions in the purchase agreement. InterCept agreed to indemnify the former owners for any claims resulting from processing-related activities that occurred before April 8, 2002.

On May 24, 2002, InterCept acquired all of the outstanding stock of Electronic Payment Exchange, Inc. (“EPX,” which is now named InterCept Payment Solutions, Inc.), a provider of transaction processing services based in New Castle, Delaware. Under the merger agreement, InterCept issued 1,349,877 shares of its common stock to the stockholders of EPX. In accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations,” InterCept recorded the purchase price at $37.71 per share, representing the average closing price for the three trading days before and after the announcement of the acquisition.

In June 2002, InterCept acquired certain item and remittance processing and statement rendering assets from Affiliated Computer Services, Inc. (“ACS”). The assets include two locations in Woodbury and Utica, New York. Consideration for this purchase was approximately $7.5 million plus certain prepaid items.

6.	Goodwill and Intangibles

InterCept adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Under this statement, InterCept no longer amortizes goodwill but assesses it annually or whenever events or changes in circumstances occur for impairment. Additionally, InterCept no longer recognizes assembled workforce apart from goodwill in accordance with the Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS No. 141”) and has reclassified the cost previously allocated to workforce of $800,000, less accumulated amortization of $300,000 to goodwill. InterCept has also adopted the provisions of SFAS No. 141 and will perform its annual impairment analysis on December 31, 2003 or if circumstances change that would more likely than not reduce the fair value of InterCept’s reporting units below the carrying amounts.

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

Intangible assets as of September 30, 2003 and December 31, 2002 were as follows (in thousands):

	September 30, 2003			December 31, 2002
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Product technology	$12,010	$(3,863)	$8,147	$10,544	$(2,628)	$7,916
Customer relationships	60,453	(12,217)	48,236	60,453	(8,495)	51,958
Marketing agreement	825	(141)	684	825	(110)	715
Patented technology	18,782	(2,770)	16,012	18,745	(1,424)	17,321
Non-compete agreements	1,091	(515)	576	1,091	(335)	756
Domain Names	88	(13)	75	88	(6)	82

	93,249	(19,519)	73,730	91,746	(12,998)	78,748
Nonamortized intangible assets:
Trade names and trademarks	4,693	(23)	4,670	4,693	(23)	4,670

Total intangible assets	$97,942	$(19,542)	$78,400	$96,439	$(13,021)	$83,418

Amortization expense of intangible assets was $2.2 million and $2.5 million for the three months ended September 30, 2003 and 2002, respectively, and $6.6 million and $5.8 million for the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, estimated future annual amortization expense for the next five years of other intangible assets is as follows:

2004	$8,960
2005	$8,781
2006	$8,572
2007	$8,179
2008	$7,816

Goodwill for each segment is as follows:

	Financial Institutions	Merchant Processing	Total
Goodwill	93,999	124,178	218,177
Accum Depreciation	(5,980)	—	(5,980)

Net Goodwill	88,019	124,178	212,197

7.	Long-Term Debt and Capital Lease Obligations

On September 19, 2003, InterCept entered into a three-year $50.0 million credit facility with Bank of America, N.A., which replaced InterCept’s previous credit facility with Wachovia Bank, National Association. In connection with the syndication of the Bank of America facility in early November, the credit facility was amended to increase the amount InterCept can borrow to $60.0 million. Bank of America is the administrative agent for the syndicated facility. Banc of America Securities LLC was the lead arranger and book manager for the syndication. InterCept has paid a total of approximately $1.5 million in fees and expenses related to the facility. InterCept will amortize these fees and expenses over the three year life of the facility. Amounts InterCept borrows under the facility bear interest at LIBOR plus a tiered scale ranging from 225 to 275 basis points, depending on InterCept’s consolidated leverage ratio, as defined in the credit agreement. InterCept is currently paying interest at a rate of 3.87% per annum. InterCept also has the option to pay interest at an alternate rate based on the higher of the Federal Funds rate plus ½% or Bank of America’s published prime rate. InterCept must comply with the financial and other covenants of the credit facility to be able to draw on it, including borrowings to fund its acquisitions. The total amount InterCept may borrow under the facility decreases by $1,250,000 per quarter beginning on December 31, 2003. The amount we may borrow under the facility will also be reduced, beginning with the delivery of financial statements for the fiscal year ending December 31, 2004, by an amount equal to 50% of “Excess Cash Flow” for each fiscal year, up to a maximum reduction of $2,500,000 per year. The reductions described in the preceding two sentences will not, however, decrease the amount we may borrow to less than $35,000,000. This paragraph is only a summary of some the terms of the credit facility, and you should refer to the copy of the credit agreement InterCept has filed with the SEC for more detailed information.

Long-term debt and capital lease obligations at September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
$60.0 million line of credit with Bank of America, interest payable at the LIBOR rate plus applicable margins or at the Prime Rate plus applicable margins as defined (the effective LIBOR rate was approximately 3.8% and the Prime Rate was approximately 5.25% as of September 30, 2003); payable September 19, 2006.	$33,100	$—

$ 50.0 million line of credit with Wachovia Bank, National Association (formerly First Union National Bank), as amended, interest payable at the LIBOR rate plus 2.0% as defined paid in full September 19, 2003.	—	39,350

Note with The Peoples Bank of Winder, interest payable monthly at prime minus .375 paid in full during January 2003.	—	18,221

Note with Wachovia Bank, National Association, interest payable monthly at the LIBOR rate plus applicable margins paid in full January 16, 2003.	—	5,000

Equipment under capital lease with rates ranging from 7.86% to 20.4%
with maturity dates ranging from September 2003 to May 2004.	253	588

Other	—	6

	33,353	63,165
	(5,253)	(23,740)

Less current maturities	$28,100	$39,425

8.	Advances to SLM

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

In light of the market value of the pledged shares and the uncertainties inherent in the two bankruptcy proceedings, InterCept determined that a loss on the SLM loan was probable as of June 30, 2003. Based on the facts known to InterCept, it estimated that loss at $3,500,000. InterCept also determined that it was unlikely to collect approximately $250,000 in indemnification obligations and accounts receivable from SLM. Accordingly, InterCept charged a total of $3,750,000 in the statements of operations for the quarter ended June 30, 2003 in the line item “Other (expense) income, net.” There is a reasonable possibility that InterCept may incur additional losses on the SLM loan in the future as the bankruptcy proceedings progress, and it is also possible that the loss may ultimately prove to be less than the second quarter charge. Because the collateral that secures the loan consists of shares of InterCept stock, there may also be additional expense or income due to the fluctuation of InterCept’s stock price until the SLM situation is resolved. InterCept cannot now estimate whether any further charges will be necessary, and if so, the amount of these charges. Accordingly, in future periods as this situation becomes more certain, InterCept may incur additional charges or receive additional income. As of September 30, 2003, the balance of the note receivable on the balance sheet was $3.7 million.

9.	MCI (formerly WorldCom)

MCI, which is currently subject to federal bankruptcy proceedings, provides various services to InterCept, including frame relay circuits, network and internet backbone, and billing and collection for iBill’s WEB 900 billing service. WEB 900 allows a consumer to make a purchase by dialing a 900 telephone number. The charge for the purchase appears on the consumer’s telephone bill. iBill sends amounts for the purchase to its internet merchant, as it would for any other internet purchase. MCI collects for the charges when the consumer pays its telephone bill, and then remits the amounts collected to ICN Ltd., iBill’s WEB 900 service provider, which then forwards the monies to iBill. During the third quarter of 2002, MCI failed to remit to ICN certain amounts collected from consumers before MCI’s bankruptcy filing, and accordingly ICN was unable to remit those amounts to iBill. As of September 30, 2002, ICN owed iBill approximately $2.1 million for WEB900 services, net of fees owed to ICN of $300,000. Of this $2.1 million, iBill had remitted to its customers approximately $700,000 and had recognized gross profit of approximately $300,000 related to its WEB900 service offering. In addition, iBill deposited $1.4 million with ICN as a reserve against charge-backs. ICN deposited these amounts with MCI for reserves. MCI has notified ICN that it will not refund reserve amounts held on behalf of ICN, and ICN has notified iBill that it will not return iBill’s $1.4 million cash reserve to iBill. As of September 30, 2002, InterCept had reserved a total of $2.4 million against the $1.4 million deposit, the $700,000 that iBill has paid to its merchants, and the $300,000 of gross profits. During the three months ended December 31, 2002, ICN sold the MCI receivable, ICN paid iBill approximately $0.3 million for amounts due from MCI related to May 2002 and InterCept reduced the $2.4 million reserve and expense by this amount. During the three months ended June 30, 2003, ICN paid iBill for additional amounts due from MCI. InterCept’s net recovery was approximately $0.4 million, and as of June 30, 2003, InterCept reduced the reserve to $1.7 million from the $2.1 million reserved as of March 31, 2003. As of September 30, 2003, the balance on the reserve is $1.7 million. InterCept previously provided statement and printing services for MCI. As of September 30, 2003, InterCept has reserved $70,000 for MCI’s failure to pay for these services and is seeking to collect that amount.

10.	Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. InterCept has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.

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

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recognized at fair value at the inception of certain guarantees for the obligations undertaken by the guarantor. FIN 45 also requires additional disclosures for certain guarantee contracts. The disclosure provisions of FIN 45 are effective for financial statements ending after December 15, 2002, while the recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The impact of the recognition and measurement provisions of FIN 45 on its financial statements was not material to the company’s results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance on the identification of variable interest entities, and the assessment of a company’s interests in a variable interest entity to determine whether consolidation is appropriate. FIN 46 requires the consolidation of a variable interest entity by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and is effective for periods beginning after June 15, 2003 for existing variable interest entities. Because InterCept has no material exposures to special purpose entities or other off-balance sheet arrangements, the effects of adopting FIN 46 have not been material to InterCept’s results of operations or financial condition.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The adoption of SFAS 149 did not have a material effect on InterCept’s financial position, results of operations and cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective date of this statement as it relates to consolidated limited-life subsidiaries. The adoption of the effective provisions of SFAS No. 150 did not have a material impact on InterCept’s results of operations or financial position.

In November 2002, the Financial Accounting Standards Board reached a consensus regarding Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF Issue No. 00-21 is effective for contracts entered into on or after July 1, 2003. The adoption of this statement did not have a material effect on our consolidated financial statements.

11.	Commitments and Contingencies

In September 2003, we entered into a $12.0 million leasing arrangement with GE Capital under which we have leased $10.7 million of equipment to be used in our item processing operations for Sovereign Bank. We have used and will continue to use this financing to obtain equipment for the second phase of the Sovereign Bank conversion.

Litigation

Other than as described below, InterCept is not a party to, and none of its material properties is subject to, any material litigation other than routine litigation incidental to its business.

(1) InterCept brought an action on March 15, 2002 against Midwest Payment Systems, Inc. (“MPS”) in the U.S. District Court in the Eastern District of Tennessee seeking a declaration as to the rights and legal relations of InterCept, MPS and the customer banks under the contracts that InterCept and the banks have with MPS and asserting a claim for tortious interference with contractual relations. On April 3, 2002, InterCept and MPS agreed to a consent order pursuant to which MPS agreed to continue to provide services on a month-to-month basis so that InterCept can continue to service its customers who use MPS for ATM/EFT services. Both InterCept and MPS agreed not to solicit the ATM/EFT business of the customer banks until final resolution of the lawsuit, and both companies agreed to limited communications with the customers regarding the lawsuit. MPS has answered InterCept’s complaint and has brought its own claims against InterCept, including tortious interference with contract, breach of contract and breach of fiduciary duty. InterCept believes that MPS’s claims are without merit and intends to defend them vigorously if the lawsuit is not settled. InterCept is presently engaged in settlement discussions with MPS. If settlement efforts are unsuccessful, the case is scheduled to go to trial in March 2004. InterCept cannot evaluate the probability of a favorable or unfavorable outcome, or the amount of any potential loss that InterCept would suffer in the event of an unfavorable outcome.

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

Discovery in the suit has begun. InterCept believes the claims are without merit and will vigorously defend the lawsuit and assert applicable defenses. It is too early in the proceeding to evaluate the probability of a favorable or unfavorable outcome, or the amount of any potential loss that InterCept would suffer in the event of an unfavorable outcome.

(3) InterCept, three of its officers – John W. Collins, G. Lynn Boggs, and Scott R. Meyerhoff

– and a former officer, Garrett M. Bender, were named as defendants in a shareholder class action lawsuit filed in the U.S. District Court for the Northern District of Georgia (Civil Action No. 03-CV0567). The plaintiff sought to represent a class of individuals who purchased InterCept common stock between September 16, 2002 and January 9, 2003. The plaintiff alleged that InterCept and the individual defendants made material misrepresentations and/or omitted to make material disclosures throughout the class period due to their false assurances that the adult entertainment portion of the company’s merchant services business was insignificant and their failure to disclose the impact of the implementation of new Visa regulations in November 2002. The plaintiff alleged violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under Section 10(b), and Section 20(a) of the Exchange Act. Similar actions were filed by multiple plaintiffs, and on May 2, 2003, the plaintiffs filed a motion to consolidate the claims. On June 23, 2003, the court denied the plaintiffs’ motion to consolidate. On July 11, 2003, the plaintiffs filed a new motion for consolidation.

On August 7, 2003, InterCept, Collins, Boggs and Meyerhoff filed motions to dismiss all of the actions, and on August 12, 2003, they filed answers to each of the complaints denying liability and stating affirmative defenses. InterCept believes the claims are without merit and will continue to vigorously defend the lawsuits.

Due to the inherent uncertainties of the litigation process and the judicial system, the company is unable to predict the outcome of such litigation matters. If the outcome of this matter is adverse to the company, it could have a material adverse effect on the company’s business, financial condition and results of operations.

(4) Internet Billing Company (“iBill”) has received notice from the Federal Trade Commission that the FTC is conducting an inquiry to determine whether iBill’s activities comply with the FTC Act. The FTC has requested information since January 1, 1997. InterCept acquired substantially all of the assets of Internet Billing Company, Ltd. on April 8, 2002. iBill is cooperating fully with the FTC in its inquiry. At this early stage, iBill cannot predict the likely outcome of the inquiry or how that outcome may affect its business.

(5) On or about July 17, 2003, a former customer of Internet Billing Company, Trade News Corporation, NV (“Tradenews”) served a demand on iBill for arbitration claiming negligence, intentional misrepresentation, breach of contract, violation of Florida’s Deceptive and Unfair Trade Practices Act, breach of implied covenant, and breach of oral contract. The demand claimed damages in excess of $20,000,000. We believe that the claims made in the demand were totally without merit. We engaged in supervised mediation and settlement discussions with Tradenews, but were not able to settle the case prior to arbitration. The arbitration was held October 21-24, 2003, and we are currently awaiting the decision of the arbitrator. We cannot now determine the probability of a favorable or unfavorable outcome or estimate the amount or range of any potential loss in the event of an unfavorable outcome.

Other Contingencies

(1) Because InterCept is not a bank, it cannot belong to or directly access the Visa and MasterCard credit card associations or the ACH payment network. To provide transaction processing services, InterCept must be designated a certified processor by, and be a member service provider of, MasterCard and be designated as an internet payment services provider of Visa. In cases of fraud or disputes between cardholders and merchants, InterCept faces charge-backs when cardholders dispute items for which they have been billed. Charge-backs may arise from the unauthorized use of the cardholder’s name or bank account information or from a cardholder’s claim that a merchant failed to perform. If a billing dispute between a credit card holder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant, and the purchase price is refunded to the cardholder. If InterCept’s charge-back rate becomes excessive, credit card associations can fine InterCept or terminate InterCept’s ability to accept credit cards for payment. InterCept retains a portion of merchant payouts for a period of six months to cover its potential liability for merchant processing card activities including potential charge-back penalties. InterCept acquired the iBill assets from Internet Billing Company, Ltd. (“Old iBill”) in April 2002. On February 11, 2003, InterCept amended the iBill asset purchase agreement to settle outstanding issues related to the $10.5 million remaining in the purchase price escrow that secured representations and warranties of the former owners, including those related to potential Visa and MasterCard fines for excessive charge-backs. Under the amendment, InterCept received $8.0 million from the escrow, and the former owners of Old iBill received the $2.5 million then remaining in the escrow. In the amendment, the former owners also agreed to eliminate the earnout provisions in the purchase agreement. InterCept agreed to indemnify the former owners for any claims resulting from processing-related activities that occurred before April 8, 2002.

InterCept processes MasterCard and Visa transactions through First Financial Bank and its affiliate, First Data Merchant Services Corporation (together referred to as “First Data”). On March 14, 2003, First Data was notified by MasterCard of an estimated assessment with respect to iBill’s noncompliance with MasterCard’s charge-back rules. First Data notified InterCept that MasterCard has reviewed the historical charge-back percentages for InterCept and Old iBill for the period from January 1, 2001 through February 28, 2003 and has determined that those percentages exceeded MasterCard’s limits. On March 31, 2003, First Data notified InterCept that MasterCard had determined the final amount of the assessment to be $5.85 million. Of the $5.85 million, $3.5 million was recorded as an adjustment of the iBill purchase price, $1.9 million was recorded as an expense for the quarter ended December 31, 2002, and $450,000 was recorded during the first quarter of 2003. For the quarters ended March 31, 2003 and June 30, 2003, InterCept reserved $330,000 and $237,000, respectively, for potential fines. As of March 31, 2003, First Data was holding a reserve of approximately $11.0 million owed to InterCept to cover InterCept’s potential liability for merchant processing card activities, including potential charge-back penalties. During the quarters ended June 30, 2003 and September 30, 2003, First Data deducted from the reserve $5.5 million and $330,000, respectively, of the $5.85 million assessment. The balance in the reserve of $5.3 million as of September 30, 2003 is included in the line item “Other noncurrent assets” in the balance sheet contained in the condensed consolidated financial statements included in this report.

InterCept also faces the possibility of fines from Visa for similar charge-back violations. Before InterCept acquired Old iBill in April 2002, Visa fined Old iBill for excessive charge-backs in the months of August and September of 2001 and January and February of 2002 in the aggregate amount of approximately $4.5 million. Old iBill also exceeded the Visa charge-back allowed rate in March 2002, and iBill exceeded the allowed charge-back rate in November 2002. In addition, Visa may deem iBill to have exceeded its charge-back levels in other months, but Visa has imposed no fines on iBill for excess charge-backs to date. Visa also tracks transactions that issuers report as fraudulent. Visa began imposing penalties for merchants with excessive fraud levels in July 2003. These penalties escalate from $5,000 in the first month to $100,000 in the sixth and subsequent months. Visa notified First Data that iBill had exceeded the fraud parameters for August 2003; however, Visa waived this $5,000 fine based on iBill’s business plan to come into compliance. InterCept has concluded that Visa fines in excess of amounts withheld by InterCept from merchant payouts are not probable, and accordingly, InterCept has not recorded a liability under Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“SFAS 5”) issued by the FASB. InterCept also faces the possibility of fines from Visa and MasterCard for any future charge-back violations if Visa and/or MasterCard decide to impose fines.

(2) In March 2002, MasterCard implemented a rule that requires all banks that submit transactions on behalf of a merchant to have a valid merchant agreement with that merchant. This rule applies whether the card is presented directly to the merchant or to a third-party payment facilitator, such as iBill. As a result, MasterCard has notified iBill’s former and current acquiring banks for MasterCard transactions that iBill has acquired transactions from merchants without the required merchant agreements. Because of this determination, MasterCard has stated that it will impose assessments on the acquiring banks of $2,500 per day, retroactive to the day that the first noncompliant transaction was acquired through iBill. For the quarters ended March 31, 2003 and June 30, 2003, InterCept incurred $225,000 and $10,000, respectively, of expense related to these potential assessments. On April 4, 2003, MasterCard notified iBill’s acquiring bank that MasterCard had accepted iBill’s plan to achieve compliance with MasterCard’s rules and that MasterCard had granted a suspension of the $2,500 per day assessments through August 22, 2003 to give iBill time to achieve full compliance. MasterCard has informed iBill that iBill was in compliance as of August 22.

(3) In June 2003, iBill became aware, and subsequently informed Visa, that it had processed certain transactions for merchants who were not registered with Visa. Visa has assessed iBill $300,000 for these violations. Although iBill recognized it as expense in the second quarter of 2003, iBill may appeal the assessment because it self-reported the violation. Visa retained an independent party to review iBill’s processes to ensure that iBill has procedures in place to prevent additional processing of unregistered merchants in the future. The audit was conducted in October 2003, and iBill is waiting to hear from Visa regarding the results of the audit. If the results are unsatisfactory, Visa could assess additional fines for improper processing.

InterCept cannot predict with certainty whether Visa and MasterCard will fine it for excess charge-backs, merchant violations or other violations of card association rules, and if so, the amounts of those fines. Any fines could materially adversely affect InterCept’s financial condition and result of operations.

Visa has established a monitoring program for its acquiring banks in which Visa compares the number of fraudulent transactions processed through a bank against unpublished thresholds for a given industry. During the third quarter of 2003, Visa notified our acquiring bank that because we had exceeded Visa’s threshold for fraudulent transactions, Visa had imposed fines of $400,000. Because Visa does not publish these industry rates or our rates, we cannot estimate whether a fine will be imposed, or if so, its amount, until Visa notifies us of the fine. We face the possibility of future fines from Visa if we continue to exceed these alert thresholds.

(4) On August 13, 2003, iBill’s acquiring bank for Visa transactions in Europe threatened to close iBill’s account, allegedly due to transactions placed into the Visa system by unauthorized merchants sponsored by iBill. Although iBill has explained to its acquiring bank and to Visa that iBill is not responsible for the transactions and has taken action to terminate the accounts of the merchants in question, the acquiring bank may still suspend iBill’s account, which may effectively terminate iBill’s ability to process Visa transactions in Europe. Those transactions contribute approximately 4-6% of InterCept’s aggregate merchant processing revenues. Although iBill is continuing discussions with the bank and with Visa and intends to pursue all available legal remedies to address this problem, iBill could lose a majority, if not all, of the revenues from its Visa transactions in Europe if its account is suspended.

(5) Under InterCept’s amended and restated articles of incorporation, it has agreed to indemnify its directors for any breach of a duty of care or other duty, to the fullest extent allowed for under the Georgia Business Corporation Code (the “GBCA”). The GBCA also permits a corporation to indemnify officers to the same extent as directors, and, under InterCept’s amended and restated bylaws, InterCept has agreed to indemnify both InterCept’s directors and officers to the fullest extent allowed under the GBCA. In addition, InterCept’s bylaws provide broad indemnification rights to its directors and the officers, employees and agents designated by its directors, with respect to various civil and criminal liabilities and losses which may be incurred by the director, officer, agent or employee under any pending or threatened litigation or other proceedings, except those situations to which indemnification is prohibited under the GBCA. InterCept is also obligated to reimburse directors and other parties for expenses, including legal fees, court costs and expert witness fees, incurred by the person in defending against any liabilities and losses, as long as the person in good faith believes that he or she acted in accordance with the applicable standard of conduct with respect to the underlying accusations giving rise to such liabilities or losses and agrees to repay to InterCept any advances made if it is ultimately determined that the person is not entitled to indemnification by InterCept. InterCept has separate indemnification agreements with each of its directors and certain of its officers, whereby InterCept agrees, among other things, to provide for indemnification and advancement of expenses in a manner and subject to terms and conditions similar to those provided in the articles of incorporation and the bylaws. These agreements may not be invalidated by action of the shareholders. The maximum potential amount of future payments InterCept could be required to make under these indemnification agreements is unlimited. InterCept currently has, however, a directors and officers liability insurance policy that may limit InterCept’s exposure and enable it to recover a portion of any future amounts paid. Because InterCept is not able to estimate the amount of any indemnification obligation and because the insurance policy may cover a portion of any indemnification obligation, InterCept believes the estimated fair value of these indemnification agreements is minimal. Therefore, InterCept has recorded no liabilities for these agreements as of September 30, 2003.

(6) During the third quarter of 2003, InterCept accrued $800,000 in connection with an oral agreement to settle a contract dispute with a customer of our merchant services division. We expect to complete a written agreement memorializing the settlement during the fourth quarter of 2003.

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

Because InterCept has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for InterCept’s stock option plans been determined based on the fair value at the grant date for awards for the three and nine months ended September 30, 2003 and 2002 consistent with the provisions of SFAS 123, InterCept’s pro forma net income would have been as follows (diluted net income per share is not presented as the equivalents are antidilutive):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income
Net income before preferred dividends	$39	$2,777	$2,159	$10,850
Preferred dividends	(21)	—	(21)	—

Net income attributable to common shareholders	18	2,777	2,138	10,850
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(2,494)	$(4,171)	$(7,392)	$(12,513)

Pro-forma	(2,476)	(1,394)	(5,254)	(1,663)

Number of Basic Shares	19,903	19,132	19,805	18,539
Basic (loss) Income Per Share
Net income attributable to common shareholders	0.00	0.15	0.11	0.59
Pro-forma	(0.12)	(0.07)	(0.27)	(0.09)

13. Preferred Stock

On September 16, 2003, InterCept completed the sale of 100,000 shares of Series A preferred stock to the Sprout Group and related entities for $10,000,000. The Series A preferred stock is convertible into InterCept common stock at a fixed price of $13.97 per share at the holder’s option at any time after the earliest of:

•	the date as of which the closing bid price of InterCept’s common stock shall have been equal to or greater than $25 per share for at least 10 consecutive trading days;

•	the fifth anniversary of the issuance date; and

•	five business days prior to a liquidation of the company or the closing of

■	any merger, consolidation, combination, reorganization or other similar transaction, approved by the majority of the board, in which InterCept is not the surviving entity or in which securities of InterCept constituting in excess of 50% of the voting power of InterCept are exchanged for, or changed into, cash, property or securities of another person, or

■	the sale of all or substantially all of InterCept’s assets in a transaction approved by the majority of the board.

Dividends on the Series A preferred stock will accrue and be payable in kind at the rates of 5% per annum through March 31, 2004, 4% per annum from April 1, 2004 through March 31, 2005 and 3% per annum thereafter. Additionally, a majority of the holders of Series A preferred stock must consent to certain actions by InterCept, including but not limited to, an amendment to InterCept’s articles of incorporation, a sale or liquidation of the company, or an issuance of additional shares of InterCept’s capital stock, other than under existing employee benefit plans.

14. Subsequent Event

        InterCept’s Chairman and CEO, John W. Collins, has informed InterCept’s board of directors that he intends to submit an offer to take the company private and has engaged in preliminary discussions with financing sources for this transaction. As a result, the board has established a committee of independent directors, consisting of Jon R. Burke, Boone A. Knox and John D. Schneider, which has retained its own legal counsel and financial advisors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report is composed of five subsections:

•	Overview, where we explain our business segments, how we make money, and how we account for our revenue, among other things;

•	Recent Developments, where we address the following developments and events:

■	our sale of $10 million of Series A preferred stock in September 2003;

■	our new $60 million three-year Bank of America credit facility and $12.0 million in lease financing from GE Capital;

■	our revised guidance for 2003;

■	a possible going private transaction led by our Chairman and Chief Executive Officer, John W. Collins;

■	our agreement with Sovereign Bank to provide item processing and check imaging services and our progress in transitioning those services to us;

■	the default by SLMsoft.com Inc. in paying the $7.2 million owed to us;

■	fines from card associations and assessments levied on us by an acquiring bank; and

■	a threat by iBill’s international acquiring bank to cease processing Visa transactions;

•	Disclosure Regarding Forward-Looking Statements, where we discuss various risks that we face;

•	Results of Operations;

•	Liquidity and Capital Resources; and

•	Critical Accounting Policies and Estimates.

Overview

Our operations are comprised of two business segments: financial institution services and merchant services. In our financial institution services segment, we derive revenues primarily by providing software systems, data processing services and related equipment and services to financial institutions. In our merchant services division, we provide credit card and other merchant processing services to financial institutions and merchants. This Overview section explains how we generate and recognize revenues and also summarizes certain other information that we believe is useful in evaluating our financial statements and performance. Please see the following sections in this Item 2: Recent Developments, for information about recent events and trends in our business and financial condition; and Disclosure Regarding Forward-Looking Statements, for cautions regarding the forward-looking statements we make in this report and an explanation of various risks we face.

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

In our service bureau operations, we generate core data processing revenues from service and processing fees based primarily on the number of accounts we service for our financial institution customers and the number of transactions we process. We recognize these revenues as we perform the services. We also generate revenues from the licensing of our core data processing systems. We recognize revenues for licensing these systems in accordance with Statement of Position 97-2 on “Software Revenue Recognition,” using the residual method prescribed in SOP 98-9 issued by the American Institute of Certified Public Accountants. We recognize software license fees and hardware and installation revenue when we have signed a non-cancelable license agreement, installed the product and satisfied all significant obligations to the customer. We recognize maintenance fees over the term of the maintenance period. We sell some of our software and hardware products through five-year, sales-type lease agreements under which customers make annual installment payments. These annual payments include the initial installation and an ongoing license fee. We recognize revenue attributable to installation fees and the sale of equipment upon installation. License fees are deferred and recognized ratably over the period of the lease.

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

We derive EFT revenues principally from processing ATM and debit card transactions. We receive a base fee for providing our ATM processing services and an additional fee for each additional ATM and network serviced. Once the number of transactions by a financial institution exceeds established levels for that customer, we charge additional fees for these transactions. For some debit card transactions, we receive a portion of the interchange fees generated by our financial institution customers, and we charge a monthly fee if our customers transactions do not meet a specified minimum dollar amount of transactions for a particular month. Most charges under our EFT service agreements are due and paid monthly. During the second quarter of 2002, we began implementation of a new debit card pricing structure, under which we receive a flat fee for each transaction processed. Under the new pricing, we do not receive a portion of the interchange fee for processing debit card transactions. The change to our pricing structure has reduced our per-transaction earnings from debit card processing by approximately $50,000 per month, but it has also materially reduced our exposure to the changes in interchange fees that have been or may be implemented by Visa and MasterCard. See Risk Factors – Risks Related to Financial Institution Services Industry – Our revenues may decrease as a result of legal actions against Visa and MasterCard.”

We generate our data communications management service revenues principally from network management and from equipment configuration services and installation. We charge a regular monthly fee on an ongoing basis for providing telecommunications connectivity and network management. We recognize revenues from data communications management as we perform the services.

We recognize revenues from sales of equipment and complementary products at the time of shipment or, if we are responsible for installation, upon installation of the product. We recognize maintenance and technical support service ratably over the period during which we perform the services.

Merchant Services

In our merchant services segment, we provide payment processing services and merchant portfolio management services. We recognize revenues from merchant processing services as we perform services. Our service offerings allow merchants to accept and process real-time payments for goods and services purchased over the internet using our merchant account in which event revenue recognized is equal to the service fees that we charge to the merchant. This fee is generally based on a percentage of the total transaction amount. Merchants can also establish their own merchant account with our acquiring bank partners and utilize our end-to-end processing solution, which eliminates the need for the merchant to establish multiple relationships with banks, front-end system providers, gateways, and back-end processors. We recognize revenues related to this service offering net of certain costs that we do not control – primarily interchange and other fees charged by credit card associations.

For merchants using our merchant account, we retain a portion of our merchant payouts for a period of six months to cover potential merchant credit losses that can arise as a result of, among other things, disputes between cardholders and merchants or association fines related to charge-back activity. The aggregate withheld amount is sometimes referred to as the “holdback,” and our aggregate liability to refund the holdback is included in the line item “Client payouts” in the balance sheet contained in the condensed consolidated financial statements included in this report. If disputes are not resolved in the merchant’s favor, the transaction is charged back to us and the purchase price is refunded to the merchant’s customer. If we are unable to collect from the merchant, we bear the credit risk for the full amount of the transaction. Our acquiring bank partners also establish and hold reserves for merchant credit losses for merchants using our solution. If transactions are charged back to our banks and our banks are unable to collect from the merchants, we bear the credit risk for amounts in excess of reserves held by the banks. The holdback provides us with funds to address these credit risks. After the six month holdback period expires, we refund the holdback to the merchant. For merchants who continue to use our services, we withhold and refund holdbacks in a rolling process so that as new transactions are processed we withhold a portion as the holdback, while at the same time refunding the holdbacks for which the six month period has expired.

Recurring Revenues and Customer Reimbursements

For the three and nine months ended September 30, 2003, approximately 93% respectively, of our total revenues were recurring revenues. Recurring revenues result from regular monthly, quarterly or annual payments by our customers for ongoing services they use in connection with their businesses and for transaction processing of debit, ATM, credit and ACH transactions that occur under long-term agreements. These revenues do not include conversion or de-conversion fees, initial software license fees, installation fees, hardware sales or similar activities. Because most of our customer contracts require the payment of monthly charges and have original terms of three to five years, we have a high percentage of recurring revenues. Customer reimbursements reflect pass-through items, primarily postage, that we bill to our customers.

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

On December 31, 2002, Certegy, Inc. acquired substantially all of the assets of Netzee for approximately $10.4 million. In January 2003, we received approximately $2.3 million in payment on the line of credit that we jointly provided with John H. Harland Company to Netzee and $473,000 for the purchase of the common stock of Netzee that we owned. As of December 31, 2002, we recorded a one-time charge of $5.4 million related to the sale of Netzee. We received approximately $400,000 during the second quarter of 2003, which is included in “Other Income (expense) net” in the financial statements, from escrow accounts established at the time of closing, and we may receive a significantly smaller additional payout.

2002 Acquisitions

As of April 8, 2002, we acquired substantially all of the assets of Internet Billing Company, Ltd., a Ft. Lauderdale-based provider of transaction processing for Web merchants. We paid cash of $104.3 million, net of cash received of $7.7 million. Costs associated with the acquisition totaled approximately $2.7 million. In February 2003, the iBill asset purchase agreement was amended to settle outstanding issues related to escrow and earnout provisions. At the closing of the original agreement on April 8, 2002, we placed a portion of the purchase price in escrow to secure representations and warranties of the former owners. Under the amendment, we received $8.0 million from the escrow, and the former owners received the remaining $2.5 million. Of the $8.0 million we received, we applied $1.7 million to our claim against the former owners of iBill for indemnification related to iBill’s working capital deficit as of the closing date. We credited the remainder of the $8.0 million to goodwill from the iBill acquisition during the first quarter of 2003. In the February 2003 amendment, the former owners also agreed to eliminate the earnout provisions in the purchase agreement. We agreed to indemnify the former owners for any claims resulting from processing-related activities that occurred beforeApril 8, 2002.

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

Recent Developments

Sale of $10 Million of Series A Preferred Stock

On September 16, 2003, InterCept completed the sale of 100,000 shares of Series A preferred stock to the Sprout Group and related entities for $10,000,000. The Series A preferred stock is convertible into InterCept common stock at a fixed price of $13.97 per share at the holder’s option at any time after the earliest of:

•	the date as of which the closing bid price of our common stock shall have been equal to or greater than $25 per share for at least 10 consecutive trading days;

•	the fifth anniversary of the issuance date; and

•	five business days prior to a liquidation of the company or the closing of

■	any merger, consolidation, combination, reorganization or other similar transaction, approved by the majority of the board, in which InterCept is not the surviving entity or in which securities of InterCept constituting in excess of 50% of the voting power of InterCept are exchanged for, or changed into, cash, property or securities of another person, or

■	the sale of all or substantially all of InterCept’s assets in a transaction approved by the majority of the board.

Dividends on the Series A preferred stock will accrue and be payable in kind at the rates of 5% per annum through March 31, 2004, 4% per annum from April 1, 2004 through March 31, 2005 and 3% per annum thereafter. Additionally, a majority of the holders of Series A preferred stock must consent to certain actions by InterCept, including but not limited to, an amendment to InterCept’s articles of incorporation, a sale or liquidation of the company, or an issuance of additional shares of InterCept’s capital stock, other than under existing employee benefit plans. This is only a summary of the terms of the Series A preferred stock, and you should refer to the exhibits related to the transaction that we have filed with the SEC for more detailed information.

Bob Finzi, a general partner of Sprout Group, was to be installed as a director at a board meeting in late October. Mr. Finzi has deferred any decision to become a member of our board. He will continue to attend board meetings as an observer and may become a director at a later date.

New Three-year Credit Facility and Lease Financing

On September 19, 2003, we entered into a three-year $50.0 million credit facility with Bank of America, N.A., which replaced our previous credit facility with Wachovia Bank, National Association. In connection with the syndication of the Bank of America facility in early November, the credit facility was amended to increase the amount we can borrow to $60.0 million. Bank of America is the administrative agent for the syndicated facility. Banc of America Securities LLC was the lead arranger and book manager for the syndication. We have paid a total of approximately $1.5 million in fees and expenses related to the facility. We will amortize these fees and expenses over the three year life of the facility. Amounts we borrow under the facility bear interest at LIBOR plus a tiered scale ranging from 225 to 275 basis points, depending on our consolidated leverage ratio, as defined in the credit agreement. We are currently paying interest at a rate of 3.87% per annum. We also have the option to pay interest at an alternate rate based on the higher of the Federal Funds rate plus ½% or Bank of America’s published prime rate. We must comply with the financial and other covenants of the credit facility to be able to draw on it, including borrowings to fund our acquisitions. The total amount we may borrow under the facility decreases by $1,250,000 per quarter beginning on December 31, 2003. The amount we may borrow under the facility will also be reduced, beginning with the delivery of financial statements for the fiscal year ending December 31, 2004, by an amount equal to 50% of “Excess Cash Flow” for each fiscal year, up to a maximum reduction of $2,500,000 per year. The reductions described in the preceding two sentences will not, however, decrease the amount we may borrow to less than $35,000,000. This paragraph is only a summary of some the terms of the credit facility, and you should refer to the copy of the credit agreement we have filed with the SEC for more detailed information.

Separately, also in September 2003, we entered into a $12.0 million leasing arrangement with GE Capital under which we have leased $10.7 million of equipment to be used in our item processing operations for Sovereign Bank. Our monthly payments under this lease are approximately $250,000. We have used and may continue to use this financing to obtain equipment for the second phase of the Sovereign Bank conversion.

Revised Guidance for 2003

We previously announced in August 2003 that we expected our 2003 earnings per share to be in the range of $0.63 to $0.68, excluding $3.8 million of non- recurring items related to SLM, a $780,000 assessment for non-compliance with association charge-back guidelines and $685,000 in severance payments related to our merchant processing unit. On a GAAP basis, the expected 2003 earnings per share were in the range of $0.46 to $0.51. On October 30, 2003, we announced that we now expect that our 2003 earnings per share will be in the range of $0.34 to $0.42, excluding the items noted above. On a GAAP basis, we now expect that our 2003 earnings per share will be in the range of $0.17 to $0.25. We believe that presentation of non-GAAP financial measures in the press release and in this report provides useful information to investors regarding our financial condition and results of operations because it permits investors to better understand our core business without the effects of (a) unusual items and (b) a cash payment that is covered by escrow proceeds we received in February and by merchant processing reserves established for that purpose.

The expected earnings shortfall is due to operational cost overruns and conversion delays in our financial institutions division. The shortfall is also due to customer attrition, contract settlement costs and association charges in our merchant processing division.

In our financial institution division, we experienced greater than expected conversion costs in Sovereign Bank’s item processing in the third quarter and anticipate additional conversion delays in the fourth quarter. We continue to expect that the Sovereign operations will be fully converted before the end of 2003, but the conversion costs and additional delays will have resulted in a shortfall of $0.6 million.

We experienced difficulties in combining two of our item processing centers, which resulted in expense overruns and a loss of expected savings from the combination of these two centers. These issues caused a shortfall in earnings expectations of approximately $1.2 million in the third quarter, and we expect an additional shortfall of $0.6 million in the fourth quarter.

Merchant services results were below expectations due to an $0.8 million charge arising from a contract dispute, $0.4 million related to association charges and a $1.0 million shortfall due to customer attrition. Because of our efforts to bring our iBill operations into compliance with card association rules, we have terminated a number of adult entertainment merchants. Although we have made steady progress in growing the mainstream segment of the iBill portion of our merchant services division, the overall loss of customers has resulted in a decline in merchant service revenues from $17.4 million in the first quarter of 2003 to $14.6 million in the third quarter of 2003. Our merchant services revenues have increased slightly since September 2003, but we may not be able to sustain this trend. We may continue to suffer customer attrition as we discontinue providing services to problem merchants in our efforts to comply with existing and new card association rules.

The revised guidance given above and the related expectations for the fourth quarter of 2003 and 2004 are forward-looking statements within the meaning of the securities laws that are based on current expectations, assumptions, estimates, and projections about InterCept and our industry. This forward-looking statements are not a guarantee of future performance and are subject to risks and uncertainties, many of which are outside of our control, that may cause actual earnings per share for 2003 to differ materially from the guidance provided. These risks and uncertainties include:

■	whether we can convert Sovereign Bank to our item processing and check imaging centers in the time frames we expect;

■	the effects of the recent MasterCard and Visa settlement;

■	how and when the SLM loan situation will ultimately be resolved and the timing and amount of any charges related to that loan;

■	the possible inaccuracy of our estimates of the costs to defend and pursue litigation; and

■	whether we can:

■	meet our budget goals;

■	continue to sustain our current internal growth rate or our total growth rate;

■	successfully integrate acquisitions of assets and businesses and other operations we may acquire;

■	continue to provide enhanced and new products and services that appeal to our financial institution and merchant customers;

■	continue to have access to the debt and equity capital we need to sustain our growth; and

■	achieve our sales objectives.

Other risks related to our merchant services division include:

■	whether we can make changes to iBill’s business without suffering a further decline in its operating performance;

■	the possibility that, notwithstanding these changes, credit card companies may fine us again for excessive credit card charge-backs or other issues arising out of our merchant services operations;

■	the possibility that the termination of customers or other changes in our merchant services business could affect its value and result in the impairment of that asset or other intangible assets, which would require us to record an impairment charge in our statement of operations; and

■	the possibility that we may have to sell all or a portion of the division, further restructure the division, or suspend the operations of all or a portion of the division.

For a more detailed analysis of these and other risks and uncertainties that we face, please see Disclosure Regarding Forward-Looking Statements below.

Possible Going Private Transaction Announced by John Collins, Our CEO

Our Chairman and CEO, John W. Collins, has informed our board of directors that he intends to submit an offer to take the company private and has engaged in preliminary discussions with financing sources for this transaction. As a result, the board has established a committee of independent directors, consisting of Jon R. Burke, Boone A. Knox and John D. Schneider, which has retained its own legal counsel and financial advisors.

Sovereign Bank Update

In January 2003, we executed a definitive agreement with Sovereign Bank for item processing and check imaging services. Sovereign is a $41 billion financial institution headquartered in Pennsylvania with approximately 530 community banking offices in New England and the Mid-Atlantic states. To accommodate Sovereign’s item and check processing needs, we have opened all four of our previously announced four new check image processing centers and significantly expanded two other centers, and to date have hired 225 new employees with plans to hire approximately 30 more employees by year-end. We began transitioning Sovereign Bank’s item and check processing services to us on July 25, 2003 and have completed the transition of 255 of Sovereign’s community banking offices located in the New England area. Sovereign is now our largest customer. We anticipate that we will recognize more than $120 million in total revenue over the 6 year term of the agreement with Sovereign. We issued 375,000 shares of our common stock to Sovereign upon execution of the letter of intent in October 2002 for us to provide Sovereign with item processing and check imaging services, and the value of the shares will be amortized over the term of the processing agreement.

As noted above, we experienced greater than expected conversion costs in Sovereign Bank’s item processing in the third quarter and anticipate additional conversion delays in the fourth quarter. We continue to expect that the conversion of the Sovereign operations community banking offices to our check image processing services will be completed before the end of 2003. We expect most of the quarter-over-quarter revenue increase from the Sovereign contract to occur in the fourth quarter of 2003.

Default by SLMsoft.com Inc.

On December 3, 2001, we entered into a loan agreement with SLMSoft.com Inc., an Ontario corporation (“SLM Canada”), and SLMSoft.com Inc., a Kansas corporation, (“SLM Kansas,” and together with SLM Canada, “SLM”). Under the loan agreement, we loaned SLM $7.0 million in exchange for cash and settlement of indemnification obligations that SLM owed to us. The loan was secured by the pledge of shares of InterCept stock. The SLM loan agreement was amended on September 30, 2002. Under the amended loan agreement, borrowings bear interest at prime plus 2%. Interest was payable on January 2, 2003 for all interest accrued through that date, and SLM sold 30,000 of the pledged shares in January 2003, which generated $551,000 used to pay off the accrued interest and a small portion of the principal. During the second quarter of 2003, SLM Kansas filed in Kansas for protection under the U.S. bankruptcy laws, and SLM Canada became the subject of bankruptcy proceedings in Ontario, Canada. The loan matured on June 30, 2003, has not been repaid, and is secured by 371,636 shares of InterCept common stock. As of September 30, 2003, the balance on the balance sheet was $3.7 million.

In light of the current market value of the pledged shares and the uncertainties inherent in the two bankruptcy proceedings, we determined that a loss on the SLM loan was probable as of June 30, 2003. Based on the facts now known to us, we estimated that loss at $3,500,000. We also determined that we are unlikely to collect approximately $250,000 in indemnification obligations and accounts receivable from SLM. Accordingly, we charged a total of $3,750,000 in the statements of operations for the quarter ended June 30, 2003 in the line item “Other (expense) income (loss), net.” There is a reasonable possibility that we may incur additional losses on the SLM loan in the future as the bankruptcy proceedings progress, and it is also possible that the loss may ultimately prove to be less than our second quarter charge. Because the collateral that secures the loan consists of shares of InterCept stock, there may also be additional expense or income due to the fluctuation of InterCept’s stock price until the SLM situation is resolved. We cannot now estimate whether any further charges will be necessary, and if so, its amount. Accordingly, in future periods as this situation becomes more certain, we may incur additional charges or receive additional income. We did not incur additional charges or receive additional income during the quarter ended September 30, 2003.

Fines from Card Associations

Because we are not a bank, we cannot belong to or directly access the Visa and MasterCard credit card associations or the ACH payment network. To provide transaction services, we must be designated a certified processor by, and be a member service provider of, MasterCard and be designated as an internet payment services provider of Visa. In cases of fraud or disputes between cardholders and merchants, we face charge-backs when cardholders dispute items for which they have been billed. Charge-backs may arise from the unauthorized use of the cardholder’s name or bank account information or from a cardholder’s claim that a merchant failed to perform. If a billing dispute between a card holder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant, and the purchase price is refunded to the cardholder. If our charge-back rate becomes excessive, credit card associations can fine us or terminate our ability to accept credit cards for payment. We delay a portion of merchant payouts to cover our potential liability for merchant processing card activities including potential charge-back penalties.

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

We process MasterCard and Visa transactions through First Data. On March 14, 2003, MasterCard notified First Data of an estimated assessment with respect to iBill’s noncompliance with MasterCard’s charge-back rules. First Data notified us that MasterCard has reviewed the historical charge-back percentages for InterCept and Old iBill for the period from January 1, 2001 through February 28, 2003 and has determined that those percentages exceeded MasterCard’s limits. On March 31, 2003, First Data notified us that MasterCard had determined the final amount of the assessment to be $5.85 million. Of the $5.85 million, $3.5 million was recorded as an adjustment of the iBill purchase price, $1.9 million was recorded as an expense for the quarter ended December 31, 2002 and $450,000 was recorded during the first quarter of 2003. For the quarters ended March 31, 2003 and June 30, 2003 we reserved $330,000 and $237,000, respectively, for potential fines. As of March 31, 2003, First Data was holding a reserve of approximately $11.0 million owed to us to cover our potential liability for merchant processing card activities, including potential charge-back penalties. During the quarters ended June 30, 2003 and September 30, 2003, First Data deducted from the reserve $5.5 million and $330,000 respectively, of the $5.85 million assessment. The balance in the First Data reserve of $5.3 million as of September 30, 2003 is included in the line item “Other noncurrent assets” and the remaining $300,000 is included in the line item “Inventory and other” in the balance sheet contained in the condensed consolidated financial statements included in this report.

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

In March 2002, MasterCard implemented a rule that requires all banks that submit transactions on behalf of a merchant to have a valid merchant agreement with that merchant. This rule applies whether the card is presented directly to the merchant or to a third-party payment facilitator, such as iBill. MasterCard has notified iBill’s former and current acquiring banks for MasterCard transactions that iBill has acquired transactions from merchants without the required merchant agreements. Because of this determination, MasterCard has stated that it will impose assessments on the acquiring banks of $2,500 per day, retroactive to the day that the first noncompliant transaction was acquired through iBill. For the quarters ended March 31, 2003 and June 30, 2003, InterCept incurred $225,000 and $10,000, respectively, of expense related to these potential assessments. On April 4, 2003, MasterCard notified iBill’s acquiring bank that MasterCard had accepted iBill’s plan to achieve compliance with MasterCard’s rules and that MasterCard had granted a suspension of the $2,500 per day assessments through August 22, 2003 to give iBill time to achieve full compliance. MasterCard has informed iBill that iBill was in compliance as of August 22.

In June 2003, iBill became aware, and subsequently informed Visa, that it had processed certain transactions for merchants who were not registered with Visa. Visa has assessed iBill $300,000 for these violations. iBill paid the assessment and we recognized it as an expense in the second quarter of 2003, but iBill may appeal the assessment because it self-reported the violation. Visa retained an independent party to review iBill’s processes to ensure that iBill has procedures in place to prevent additional processing of unregistered merchants in the future. The audit was conducted in October, and iBill is waiting to hear from Visa regarding the results of the audit. If the results are unsatisfactory, Visa could assess additional fines for improper processing.

We cannot predict with certainty whether Visa and MasterCard will fine us and if so, the amounts of those fines. Any fines could materially adversely affect our financial condition and result of operations.

Association Charges from an Acquiring Bank

Visa has established a monitoring program for its acquiring banks in which Visa compares the number of fraudulent transactions processed through a bank against unpublished thresholds for a given industry. During the third quarter of 2003, Visa notified our acquiring bank that because the bin in which we process merchant transactions had exceeded Visa’s threshold for fraudulent transactions, Visa had imposed fines of $400,000. The bank in turn assessed us that amount. Because Visa does not publish these industry rates or our rates, we cannot estimate whether a fine will be imposed, or if so, its amount, until Visa notifies us of the fine. We face the possibility of future fines from Visa if we continue to exceed these alert thresholds.

Threat by International Acquiring Bank to Cease Processing Visa Transactions for iBill

On August 13, 2003, our acquiring bank for Visa transactions in Europe threatened to close our account, allegedly due to transactions placed into the Visa system by unauthorized merchants sponsored by iBill. Although we have explained to our acquiring bank and to Visa that iBill is not responsible for the transactions and have taken action to terminate the accounts of the merchants in question, our acquiring bank may still suspend our account, which may effectively terminate our ability to process Visa transactions in Europe. Those transactions contribute approximately 4-6% of our aggregate merchant processing revenues. Although we are continuing discussions with the bank and with Visa and intend to pursue all available legal remedies to address this problem, we could lose a majority, if not all, of the revenues from our Visa transactions in Europe if our account is suspended.

Contract Settlement

During the third quarter of 2003, we accrued $800,000 in connection with an oral agreement to settle a contract dispute with a customer of our merchant services division. We expect to complete a written agreement memorializing the settlement during the fourth quarter of 2003.

Disclosure Regarding Forward-Looking Statements

We make forward-looking statements throughout this Item 2 and elsewhere in this report. These statements are subject to risks and uncertainties, and we can provide no assurances that they will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “believe,” “expect,” “anticipate,” “predict,” “project,” “potential,” “seek,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “pro forma,” “estimate,” “goal,” “strive” and similar expressions, we are making forward-looking statements. Forward-looking statements include the matters discussed in Recent Developments above and our expectations regarding our liquidity and capital resources and our critical accounting policies and estimates as explained below. We believe that the expectations reflected in our forward-looking statements are reasonable, but we cannot be sure that we will actually achieve these expectations. Projections or estimates of our future performance are necessarily subject to a high degree of uncertainty and may vary materially from actual results. In evaluating forward-looking statements, please carefully consider the various factors discussed below.

Risks Related to Our Operations

Our growth could strain our managerial, operational and financial resources, and our failure to manage our growth could cause our business to suffer.

Our internal growth and acquisitions since our initial public offering in June 1998 have placed great demands on our business, particularly our managerial, operational and financial personnel and systems. For example, we have grown from approximately 170 employees on March 31, 1998 to approximately 2,000 employees on September 30, 2003. Additional internal growth and acquisitions may further strain our resources. We can provide no assurances that our systems, procedures, controls and existing facilities will be adequate to support the expansion of our operations, while maintaining adequate levels of customer service and satisfaction. Our future operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. Our failure to respond to and manage changing business conditions as we expand could diminish the quality of our products and services, result in the loss of customers and weaken our operating results.

The failure to sustain our current growth rates or to achieve expected growth rates could adversely affect the price of our common stock.

We have experienced significant growth since our inception. Our revenues have increased from $33.3 million in 1998 to $226.7 million for 2002. This revenue growth has resulted from both internal growth of our business and through acquisitions we have completed. Our overall growth rate declined in the fourth quarter of 2002, and we failed to achieve growth rates expected by stock market analysts. In addition, our revenues in our merchant services division have been contracting since the fourth quarter of 2002. As a result of these and other factors, our stock price has declined substantially. Either our internal growth rate or our total growth rate, or both, may again decline in the future due to factors within or beyond our control. Revenues in our merchant services division may continue to decline. Our failure to sustain our growth rates, or achieve growth rates expected by stock market analysts, could again have a material adverse impact on the trading price of our common stock.

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

SLM Kansas and SLM Canada together owe us approximately $7.2 million, secured by 371,636 shares of InterCept common stock. Both of the SLM entities are the subject of bankruptcy proceedings. The loan matured on June 30, 2003 and has not been repaid. We have also determined that we are unlikely to collect approximately $250,000 in indemnification obligations and accounts receivable from SLM. In light of the market value of the pledged shares and the uncertainties inherent in the two bankruptcy proceedings, we determined that a loss on the SLM loan and other SLM obligations was probable as of June 30, 2003, and based on the facts known to us, we estimated that loss at $3,750,000 and incurred a charge of that amount in the statements of operations for the quarter ended June 30, 2003. There is a reasonable possibility that we may incur additional losses on the SLM loan in the future as the bankruptcy proceedings progress.

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

Our credit facility with Bank of America restricts our ability to complete acquisitions without the bank’s consent.

We must comply with the financial and other covenants of the credit facility with Bank of America to be able to draw on our credit facility to fund our acquisitions. If we are unable to borrow funds under our credit line, we may be unable to make acquisitions that could be helpful to our business.

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

In addition, in our merchant services operations, we rely on several key employees for software programming and other information technology issues. In the event that any of these employees leave the company for any reason or otherwise refuse to perform their duties, we could experience problems in our merchant services operations, which may result in a loss of revenue or customers.

If our processing centers or communications network suffers a systems failure or interruption, we may face customer service issues and be liable for damage suffered by our customers.

Our operations depend upon our ability to protect our processing centers, network infrastructure and equipment. Damage to our systems or equipment or those of third parties that we use may be caused by natural disasters, human error, power and telecommunications failures, intentional acts of vandalism and similar events. Although we do have data and item processing centers in several locations that serve as back-ups for each other. Interruption in our processing or communications services could delay transfers of our customers’ data, or damage or destroy the data. Sudden increases in ATM usage or debit card activity could result in slow response times in our network. Any of these occurrences could result in lawsuits or loss of customers and may also harm our reputation.

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

MCI, Inc. provides various services to us, including frame relay circuits, network and internet backbone and collection for WEB 900 billing. If MCI’s services are interrupted for any reason, including its bankruptcy, we could experience a disruption in the services that we provide to our customers. Any interruption of services by MCI could force us to seek other vendors to provide these services, which could increase our costs, result in delays or disruptions in our own services or make it difficult or impossible to provide the services if we cannot engage another vendor. During the third quarter of 2002, iBill’s WEB 900 service provider, ICN Ltd., withheld certain amounts from iBill because MCI did not send the monies to ICN. InterCept reserved $2.4 million, which represents deposits held for WEB 900 billing, amounts that iBill has paid to its merchants but not received from ICN, and related gross profits. During the fourth quarter of 2002, ICN sold its receivables to a third party and paid us $288,000 related to May 2002. During the second quarter of 2003, we received an additional $0.4 million, and as of September 30, 2003, the reserve balance is $1.7 million. We have fully reserved for the account receivable and are seeking to recover the remaining $1.7 million owed as of September 30, 2003, but we can offer no assurances that these efforts will be successful.

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

Fluctuations in our operating results have negatively affected the trading price of our common stock and may do so again.

Our operating results have varied in the past and may fluctuate significantly in the future because of many factors. These factors include:

•	the possible negative impact of implementing our growth and acquisition strategies, including accounting charges and other expenses associated with our acquisitions;

•	the loss of customers or strategic relationships;

•	competition and pricing pressures;

•	a reduction in recurring revenues as a percentage of total revenues;

•	increases in operating expenses due to launches of new products and services and sales and marketing efforts;

•	unanticipated increases in operating expenses due to obtaining new customers and transitioning them to our services;

•	our inability to accurately forecast legal expenses;

•	changes in interchange and transaction fees of MasterCard and Visa; and

•	fines from non-compliance with MasterCard and Visa regulations.

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

A former employee owes us $2.7 million under a defaulted promissory note, and we may not collect part or all of the amount owed.

In connection with our acquisition of EPX, we made a loan of $2.5 million to an officer and shareholder of EPX who became our employee and shareholder. The loan accrues interest monthly at prime plus 1%. At September 30, 2003, the balance on the note was $2.7 million, including accrued interest of $200,000. The note matured on December 31, 2002 and is now in default. Although the employee owns 968,878 shares of our common stock worth approximately $10.8 million at the November 13 closing price of $11.15 per share, those shares are not pledged to secure the note. We face the risk that we will be unable to collect all or part of the amount owed under the note.

We may become engaged in litigation with former EPX stockholders.

Former stockholders of EPX have threatened to file a lawsuit against us alleging a breach of the May 2002 merger agreement and misrepresentation. We deny those allegations and believe that we have significant counterclaims against the stockholders, with whom we are in settlement discussions. If those discussions do not result in a settlement, we will vigorously defend any lawsuit that the stockholders may file, and we will pursue our own claims against the stockholders. At present, we do not know if the settlement discussions will be successful, and we are unable to predict the outcome of any litigation that may occur.

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

Our management has developed a business plan for our merchant services division, and we have significantly restructured that division. If our business plan for that division does not prove to be successful, we may have to pursue other alternatives for it. Those alternatives may include the sale of all or a portion of the division, the further restructuring of the division, or the suspension of all or a portion of the operations of the division. The occurrence of any of these events could result in a loss of substantial revenue and customers, and we may be required to incur a significant impairment charge to write down the value of the assets used in the division. In addition, any event of that nature could harm our business reputation and relationships with our financial institution customers and prospects.

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

If we are unable to maintain a relationship with a foreign bank to sponsor our international transactions, we could lose all revenues from our Visa transactions in Europe

iBill is not able to acquire Visa transactions on behalf of foreign sponsored merchants unless the transactions are from an acquiring bank within the sponsored merchant’s region. On August 13, 2003, iBill’s foreign acquiring bank for Visa transactions in Europe threatened to close iBill’s account, allegedly due to transactions placed into the Visa system by unauthorized merchants sponsored by iBill. Although iBill has explained to its acquiring bank and to Visa that iBill is not responsible for the transactions and has taken action to terminate the accounts of the merchants in question, the acquiring bank may still suspend iBill’s account, which may effectively terminate iBill’s ability to process Visa transactions in Europe. Those transactions contribute approximately 4-6% of iBill’s aggregate merchant processing revenues. Although iBill is continuing discussions with the bank and with Visa and intends to pursue all available legal remedies to address this problem, iBill could lose a majority, if not all, of the revenues from its Visa transactions in Europe if its account is suspended.

If our charge-back rate is excessive, credit card associations can fine us or terminate our ability to accept credit cards for payment.

In cases of fraud or disputes between cardholders and merchants, we face charge-backs when cardholders dispute items for which they have been billed. Charge-backs may arise from the unauthorized use of the cardholder’s name or bank account information or from a cardholder’s claim that a merchant failed to perform. If a billing dispute between a card holder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant, and the purchase price is refunded to the cardholder. If our charge-back rate becomes excessive, credit card associations can fine us or terminate our ability to accept credit cards for payment. If we are prohibited from accepting credit cards for payment, our ability to compete could be impaired and our business would suffer.

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

Visa recently announced revisions to its charge-back monitoring program that are designed to reduce the impact of charge-backs on the Visa payment system. The new rules heighten the scrutiny on problematic merchants and place greater responsibility on acquirers like iBill to deal appropriately with merchants that have excessive levels of charge-backs. Effective October 1, 2003, Visa reduced the charge-back threshold from 2.5% to 1.0% for Visa USA transactions, and effective January 1, 2004, the charge-back threshold will drop from 2.5% to 2.0% for Visa International transactions. Merchants that exceed a these charge-back thresholds become subject to Visa’s charge-back monitoring program. This monitoring program results in greater scrutiny of transactions, potential fines and possible suspension from the Visa payments system. In addition, Visa has issued a detailed program that specifies the responsibilities of the acquirer and the fees and actions required when a merchant is placed into the charge-back monitoring program. We have taken measures to reduce the charge-backs of the merchants we sponsor, including the termination of some problematic merchants. However, implementation of the new rules by Visa will require us to further reduce the charge-back activity of our sponsored merchants. If any of our merchants do not meet the new Visa thresholds, Visa could impose fees and take further action, including termination of the merchant. Any such fines or termination could negatively affect our results of operations.

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

We also have potential liability for losses caused by fraudulent credit card transactions by customers. Card fraud occurs when a merchant’s customer uses a stolen card, or a stolen card number in a card-not-present transaction, to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In most cases, in a fraudulent card-not-present transaction, even if the merchant receives authorization for the transaction, the merchant is liable for any loss arising from the transaction. Many of the merchants that we serve transact all or a substantial percentage of their sales over the internet. Because their sales are card-not-present transactions, these merchants are more vulnerable to customer fraud than traditional brick and mortar merchants, which in turn exposes us to greater risks to this type of fraud.

Changes in card association fees, products or practices could increase our costs or otherwise limit our operations.

In March 2002, MasterCard implemented a rule that requires all banks that submit transactions on behalf of a merchant to have a valid merchant agreement with that merchant. This rule applies whether the card is presented directly to the merchant or to a third-party payment facilitator, such as iBill. MasterCard has notified iBill’s former and current acquiring banks for MasterCard transactions that iBill has acquired transactions from merchants without the required merchant agreements. Because of this determination, MasterCard has stated that it will impose assessments on the acquiring banks of $2,500 per day, retroactive to the day that the first noncompliant transaction was acquired through iBill. The total amount of this fine through April 4, 2003 is approximately $540,000, which we have recorded in the financial statements included in this report. On April 4, 2003, MasterCard notified iBill’s acquiring bank that MasterCard had accepted iBill’s plan to achieve compliance with MasterCard’s rules and that MasterCard had granted a suspension of the $2,500 per day assessments through August 22, 2003 to give iBill time to achieve full compliance. MasterCard has informed iBill that iBill was in compliance as of August 22.

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

Unless and until Congress renews a moratorium that expired on November 1, 2003, state and local governments will be permitted to levy additional taxes on internet access and electronic commerce transactions, which could adversely affect our business.

In 1998, the federal government imposed a three-year moratorium on state and local governments from imposing new taxes on internet access or electronic commerce transactions. This moratorium expired on November 1, 2003, and Congress is currently considering whether to renew it. If the moratorium is not renewed, state and local governments may levy additional taxes on internet access and electronic commerce transactions. An increase in applicable taxes may make electronic commerce transactions less attractive for merchants and businesses, which could result in a decrease in the volume of transactions we process and reduce our revenues. Additionally, if a tax is levied against the merchants or service providers we serve, they may attempt to pass this additional cost along to us, thereby decreasing our revenues.

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

We generate revenue from interchange fees, which are the interbank fees paid by merchants when they accept credit and debit cards. Visa and MasterCard set the interchange rates. Visa and MasterCard have been sued by the Department of Justice, or DOJ, for alleged violation of the Federal antitrust laws arising out of their respective functionally identical policies of (a) not allowing members in the respective organization to issue cards participating in the other organization’s system, and (b) prohibiting their members from issuing cards in competing systems other than Visa or MasterCard, the largest owner/member of Visa and MasterCard. The potential impact of this litigation on us depends upon whether or not the DOJ is successful, and if it is successful, the relief ordered by the court.

As a result of the settlement of a class action case brought by Wal-Mart and other merchants, Visa and MasterCard have announced new interchange rates for debit transactions that are approximately 33% lower than previous interchange rates. We have converted 85% of our customers to a new pricing structure, under which we receive a flat fee for each transaction. Until all of our customers are converted to flat fee pricing the revenues that we continue to derive from interchange fees may be reduced by changes in interchange rates for debit transactions.

Financial institutions are subject to industry consolidation, and we may lose customers with little notice.

The banking industry is prone to consolidations that result from mergers and acquisitions. Other financial institutions that do not use our products and services may acquire our existing customers and then convert them to competing products and services. Although we have included in most of our contracts a charge for early termination of the contract without cause, these charges would be insufficient to replace the recurring revenues that we would have received if the financial institution had continued as a customer.

We face risks in connection with our contract with Sovereign Bank.

In January 2003, we executed a definitive agreement with Sovereign Bank to provide Sovereign with item processing and check imaging services. Sovereign is now our largest customer. To accommodate the Sovereign business, we have incurred and will continue to incur substantial costs to open four new item processing centers, expand two existing centers and add approximately 250 new employees. We experienced greater than expected conversion costs in Sovereign Bank’s item processing in the third quarter of 2003 and anticipate additional conversion delays in the fourth quarter.

Sovereign can terminate the agreement at any time, including upon its acquisition or for convenience and in that event would be required to pay us liquidated damages. Although the amount of those damages would be significant, they may not compensate us adequately for the loss of the business. Sovereign is currently the subject of speculation in the financial press regarding its acquisition by a larger financial institution. Sovereign also has the ability to terminate the agreement without paying liquidated damages for various events of default that include Sovereign’s reasonable belief that its prospects of receiving services from us are materially impaired due to the occurrence of a material adverse change, as defined in the agreement. Depending on when a termination of the Sovereign agreement occurred, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Our ATM network operations are subject to federal regulations governing consumers’ rights. Fees charged by ATM owners are currently regulated in several states, and legislation regulating ATM fees has been proposed in several other states. Additional legislation may be proposed and enacted in the future, or existing consumer protection laws may be expanded to apply to ATM fees. If the number of ATMs decreases as a result of such legislation, our EFT revenues may decline. Furthermore, we are subject to the regulations and policies of various ATM and debit card associations and networks. If we lost our privileges to provide transaction processing services across these networks, our revenues from ATM and debit card transaction processing would decrease significantly.

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

Our stock price has declined significantly, although it has rebounded somewhat, from its low in March 2003. As a result, our market value is substantially lower than the carrying value of our intangible assets on our balance sheet. If the price of our stock does not increase significantly, we may be required to incur an impairment charge to reduce the carrying value of our intangible assets to correspond to the market value of our stock. Any impairment charge of that nature may result in a large net loss for the period in which the impairment charge is incurred, which could result in the loss of customers or prospects, adversely affect the trading price of our common stock and otherwise negatively affect our business.

Future sales of shares of our common stock may negatively affect our stock price.

To carry out our growth strategies, we may acquire other businesses and products using a combination of our stock and cash, and we may also sell additional shares of our stock to raise money for expanding our operations. Sales of substantial amounts of common stock in the public market or the prospect of such sales could adversely affect the market for our common stock. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of September 30, 2003, we had 20,210,434 outstanding shares of common stock, outstanding options to acquire an additional 4,181,039 shares of common stock, and outstanding shares of Series A preferred stock convertible into 715,820 shares of common stock upon the satisfaction of certain terms. Additionally, approximately 500,000 shares of common stock may be issued under our employee stock purchase plan, and approximately 1.0 million shares may be granted in the future under our stock option plans. If any of these issuances occur, it would dilute our existing shareholders’ ownership interest in the company.

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

We cannot predict every event and circumstance that may adversely affect our business and, therefore, the risks and uncertainties discussed above may not be the only ones we face. The risks and uncertainties discussed above are in addition to those that apply to most businesses generally. In addition, as we continue to grow our business, we may encounter other risks of which we are currently unaware. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

Results of Operations

The following table provides the percentage of revenues represented by certain line items in our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	51.8	51.0	51.4	48.9
Selling, general, and administrative expenses	39.3	32.0	37.1	31.9
Depreciation and amortization	8.0	7.0	7.7	6.8

Total operating expenses	99.1	90.0	96.2	87.6

Operating income	0.9	10.0	3.8	12.4
Other income, net	(0.8)	0.0	(2.0)	1.1

Income before provision for income taxes, equity in loss of affiliates and minority interest	0.1	10.0	1.8	13.5
Provision for income taxes	0.1	3.7	0.7	5.0
Equity in loss of affiliates	0.0	(2.1)	0.0	(1.8)
Minority interest	0.0	0.0	0.0	0.0

Net income	0.0%	4.2%	1.1%	6.7%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues. Revenues decreased 3.4% to $64.1 million for the three months ended September 30, 2003 from $66.3 million for the three months ended September 30, 2002. The $2.2 million decrease was comprised of:

(a) a $5.8 million decrease in merchant processing service fee income,

(b) a $4.9 million increase in financial institution service income and

(c) a $1.3 million decrease in customer reimbursements.

The decrease in merchant processing service fee income is due to customer attrition resulting from our efforts to remain in compliance with charge-back thresholds and other rules of credit card associations.

The $4.9 million increase in financial institution service income is comprised of a $5.1 million increase in service fee income and a $230,000 increase in data communications management income, offset by a $370,000 decrease in hardware sales. The increases are attributable to internal growth and not to any significant increases in prices.

Costs of Services. Costs of services decreased 1.9% to $33.2 million for the three months ended September 30, 2003 from $33.9 million for the three months ended September 30, 2002. The $620,000 decrease was comprised of:

(a) a $4.3 million decrease in costs associated with merchant processing services,

(b) a $4.9 million increase in costs related to financial institution service income and

(c) a $1.3 million decrease in customer reimbursements.

The decrease in merchant processing costs of services is due to customer attrition resulting from our efforts to remain in compliance with credit card associations charge-back thresholds and other rules.

The $4.9 million increase in financial institution service costs was due primarily to a $4.6 million increase in service fee costs associated with the increase in service fee revenues. The increase in financial institution service costs also reflects a $450,000 increase in data communications management costs, offset by a $190,000 decrease in hardware sales costs. Gross margins decreased to 45.2% for the three months ended September 30, 2003 from 48.9% for the three months ended September 30, 2002. This decrease is partially due to the requirement of EITF 01-14 to include customer reimbursements, which have no gross margin, as revenue and partially due to pricing pressure associated with InterCept’s EFT offering. Customer reimbursements decreased to $3.1 million for the three months ended September 30, 2003 from $4.4 million for the three months ended September 30, 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 18.8% to $25.2 million for the three months ended September 30, 2003 from $21.2 million for the three months ended September 30, 2002. The $4.0 million increase was comprised of (a) $4.1 million related to financial institution service expenses offset by a (b) $90,000 decrease of merchant processing service expenses. The increase in financial institution service expenses was primarily due to personnel added from acquisitions, additional personnel to support our growth and other miscellaneous expenses. The decrease in merchant processing service expenses was primarily due to the restructuring of operations resulting from the customer attrition offset by an $800,000 contract settlement fee. Selling, general and administrative expenses as a percentage of revenues increased to 39.3% for the three months ended September 30, 2003 from 32.0% for the three months ended September 30, 2002.

Depreciation and Amortization. Depreciation and amortization increased $450,000 to $5.1 million for the three months ended September 30, 2003 from $4.6 million for the three months ended September 30, 2002. The increase was primarily attributable to purchases of property and equipment for the Sovereign conversion and other financial institution division purchases.

Other Income, Net. Other income, net decreased to expense of $490,000 for the three months ended September 30, 2003 from income of $10,000 for the three months ended September 30, 2002. The decrease resulted from lower interest income in 2003 due to the repayment of debt incurred for our acquisitions, compared with higher interest income in 2002 resulting from the investment of proceeds from our August 2001 public offering. The decrease was partially offset by lower interest expense due to the repayment of debt with proceeds from the maturity of several certificates of deposit.

Provision (benefit) for Income Taxes. The effective tax rate for the three months ended September 30, 2003 was 48.5% as compared to 37.2% for the three months ended September 30, 2002. The increase in the effective rate is mainly due to generating profits in states that impose higher tax rates.

Equity in Loss of Affiliate. For the three months ended September 30, 2002, equity in loss of affiliate was $1.4 million, and primarily represented our 28% ownership in Netzee. There was no equity in loss of affiliate for the three months ended September 30, 2003.

Minority Interest. Minority interest increased to a charge of $13,000 for the three months ended September 30, 2003 from a charge of $10,000 for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues. Revenues increased 19.7% to $193.4 million for the nine months ended September 30, 2003 from $161.6 million for the nine months ended September 30, 2002. The $31.9 million increase was comprised of:

(a)	$12.3 million of merchant processing service fee income primarily related to the April and May 2002 acquisitions of iBill and EPX, respectively,

(b)	an $18.1 million increase in financial institution service income and

(c)	a $1.5 million increase in customer reimbursements.

The $18.1 million increase in financial institution service income is comprised of a $16.2 million increase in service fee income, a $960,000 increase in hardware sales and a $950,000 increase in data communications management income. The increases are attributable to both internal growth and acquisitions and not to any significant increases in prices.

Costs of Services. Costs of services increased 25.7% to $99.4 million for the nine months ended September 30, 2003 from $79.1 million for the nine months ended September 30, 2002. The $20.3 million increase was comprised of:

(a)	$4.3 million in costs associated with merchant processing services resulting from the 2002 acquisitions of iBill and EPX, Income before provision for income taxes, equity in

(b)	$14.5 million in costs related to financial institution service income and

(c)	a $1.5 million increase in customer reimbursements.

The $14.5 million increase in financial institution service costs was due primarily to a $12.2 million increase in service fee costs associated with the increase in revenue. The increase in financial institution service costs also reflects a $840,000 increase in hardware sales costs and a $1.5 million increase in data communications management costs. The increases are attributable to both internal growth and acquisitions. Gross margins decreased to 48.6% for the nine months ended September 30, 2003 from 51.1% for the nine months ended September 30, 2002. This decrease is partially due to the requirement of EITF 01-14 to include customer reimbursements, which have no gross margin, as revenue. Customer reimbursements increased to $11.1 million for the nine months ended September 30, 2003 from $10.0 million for the nine months ended September 30, 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 39.2% to $71.7 million for the nine months ended September 30, 2003 from $51.5 million for the nine months ended September 30, 2002. The $20.2 million increase was comprised of (a) $11.7 million related to financial institution service expenses and (b) $8.5 million of merchant processing service expenses. The increase in financial institution service expenses was primarily due to personnel added from acquisitions, additional personnel to support our growth and other miscellaneous expenses. The increase in merchant processing service expenses was primarily due to the operations of iBill and EPX being included for the full nine-month period in 2003 compared with only a portion of the same period in 2002. Selling, general and administrative expenses as a percentage of revenues increased to 37.1% for the nine months ended September 30, 2003 from 31.9% for the nine months ended September 30, 2002.

Depreciation and Amortization. Depreciation and amortization increased $4.0 million to $14.9 million for the nine months ended September 30, 2003 from $10.9 million for the nine months ended September 30, 2002. The increase was primarily attributable to depreciation and amortization resulting from the acquisitions of iBill and EPX and additional property and equipment depreciation.

Other Income, Net. Other income, net decreased to expense of $3.8 million for the nine months ended September 30, 2003 from income of $1.8 million for the nine months ended September 30, 2002. The decrease resulted primarily from a $3.7 million impairment to the SLM note receivable and other SLM obligations, partially offset by $400,000 received from the remaining escrow from the sale of Netzee to Certegy as of December 31, 2002.

Provision (benefit) for Income Taxes. The effective tax rate for the nine months ended September 30, 2003 was 39.2% as compared to 37.0% for the nine months ended September 30, 2002. The increase in the effective rate is due to generating profits in states that impose higher tax rates and lower operating income which caused greater impact from non-deductible items.

Equity in Loss of Affiliate. For the nine months ended September 30, 2002, equity in loss of affiliate was $2.9 million due to the recording of equity losses in Netzee. Equity in loss of affiliate for the nine months ended September 30, 2003 was $4,000 and represented our 50% ownership in Interactive Payments, LLC through our wholly owned subsidiary, Internet Billing Company, LLC.

Minority Interest. Minority interest increased to a charge of $42,000 for the nine months ended September 30, 2003 from a charge of $26,000 for the nine months ended September 30, 2002.

Liquidity and Capital Resources

Since our incorporation, we have financed our operations and capital expenditures through cash from operations, borrowings from banks and sales of our common and preferred stock. As explained in more detail in Recent Developments above, we have recently enhanced our liquidity and capital resources by:

■	obtaining a $60 million three-year credit facility from Bank of America,

■	issuing shares of Series A preferred stock for $10 million, and

■	obtaining $12 million in lease financing from GE Capital.

As of November 5, 2003, the outstanding balance on our credit facility was $26.0 million.

We have no off-balance sheet arrangements. We believe that borrowings under our Bank of America facility, funds provided by operations and our GE Capital lease financing will be sufficient to meet our anticipated capital expenditures and liquidity requirements for at least the next 12 months as well as the longer term. We are unlikely to have repaid the credit facility in full by its maturity in September 2006 out of our cash from operations, so we face the prospect of refinancing that facility at that time if we have not repaid it from sales of assets or proceeds of additional equity offerings.

Cash and cash equivalents were $11.7 million at September 30, 2003 and $24.1 million at December 31, 2002. Short-term investments with a maturity of one year or less were $10,000 at September 30, 2003. Net cash used in operating activities was $794,000 for the nine months ended September 30, 2003 and net cash provided by operating activities was $27.2 million for the nine months ended September 30, 2002. The decrease in the net cash provided by operating activities was primarily attributable to decreased client payouts and reserves due to the customer attrition in the merchant services segment.

Net cash used in investing activities was $7.6 million for the nine months ended September 30, 2003 and net cash used in investing activities was $103.6 million for the nine months ended September 30, 2002. The net cash used in investing activities primarily relates to the acquisition of iBill in April 2002 and the amendment of the iBill purchase agreement in February 2003.

Net cash used in financing activities was $19.2 million for the nine months ended September 30, 2003 and net cash provided by financing activities was $67.2 million for the nine months ended September 30, 2002. The increase in net cash used in financing activities was primarily due to the repayment of debt with the proceeds from the maturity of several certificates of deposit.

During 2002, we borrowed $30.0 million from The Peoples Bank of Winder, Georgia and $6.7 million from The Bankers Bank. Interest was payable monthly at prime minus .375% under both notes. The notes were secured by certificates of deposit pledged by us and were payable in full on December 31, 2002. We repaid the $200,000 loan from The Bankers Bank on December 30, 2002, when the final certificate of deposit that secured that loan matured. During 2002, we repaid approximately $11.8 million of the loan from The Peoples Bank. On January 6, 2003, we borrowed $18.2 million from The Bankers Bank to repay the loan to The Peoples Bank. The second Bankers Bank loan was fully secured by certificates of deposit that were previously pledged to the Peoples Bank. During February 2003, we repaid $1.4 million we owed under The Bankers Bank note when a certificate of deposit that secured that note matured. We repaid the $16.9 million balance of the Bankers Bank loan on August 31, 2003 when the certificates of deposits matured. We have used the remaining $1.5 million proceeds of the certificates of deposit for working capital.

The following paragraphs address possible events and factors that may reduce or increase our liquidity and capital resources in the future.

SLMsoft.com Inc.

On December 3, 2001, we entered into a loan agreement with SLMsoft.com Inc., an Ontario corporation (“SLM Canada”), and SLMsoft.com Inc., a Kansas corporation, (“SLM Kansas,” and together with SLM Canada, “SLM”). Under the loan agreement, we loaned SLM $7.0 million in exchange for cash and settlement of indemnification obligations that SLM owed to us. The loan was secured by the pledge of shares of InterCept stock. The SLM loan agreement was amended on September 30, 2002. Under the amended loan agreement, borrowings bear interest at prime plus 2%. Interest was payable on January 2, 2003 for all interest accrued through that date, and SLM sold 30,000 of the pledged shares in January 2003, which generated $551,000 used to pay off the accrued interest and a small portion of the principal. During the second quarter of 2003, SLM Kansas filed in Kansas for protection under the U.S. bankruptcy laws, and SLM Canada became the subject of bankruptcy proceedings in Ontario, Canada. The loan matured on June 30, 2003, has not been repaid, and is secured by 371,636 shares of InterCept common stock. As of September 30, 2003, the balance on the loan was $7.2 million.

In light of the market value of the pledged shares and the uncertainties inherent in the two bankruptcy proceedings, we determined that a loss on the SLM loan was probable as of June 30, 2003. Based on the facts known to us, we estimated that loss at $3,500,000. We also determined that we are unlikely to collect approximately $250,000 in indemnification obligations and accounts receivable from SLM. Accordingly, we charged a total of $3,750,000 in the statements of operations for the quarter ended June 30, 2003 in the line item “Other (expense) income (loss), net.” There is a reasonable possibility that we may incur additional losses on the SLM loan in the future as the bankruptcy proceedings progress, and it is also possible that the loss may ultimately prove to be less than our second quarter charge. Because the collateral that secures the loan consists of shares of InterCept stock, there may also be additional expense or income due to the fluctuation of InterCept’s stock price until the SLM situation is resolved. We cannot now estimate whether any further charges will be necessary, and if so, its amount. Accordingly, in future periods as this situation becomes more certain, we may incur additional charges or receive additional income.

Sovereign Bank

In January 2003, we executed a definitive agreement with Sovereign Bank for item processing and check imaging services. To accommodate Sovereign’s item and check processing needs, we have opened all four of our previously announced four new check image processing centers and significantly expanded two other centers, and to date have hired 225 new employees with plans to hire approximately 30 more employees by year-end. Sovereign is now our largest customer. We have used approximately $6.5 million of our working capital to fund the capital improvements and other expenses necessary for us to prepare to provide services to Sovereign.

Possible Visa and MasterCard Fines

Because InterCept is not a bank, it cannot belong to or directly access the Visa and MasterCard credit card associations or the ACH payment network. To provide transaction processing services, InterCept must be designated a certified processor by, and be a member service provider of, MasterCard and be designated as an internet payment services provider of Visa. In cases of fraud or disputes between cardholders and merchants, InterCept faces charge-backs when cardholders dispute items for which they have been billed. Charge-backs may arise from the unauthorized use of the cardholder’s name or bank account information or from a cardholder’s claim that a merchant failed to perform. If a billing dispute between a card holder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant, and the purchase price is refunded to the cardholder. If InterCept’s charge-back rate becomes excessive, credit card associations can fine InterCept or terminate InterCept’s ability to accept credit cards for payment. InterCept withholds certain merchant payouts for a period of six months to cover its potential liability for merchant processing card activities including potential charge-back penalties.

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

We process MasterCard and Visa transactions through First Financial Bank and its affiliate, First Data Merchant Services Corporation (together referred to as “First Data”). On March 14, 2003, First Data was notified by MasterCard of an estimated assessment with respect to iBill’s noncompliance with MasterCard’s charge-back rules. First Data notified us that MasterCard had reviewed the historical charge-back percentages for InterCept and Old iBill for the period from January 1, 2001 through February 28, 2003 and had determined that those percentages exceeded MasterCard’s limits. On March 31, 2003, First Data notified us that MasterCard had determined the final amount of the assessment to be $5.85 million. Of the $5.85 million, $3.5 million was recorded as an adjustment of the iBill purchase price, $1.9 million was recorded as an expense for the quarter ended December 31, 2002 and $450,000 was recorded during the first quarter of 2003. As of September 30, 2003, First Data was holding a reserve of approximately $5.3 million of money owed to us to cover our potential liability for merchant processing card activities, including potential charge-back penalties. This $5.3 million amount is included in Other Noncurrent Assets in the balance sheet contained in our consolidated financial statements. The MasterCard fine was deducted from that reserve.

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

In June 2003, iBill became aware, and subsequently informed Visa, that it had processed certain transactions for merchants who were not registered with Visa. Visa has assessed iBill $300,000 for these violations. iBill paid the assessment and we recognized it as an expense in the second quarter of 2003, but iBill may appeal the assessment because it self-reported the violation. Visa retained an independent party to review iBill’s processes to ensure that iBill has procedures in place to prevent additional processing of unregistered merchants in the future. The audit was conducted in October, and iBill is waiting to hear from Visa regarding the results of the audit. If the results are unsatisfactory, Visa could assess additional fines for improper processing.

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

Use of Capital Resources for Acquisitions

Historically, we have grown, in part, through strategic acquisitions. Now that we have replaced our Wachovia credit facility with the new, larger Bank of America facility we expect to make additional expenditures to make acquisitions and integrate the acquired companies. However, we must comply, however, with the financial and other covenants of the credit facility with Bank of America to be able to draw on it to fund our acquisitions. We can give no assurances with respect to the timing of the acquisitions we may make. In addition, we can give no assurance that we will complete any acquisitions on terms favorable to us, if at all, or that sources of financing in addition to the Bank of America credit facility will be available to us.

Critical Accounting Policies and Estimates

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

b)	Commitments and Contingencies

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

As described in detail above in Liquidity and Capital Resources, we have been fined by MasterCard and may be fined by Visa. On March 14, 2003, First Data was notified by MasterCard of an estimated assessment with respect to iBill’s noncompliance with MasterCard’s charge-back rules. First Data notified us that MasterCard has reviewed the historical charge-back percentages for InterCept and Old iBill for the period from January 1, 2001 through February 28, 2003 and had determined that those percentages have exceeded MasterCard’s limits. On March 31, 2003, First Data notified InterCept that MasterCard had determined the final amount of the assessment to be $5.85 million. Of the $5.85 million, $3.5 million was recorded as an adjustment of the iBill purchase price, $1.9 million was recorded as an expense for the quarter ended December 31, 2002 and $450,000 was recorded during the first quarter of 2003. As of September 30, 2003, First Data was holding a reserve of approximately $5.3 million owed to us to cover our potential liability for merchant processing card activities, including potential charge-back penalties. This $5.3 million amount is included in Other Noncurrent Assets in the balance sheet contained in our consolidated financial statements.

We have concluded that the probability of Visa fines in excess of amounts withheld from merchant payouts is reasonably possible, but not probable, and accordingly, we have not recorded a liability under SFAS 5. We cannot predict with certainty whether or when Visa will fine us, and if so, the amounts of those fines.

In June 2003, iBill became aware, and subsequently informed Visa, that it had processed certain transactions for merchants who were not registered with Visa. Visa has assessed iBill $300,000 for these violations. iBill paid the assessment and we recognized it as an expense in the second quarter of 2003, but iBill may appeal the assessment because it self-reported the violation. Visa retained an independent party to review iBill’s processes to ensure that iBill has procedures in place to prevent additional processing of unregistered merchants in the future. The audit was conducted in October, and iBill is waiting to hear from Visa regarding the results of the audit. If the results are unsatisfactory, Visa could assess additional fines for improper processing.

c)	Allowance for doubtful accounts

We record an allowance for doubtful accounts based on estimates of losses related to customer receivables balances. We develop estimates by evaluating specific customer accounts for risk of loss as well as historical credit memo data and other known factors for billing disputes that arise in the normal course of business.

d)	Fair value of assets acquired and liabilities assumed in purchase combinations

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

e)	Investment in and Advances to Netzee

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

We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates. Borrowings under our Bank of America credit facility accrue interest at LIBOR plus a tiered scale ranging from 225 to 275 basis points, depending on our consolidated leverage ratio, as defined in the credit agreement. We are currently paying interest at a rate of 3.875% per annum. As of September 30, 2003, $33.1 million was outstanding under this facility. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies. Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $331,000 per year.

Item 4.	Controls and Procedures

As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2003.

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

(1) We brought an action on March 15, 2002 against Midwest Payment Systems, Inc. (“MPS”) in the U.S. District Court in the Eastern District of Tennessee seeking a declaration as to the rights and legal relations of InterCept, MPS and the customer banks under the contracts that we and the banks have with MPS and asserting a claim for tortious interference with contractual relations. On April 3, 2002, InterCept and MPS agreed to a consent order pursuant to which MPS agreed to continue to provide services on a month-to-month basis so that InterCept can continue to service its customers who use MPS for ATM/EFT services. Both InterCept and MPS agreed not to solicit the ATM/EFT business of the customer banks until final resolution of the lawsuit, and both companies agreed to limited communications with the customers regarding the lawsuit. MPS has answered our complaint and has brought its own claims against us, including tortious interference with contract, breach of contract and breach of fiduciary duty. InterCept believes that MPS’s claims are without merit and intends to defend them vigorously if the lawsuit is not settled. We are presently engaged in settlement discussions with MPS. If settlement efforts are unsuccessful, the case is scheduled to go to trial in March 2004. InterCept cannot evaluate the probability of a favorable or unfavorable outcome, or the amount of any potential loss that InterCept would suffer in the event of an unfavorable outcome.

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

Discovery in the suit has begun. We believe the claims are without merit and will vigorously defend the lawsuit and assert applicable defenses. It is too early in the proceeding to evaluate the probability of a favorable or unfavorable outcome, or the amount of any potential loss that we would suffer in the event of an unfavorable outcome.

(3) InterCept, three of its officers – John W. Collins, G. Lynn Boggs, and Scott R. Meyerhoff – and its former officer, Garrett M. Bender, were named as defendants in a shareholder class action lawsuit filed in the U.S. District Court for the Northern District of Georgia (Civil Action No. 03-CV0567). The plaintiff sought to represent a class of individuals who purchased InterCept common stock between September 16, 2002 and January 9, 2003. The plaintiff alleged that InterCept and the individual defendants made material misrepresentations and/or omitted to make material disclosures throughout the class period due to their false assurances that the adult entertainment portion of the company’s merchant services business was insignificant and their failure to disclose the impact of the implementation of new Visa regulations in November 2002. The plaintiff alleged violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under Section 10(b), and Section 20(a) of the Exchange Act. Similar actions were filed by multiple plaintiffs, and on May 2, 2003, the plaintiffs filed a motion to consolidate claims. On June 23, 2003, the court denied the plaintiffs’ motions to consolidate. On July 11, 2003, the plaintiffs filed a new motion for consolidation.

On August 7, 2003, InterCept, Collins, Boggs and Meyerhoff filed motions to dismiss all of the actions, and on August 12, 2003, they filed answers to each of the complaints denying liability and stating affirmative defenses. InterCept believes the claims are without merit and will continue to vigorously defend the lawsuits.

Due to the inherent uncertainties of the litigation process and the judicial system, the company is unable to predict the outcome of such litigation matters. If the outcome of this matter is adverse to the company, it could have a material adverse effect on the company’s business, financial condition and results of operations.

(4) Internet Billing Company (iBill) has received notice from the Federal Trade Commission that the FTC is conducting an inquiry to determine whether iBill’s activities comply with the FTC Act. The FTC has requested information since January 1, 1997. InterCept acquired substantially all of the assets of Internet Billing Company, Ltd. on April 8, 2002. iBill is cooperating fully with the FTC in its inquiry. At this early stage, iBill cannot predict the likely outcome of the inquiry or how that outcome may affect its business.

(5) On or about July 17, 2003, a former customer of Internet Billing Company, Trade News Corporation, NV (“Tradenews”) served a demand on iBill for arbitration claiming negligence, intentional misrepresentation, breach of contract, violation of Florida’s Deceptive and Unfair Trade Practices Act, breach of implied covenant, and breach of oral contract. The demand claimed damages in excess of $20,000,000. We believe that the claims made in the demand were totally without merit. We engaged in supervised mediation and settlement discussions with Tradenews, but were not able to settle the case prior to arbitration. The arbitration was held October 21-24, 2003, and we are currently awaiting the decision of the arbitrator. We cannot now determine the probability of a favorable or unfavorable outcome or estimate the amount or range of any potential loss in the event of an unfavorable outcome.

Item 2.	Changes in Securities and Use of Proceeds

We did not modify, limit, or qualify the rights of the holders of common stock during the three or nine months ended September 30, 2003.

On September 16, 2003, InterCept completed the sale of 100,000 shares of Series A preferred stock to the Sprout Group and related entities for $10,000,000. The Series A preferred stock is convertible into InterCept common stock at a fixed price of $13.97 per share at the holder’s option at any time after the earliest of:

•	the date as of which the closing bid price of our common stock shall have been equal to or greater than $25 per share for at least 10 consecutive trading days;
•	the fifth anniversary of the issuance date; and
•	five business days prior to a liquidation of the company or the closing of

■	any merger, consolidation, combination, reorganization or other similar transaction, approved by the majority of the board, in which InterCept is not the surviving entity or in which securities of InterCept constituting in excess of 50% of the voting power of InterCept are exchanged for, or changed into, cash, property or securities of another person, or
■	the sale of all or substantially all of InterCept’s assets in a transaction approved by the majority of the board.

Dividends on the Series A preferred stock will accrue and be payable in kind at the rates of 5% per annum through March 31, 2004, 4% per annum from April 1, 2004 through March 31, 2005 and 3% per annum thereafter. Additionally, a majority of the holders of Series A preferred stock must consent to certain actions by InterCept, including but not limited to, an amendment to InterCept’s articles of incorporation, a sale or liquidation of the company, or an issuance of additional shares of InterCept’s capital stock, other than under existing employee benefit plans. This is only a summary of the terms of the Series A preferred stock, and you should refer to the exhibits related to the transaction that InterCept has filed with the SEC for more detailed information.

The issuance of the Series A preferred stock was exempt from registration as a private placement under section 4(2) of the Securities Act of 1933, and these securities are deemed to be restricted securities for purposes of the Act. We affixed appropriate legends to the share certificates we issued in these transactions. The recipients of these securities are institutional investors who were represented by counsel and had adequate access to information about us through their relationship with us.

Item 3.	Defaults Upon Senior Securities

Until September 19, 2003, our principal credit facility was with Wachovia Bank. On that date, we obtained a new $50 million credit facility from Bank of America and repaid the amount outstanding under the Wachovia facility in full. We owed $31.3 million under the Wachovia facility as of June 30, 2003. During all periods that the Wachovia facility was outstanding, we made all required payments of principal and interest to Wachovia. One of the financial covenants in the Wachovia facility, however, required us to have a minimum amount of EBITDA for each quarter. Because of the $3,750,000 in charges related to SLM described in Note 8 to the condensed consolidated financial statements included in this report, we fell below the minimum required EBITDA amount as of June 30, 2003, which caused us not to comply with the financial covenant. Wachovia waived this non-compliance until September 30, 2003 to give us the opportunity to refinance the facility with another lender, which we did.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3	Articles of Amendment to Amended and Restated Articles of Incorporation of InterCept, Inc., as amended. (Pursuant to Item 601(b)(3)(i) of Regulation S-K, this exhibit includes a complete copy of InterCept’s Amended and Restated Articles of Incorporation, as currently in effect.) [Incorporated by reference to Exhibit 3 from our current report on Form 8-K dated September 16, 2003 and filed on September 18, 2003.]

10.1	Stock Purchase Agreement dated September 16, 2003 among InterCept and the purchasers named therein. [Incorporated by reference to Exhibit 10.1 from our current report on Form 8-K dated September 16, 2003 and filed on September 18, 2003.]

10.2	Registration Rights Agreement dated September 16, 2003 among InterCept and the purchasers named therein. [Incorporated by reference to Exhibit 10.2 from our current report on Form 8-K dated September 16, 2003 and filed on September 18, 2003.]

10.3	Credit Agreement dated as of September 19, 2003 by and between InterCept and Bank of America, N.A.

10.4	Amendment No. 1 to Credit Agreement dated as of November 7, 2003 by and among InterCept, Bank of America, N.A., each of the Lenders signatory thereto, and each of the Guarantors signatory thereto.

10.5	Master Lease Agreement dated September 19, 2003 between InterCept and General Electric Capital Corporation, and related equipment schedules. ††

31	Certifications of John W. Collins and Scott R. Meyerhoff pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of John W. Collins and Scott R. Meyerhoff pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the SEC.

††	Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24(b)(2), and accordingly, those portions have been omitted from the exhibit and filed separately with the Commission.

(b)	Reports on Form 8-K filed during the three months ended September 30, 2003

Form 8-K dated August 11, 2003, filed on August 18, 2003, reporting under Item 12 the press release announcing InterCept’s earnings for the three months ended June 30, 2003 and that InterCept held a meeting with analysts to discuss the operations and earnings. The full text of the slideshow presentation from the meeting as well as the transcript is included as an exhibit.

Form 8-K dated September 16, 2003, filed on September 19, 2003, reporting under Item 5 the press release announcing that Sprout Group and related entities have invested $10.0 million in InterCept, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCEPT, INC.

November 14, 2003	/s/ John W. Collins

Date	John W. Collins
Chairman of the Board and Chief Executive Officer (principal executive officer)

November 14, 2003	/s/ Scott R. Meyerhoff

Date	Scott R. Meyerhoff
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3	Articles of Amendment to Amended and Restated Articles of Incorporation of InterCept, Inc., as amended. (Pursuant to Item 601(b)(3)(i) of Regulation S-K, this exhibit includes a complete copy of InterCept’s Amended and Restated Articles of Incorporation, as currently in effect.) [Incorporated by reference to Exhibit 3 from our current report on Form 8-K dated September 16, 2003 and filed on September 18, 2003.]

10.1	Stock Purchase Agreement dated September 16, 2003 among InterCept and the purchasers named therein. [Incorporated by reference to Exhibit 10.1 from our current report on Form 8-K dated September 16, 2003 and filed on September 18, 2003.]

10.2	Registration Rights Agreement dated September 16, 2003 among InterCept and the purchasers named therein. [Incorporated by reference to Exhibit 10.2 from our current report on Form 8-K dated September 16, 2003 and filed on September 18, 2003.]

10.3	Credit Agreement dated as of September 19, 2003 by and between InterCept and Bank of America, N.A.

10.4	Amendment No. 1 to Credit Agreement dated as of November 7, 2003 by and among InterCept, Bank of America, N.A., each of the Lenders signatory thereto, and each of the Guarantors signatory thereto.

10.5	Master Lease Agreement dated September 19, 2003 between InterCept and General Electric Capital Corporation, and related equipment schedules. ††

31	Certifications of John W. Collins and Scott R. Meyerhoff pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of John W. Collins and Scott R. Meyerhoff pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the SEC.

††	Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24(b)(2), and accordingly, those portions have been omitted from the exhibit and filed separately with the Commission.