Form 10-K
period 2003-12-31
INTERCEPT INC
filed 2004-03-15
CIK 1054930

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

As of March 10, 2004, 20,253,480 shares of the registrant’s common stock were outstanding. On June 30, 2003, 20,112,057 shares of the registrant’s common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant was $151,124,492 (based upon the closing sale price of the registrant’s common stock as reported by the Nasdaq National Market on that date).

Documents incorporated by reference. Portions of the proxy statement for the registrant’s 2004 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K where indicated.

PART I

ITEM 1. BUSINESS.

Special Note Regarding Forward-Looking Statements

We make forward-looking statements in this annual report. These statements are subject to risks and uncertainties, and we cannot assure you that they will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “believe,” “expect,” “anticipate,” “predict,” “project,” “potential,” “seek,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “pro forma,” “estimate,” “goal,” “strive” and similar expressions, we are making forward-looking statements. Forward-looking statements in this annual report include statements regarding the following:

•	our statements regarding the pending sale of our merchant services division and the effects of that sale on our results of operations, liquidity and capital resources;

•	our business strategies and goals;

•	our future sources of revenues and potential for growth and profitability;

•	expansion and enhancement of our technologies, networks, products and services;

•	trends in activities and industry conditions;

•	development and expansion of our sales and marketing efforts;

•	our ability to integrate our previous and future acquisitions; and

•	other statements that are not of historical fact made throughout this annual report, particularly in this Item 1, Business and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

See Note 8 to our consolidated financial statements for certain financial information about the two segments of our operations.

Portions of our business are seasonal, as our revenues and earnings are affected by increased card and check volume during the holiday shopping period in the fourth quarter. Most of our products and services require the payment of monthly charges, which allows us to generate recurring revenues. For the year ended December 31, 2003, recurring revenues accounted for approximately 92% of our total revenues.

InterCept is a Georgia corporation and our principal offices are located at 3150 Holcomb Bridge Road, Suite 200, Norcross, Georgia 30071. As of March 10, 2004, we had approximately 2,000 full-time employees.

Recent Developments

Pending Sale of Merchant Services Division

On February 11, 2004, we announced that we had entered into a letter of intent for the sale of our merchant services division, InterCept Payment Solutions (IPS). The potential purchaser under that letter of intent was an independent provider of merchant payment services for both traditional and web-based merchants. Although that potential purchaser originally offered to purchase the entire division, we are now negotiating with that potential purchaser and another independent bidder to sell to one of them the merchant division assets other than iBill. If we sell the remaining assets to the potential purchaser referenced in the February 11 press release, it will retain the existing IPS management group led by its Chief Executive Officer, John M. Perry. We are now negotiating to sell iBill to another independent buyer.

We believe we are close to reaching final agreements with the entity seeking to buy the iBill assets and one of the bidders for the remaining assets. We believe that the aggregate sales price for the entire division is likely to be higher than the $37.4 million announced on February 11. If we close these sales in the near future as we anticipate, we will disclose the material terms of the sales by press release and by filing a Current Report on Form 8-K.

Our financial results for prior years reflect our ownership of the merchant services business, and we have described that business and its risks in this annual report. Assuming we sell the business as we anticipate, we will not own it going forward, and investors should take that into account in reviewing this annual report. We cannot assure investors that we will sell the merchant services business as we anticipate, and if we are unsuccessful in doing so, we may have to hold and operate the business indefinitely.

Announcement Regarding Our Intent to Focus on Our Core Business; Director Changes

On February 17, 2004, we announced that our board of directors, after reviewing preliminary indications of interest in InterCept, had determined it is in the best interests of our shareholders not to pursue a business combination at this time. In the announcement, our Chairman and Chief Executive Officer, John W. Collins, stated, “After a review of indications of interest received, a majority of our board has determined that, at this time, we believe it is in the best interest of our shareholders for us to focus our resources on building shareholder value by aggressively expanding our financial institution services division. As a result, the special committee formed in October 2003 has been dissolved.” Mr. Collins continued, “With the signing of the letter of intent to sell our merchant services division, we now are in a position to concentrate on the fundamentals of our financial institutions business, where we believe we have superior products, services and growth opportunities.”

Three new directors joined our board in February and March:

•	Dr. James A. Verbrugge, Director of the Center for Strategic Risk Management at the University of Georgia’s Terry College of Business;

•	Mr. Mark Hawn, founder and Chief Executive Officer of DocuForce, Inc., which performs facilities management and offers a full suite of on and off site office support services for law firms and financial institutions; and

•	Mr. Arthur G. Weiss, a private investor and the former Chairman of the Board of Medical Resources of America and Equivest, Inc.

In addition, we announced that Boone A. Knox and Jon R. Burke resigned from our board of directors on February 13, 2004. Mr. Knox and Mr. Burke were two of the three members of a special committee established by the board in October 2003 to evaluate a possible offer by Mr. Collins to take the company private. We had previously announced on December 12, 2003 that Mr. Collins had decided not to pursue that offer. The resignations of Mr. Knox and Mr. Burke resulted from the board’s decision to discontinue the review of indications of interest.

Agreement to Settle Class Action Litigation

On February 18, 2004, we announced that we have reached an agreement to settle the class action securities cases filed in the United States District Court for the Northern District of Georgia. Under the terms of the proposed settlement agreement, which was filed with the court on February 17, 2004, InterCept and its insurance carrier will pay $5.3 million to the plaintiffs and their counsel. We will fund $3.95 million and our insurance carrier will fund $1.35 million of the proposed settlement, which is subject to court approval. We have taken a one-time charge of $4.2 million in the fourth quarter of 2003 for the settlement and related legal costs and expenses as the settlement terms were discussed and arrived upon in December 2003. Upon final approval of the settlement, the pending claims against InterCept and the individual defendants will be dismissed without any admission of liability or wrongdoing. Investors should note, however, that the court has the authority to deny the settlement or change it to terms different from described.

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

Financial institutions can have our core systems installed and operate them in-house using their own personnel. Most of our customers, however, utilize one of these systems through a service bureau arrangement. In this case, we house and maintain the software at one of our data centers, and we process our customers’ data each business day. This arrangement allows customers to focus on core competencies by outsourcing their data processing needs, which gives them access to our processing systems without the expense of maintaining in-house processing operations. We have data processing centers that serve as a back-up facility if another center experiences a natural disaster, destruction or other similar event that eliminates or diminishes its processing capabilities.

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

We provide online processing of multiple EFT transactions initiated by a consumer at a point of sale terminal or at an ATM, including cash withdrawals, transfers and balance inquiries. We provide network connections to most regional and all national ATM and other debit card networks, including STAR™, PULSE™, Cirrus®, PLUS®, Maestro® and INTERLINK®. We also offer a card-issue-only program, which gives banks the option to offer ATM services to their customers without the expense of purchasing and maintaining a complete ATM system. Our Secure Debit™ program provides fraud protection services for lost, stolen or counterfeit debit cards. In addition, through our InterCept Switch™ ATM Network, our customers can waive ATM surcharges for customers of InterCept Switch members, while retaining the ability to surcharge non-member customers who use their ATMs.

Item Processing and Check Imaging

Increased technological development, regulatory changes and changing banking practices have created a demand for faster, more efficient electronic handling of bank documents, including checks. The need to reduce labor, research time and the cost of postage has increased the demand for check imaging solutions. The recent passage of the Check Clearing for the 21st Century Act (Check 21) has removed certain legal obstacles to electronic check clearing, and will facilitate the use of check truncation and check imaging. Check imaging involves creating digital images through the use of a camera attached to a sorter. As each check passes through the sorter, the camera takes its picture. Images of insufficient checks, stop payments and large dollar checks are presented online to bank operations staff for review. Financial institutions employ check imaging as part of their efforts to reduce operating costs and provide enhanced banking services to their customers.

In our item processing operations, we provide a turnkey outsourced solution for check imaging activities that provides our customers the ability to offer check imaging without a large capital expenditure. As of December 31, 2003, we operated 33 check imaging centers located in 19 states. Our systems deliver a suite of check imaging products, including front and back imaging for customer statements, clearing and settlement, reconciliation and automated exception processing. Customers may print multiple check images in check sequence on a single page for inclusion in monthly statements, thereby reducing postage costs. This system allows bank employees and bank customers to retrieve imaged checks on personal computers to facilitate signature verification and improve research. It also allows corporate customers to receive periodic statement information on CD-ROM or electronically to facilitate financial and cash management objectives. We provide these services through our service bureau operations and via Renaissance Imaging®, our proprietary software system that allows bank to perform imaging services in-house.

We also provide lockbox processing services, primarily to retail, wholesale, and property management companies. All lockbox transactions are transmitted daily to our customers for posting to their account receivable system. Using our imaging technology, we provide our customer with images of the payment, remittance advice, and any correspondence included with the payment.

Data Communications Management

We provide efficient, reliable and secure solutions for the data communications needs of our customers and maintain nationwide data communications coverage. This service allows us to serve as a single point of contact for our customers’ data communications needs. We operate a frame relay network, which serves as the principal conduit through which we deliver our EFT and other technology products and services to our customers.

We offer a full line of communications services, including management of equipment, local lines and long distance, and equipment necessary to support data transfer with our data centers and throughout a financial institution’s branch structure and headquarters. We design and manage various local and wide area communications networks for our customers. We also offer BorderShield(TM), a suite of cost effective information technology security services and management reporting tools that enable banking, credit union, insurance and other financial institutions to proactively manage their information security needs and regulatory compliance initiatives as described within the Gramm-Leach-Bliley Act. Under a marketing agreement with Guarded Networks, Inc., we market the service to financial institutions and other customers and assist Guarded Networks with customer support.

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

To complement our product and service offering described above, we provide a variety of related services, software products and equipment. Our ancillary products include:

•	AccountFolio™, a software system for loan and account portfolio management,

•	TellerPlus™, an online teller platform system,

•	Vision®, an advanced report storage and retrieval system,

•	CallReporter®, regulatory reporting software, and

•	RiskMonitor®, interest rate analysis software for financial institutions.

•	Platform solutions

–	Loan & Deposit

–	Customer Relationship Management

Merchant Division

During 2002, we acquired iBill and EPX, which substantially expanded our merchant services operations. Our merchant services division, which operates under the name InterCept Payment Solutions, delivers comprehensive payment processing services using internet-based technology. We enable acceptance of all major payment types, and all payment methods, offering customized solutions that fit each client’s processing needs, including: credit card, purchase card, debit and electronic check payments; through Internet, point of sale, call center, mail order and wireless channels; and across business-to-consumer and business-to-business platforms. We offer a single source for payment solutions, eliminating a need for businesses to establish multiple relationships with banks, front-end system providers, gateways, ISOs (independent sales organizations) and back-end processing companies. Our value-added services include 24 X 7 customer care and technical support, real-time online transaction and chargeback reporting, and complete risk and compliance management.

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

Our primary merchant processing centers are located in New Castle, Delaware and Deerfield Beach, Florida.

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

In our core banking and data processing business, we compete with several national and regional companies including Fiserv, Inc., Jack Henry & Associates, Inc., and Fidelity National Financial Inc. Our principal EFT competitors include regional ATM networks, regional and local banks that perform processing functions, non-bank processors and other independent technology and data communications organizations including Fiserv, Inc. and Fifth Third Bancorp. In our check imaging and processing business, we compete with a number of national and regional companies including Fiserv Inc., Advanced Financial Solutions, Inc., Wausau Financial Systems, Inc. and BISYS.

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

Merchant Division

In our merchant services division we compete against several national service providers, as well as banks that provide these services to their merchant customers. Our competitors include large merchant processors like Chase Merchant Services, National Processing Company, Paymentech, U.S. Bancorp/NOVA, First Data Corporation, and others. The most significant competitive factors related to merchant services are quality, features and functionality, reliability of service and price.

Sales and Marketing

Financial Institutions Division

At December 31, 2003, our sales division was composed of 48 sales representatives, product specialists and other, who sell all of our products and services to our customers in specified geographic regions. Because they have the ability to sell our full range of products and services, our sales representatives can capitalize on their relationships with financial institutions. Although the sales representatives are trained on each product line, we also employ several product specialists who are available to assist the direct salesperson in the specifics of certain technical products. We offer products and services on both a stand-alone basis and in combination with one or more of our products and services.

Our marketing efforts include obtaining referrals and endorsements from our customers and various banking related organizations. We currently have exclusive marketing agreements with six of the 19 bankers’ banks and have other relationships with four additional bankers’ banks. Bankers’ banks are local or regional businesses that provide a variety of products and services to financial institutions that lack the means to offer them to customers due to cost, location, lack of resources or other circumstances. Bankers’ banks also provide financial support to institutions and offer advice regarding operations, profitability and federal and/or state regulations. Through our relationship with these bankers’ banks, we have referral sources to thousands of financial institutions nationwide.

Merchant Division

On December 31, 2003, our sales force was comprised of 32 sales representatives offering a full range of payment processing solutions, products and services to customers in all 50 states and European markets. The sales organization is trained on multiple product lines and supported by sales specialists who assist in the technical application of complex products. Products are offered on both a stand-alone basis and packaged into processing solution suites, such as credit card and ACH, to meet the business needs of our merchants.

Marketing efforts include direct solicitation of merchants, referrals and endorsements from various banking partners and associations. We currently have exclusive marketing agreements with more than 70 banks and marketing associations. These community banking associations enable us to leverage existing distribution channels and customer loyalty to acquire payment processing customers.

Government Regulation

Our financial institutions division is not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. Because we provide services to these financial institutions, however, our operations are regularly examined by the Federal Deposit Insurance Corporation. This agency can make findings or recommendations regarding various aspects of our operations, and we generally must follow these recommendations to continue our data processing operations. In addition, independent auditors perform an annual review of our operations to provide internal control evaluations for our clients’ auditors and regulators.

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

Intellectual Property and Other Proprietary Rights

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

Financial Institutions Division

We currently operate full-service data centers, software system development centers or item processing and back-office service centers in the following cities:

•	Birmingham, Alabama;

•	Jonesboro, Arkansas;

•	Burbank, California,

•	Colorado Springs, Colorado;

•	Windsor, Connecticut

•	Jacksonville, Miami and Tampa, Florida;

•	Macon, Norcross, Oakwood, and Thomson, Georgia;

•	Lombard, Illinois; Lenexa, Kansas;

•	Chelmsford and Norwood, Massachusetts;

•	Carlstadt and Thorofare/West Deptford, New Jersey;

•	Utica and Woodbury, New York;

•	Greensboro, North Carolina;

•	Reading, Pennsylvania

•	Oklahoma City, Oklahoma;

•	Cayce, South Carolina;

•	Cookeville, Maryville and Nashville, Tennessee;

•	Austin, Dallas, Houston and San Antonio, Texas;

•	Richmond, Virginia;

•	and Tukwila, Washington.

We own the facilities in Thomson, Georgia and Maryville, Tennessee and lease the remaining locations.

We lease office space in Calabasas Hills and Woodland Hills, California and Memphis, Tennessee primarily to support our sales and marketing efforts in these areas. We believe our facilities are adequate for our needs and do not anticipate any material difficulty in replacing such facilities or securing facilities for new offices.

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

(1) We brought an action on March 15, 2002 against Midwest Payment Systems, Inc. (“MPS”) in the U.S. District Court in the Eastern District of Tennessee seeking a declaration as to the rights and legal relations of InterCept, MPS and the customer banks under the contracts that we and the banks have with MPS and asserting a claim for tortious interference with contractual relations. On April 3, 2002, InterCept and MPS agreed to a consent order pursuant to which MPS agreed to continue to provide services on a month-to-month basis so that InterCept can continue to service its customers who use MPS for ATM/EFT services. Both InterCept and MPS agreed not to solicit the ATM/EFT business of the customer banks until final resolution of the lawsuit, and both companies agreed to limited communications with the customers regarding the lawsuit. MPS answered our complaint and brought its own claims against us, including tortious interference with contract, breach of contract and breach of fiduciary duty. In February 2004, InterCept and MPS settled the dispute. Under the terms of the settlement, InterCept paid MPS a deconversion fee of $25,900 to terminate its contract with MPS. The InterCept customer banks who used MPS services will have the option of terminating their contracts with MPS and signing new agreements with InterCept without paying any penalties. For each bank that signs a new InterCept contract, InterCept will pay MPS an amount equal to approximately nine months of the revenue that MPS was receiving from the bank. In the event that the InterCept customer banks convert from MPS, InterCept will pay a total of approximately $250,000 to MPS.

(2) On September 30, 2002, Perfect10, Inc. filed a lawsuit in the Central District of California against iBill; CCBill, LLC; Paycom Billing Services, Inc; IMA Enterprises, Inc.; Cybertech Communications NV; Network Authentication Systems Corporation; Cavecreek Wholesale Internet Exchange; Netpass Systems, Inc; Internet Key, Inc; and other defendants asserting causes of action for copyright infringement, trademark infringement, violations of privacy rights, RICO, false advertising, unfair competition and related claims. The complaint seeks a broad range of remedies, including actual damages, treble damages, an accounting of profits attributable to the allegedly infringing conduct, injunctive relief and other remedies. Plaintiff seeks recovery of unspecified millions of dollars. The plaintiff contends that iBill, which rendered billing services in connection with certain websites, is liable under theories of secondary liability and conspiracy for the alleged wrongdoing.

The court has bifurcated discovery in the case into phases to determine whether iBill and other defendants are immune from liability under the Digital Millennium Copyright Act and Communications Decency Act. Discovery in the suit has only recently begun. We believe the claims are without merit and will vigorously defend the lawsuit and assert applicable defenses. iBill has filed a claim with its insurance carrier, which is presently assisting with the defense. It is too early in the proceeding to evaluate the probability of a favorable or unfavorable outcome, or the amount of any potential loss that we would suffer in the event of an unfavorable outcome.

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

On February 18, 2004, we announced that we have reached an agreement to settle the case. Under the terms of the proposed settlement agreement, which was filed with the court on February 17, 2004, InterCept and its insurance carrier will pay $5.3 million to the plaintiffs and their counsel. We will fund $3.95 million and our insurance carrier will fund $1.35 million of the proposed settlement, which is subject to court approval. Upon final approval of the settlement, the pending claims against InterCept and the individual defendants will be dismissed without any admission of liability or wrongdoing. Investors should note, however, that the court may not approve the litigation settlement or the settlement may not be consummated on the terms described.

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

(5) On or about July 17, 2003, a former customer of Internet Billing Company, Trade News Corporation, NV (“Tradenews”) served a demand on iBill for arbitration claiming negligence, intentional misrepresentation, breach of contract, violation of Florida’s Deceptive and Unfair Trade Practices Act, breach of implied covenant, and breach of oral contract. The demand claimed damages in excess of $20,000,000. We believe that the claims made in the demand were totally without merit. We engaged in supervised mediation and settlement discussions with Tradenews, but were not able to settle the case prior to arbitration. The arbitration was held October 21-24, 2003, and the arbitrator awarded Tradenews approximately $800,000 in damages and $210,000 for fees and expenses.

(6) On October 15, 2003, Edward Lipton filed a lawsuit in Broward County (Florida) Circuit Court against InterCept Payment Solutions, Inc. (IPS) and Raymond Moyer, the former chief executive officer of IPS. Lipton contends that IPS breached an oral contract by failing to provide complete and accurate credit card chargeback information to companies owned by Lipton. Lipton further alleged claims for fraud, breach of fiduciary duty, and unfair and deceptive trade practices. After a motion by IPS, the case was removed to the U.S. District Court for the Southern District of Florida. We believe Lipton’s claims are without merit and will vigorously defend the lawsuit. On March 3, 2004, IPS filed a motion to dismiss the action. It is too early in the proceeding to evaluate the probability of a favorable or unfavorable outcome, or the amount of any potential loss that we would suffer in the event of an unfavorable outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Our common stock is quoted on the Nasdaq National Market under the symbol “ICPT.” As of March 10, 2004, we had approximately 102 holders of record of our common stock, representing approximately 2,625 beneficial owners.

The table below sets forth for the periods indicated the high and low sales prices of our common stock as reported by the Nasdaq National Market.

	Price Range
	High	Low
Year Ended December 31, 2002
First Quarter	$43.25	$34.83
Second Quarter	$36.55	$17.64
Third Quarter	$21.24	$9.70
Fourth Quarter	$18.25	$9.35

Year Ended December 31, 2003
First Quarter	$19.11	$4.00
Second Quarter	$9.25	$4.22
Third Quarter	$14.75	$8.11
Fourth Quarter	$13.74	$8.20

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Our credit facility led by Bank of America prohibits us from paying cash dividends without the consent of our lenders. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

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

	Year Ended December 31,
	1999(a)	2000(a)	2001(a)	2002	2003
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$56,024	$74,514	$140,224	$226,702	$258,529
Costs of services	24,117	31,827	64,449	113,405	133,002
Selling, general and administrative expenses (b)	20,992	27,017	42,504	74,768	106,713
Depreciation and amortization	4,462	4,403	11,483	15,617	20,846
Impairment charge (c)	0	0	0	20,005	130,652

Total operating expenses	49,571	63,247	118,436	223,795	391,213

Operating income (loss)	6,453	11,267	21,788	2,907	(132,684)
Interest and other income (expense), net	39,172	11,825	2,667	1,860	(4,791)

Income (loss) before provision (benefit) for income taxes, equity in loss of affiliate and minority interest	45,625	23,092	24,455	4,767	(137,475)
Provision (benefit) for income taxes	12,804	(2,454)	3,144	(1,294)	(32,651)
Equity in loss of affiliate	(15,352)	(30,710)	(16,848)	(8,346)	(4)
Minority interest	(120)	(28)	(19)	(31)	(55)

Net income (loss) before preferred stock dividends	17,349	(5,192)	4,444	(2,316)	(104,883)
Preferred stock dividends	0	0	0	0	(146)

Net income (loss) attributable to common shareholders	$17,349	$(5,192)	$4,444	$(2,316)	$(105,029)

Net income (loss) per common share:
Basic	$1.72	$(0.41)	$0.29	$(0.12)	$(5.29)

Diluted	$1.64	$(0.41)	$0.27	$(0.12)	$(5.29)

Weighted average common shares outstanding:
Basic	10,095	12,820	15,434	18,789	19,839
Diluted	10,564	12,820	16,397	18,789	19,839

	As of December 31,
	1999	2000	2001	2002	2003
Balance Sheet Data:
Cash and cash equivalents	$2,145	$8,061	$24,917	$24,071	$9,747
Working capital	3,692	56,907	93,487	(8,790)	(11,516)
Total assets	100,895	142,126	283,268	472,614	324,052
Long-term debt, less current maturities	12,669	4,513	465	39,425	24,000
Shareholders’ equity	60,068	121,470	259,811	315,059	221,162

(a)	Effective January 1, 2002, we adopted Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” which requires that customer reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Comparative financial statements for 1999, 2000 and 2001 have been reclassified to provide consistent presentation. Customer reimbursements represent direct costs paid to third parties primarily for postage and travel expenses. The adoption of Issue No. 01-14 did not impact our financial position, operating income or net income.
(b)	Includes charges in the fourth quarter of 2003 of $4.2 million for settlement of the class action securities lawsuit and $4.3 million for settlement of a dispute with former shareholders of EPX.
(c)	In 2002 and 2003, the operations and business climate of the merchant services segment changed. As a result, we determined that the carrying amounts of intangible assets in the merchant services segment may not be recoverable. In accordance with SFAS No. 142 and SFAS No. 144 we estimated the fair value of the assets and compared the amounts to the carrying values of the assets. Based on this comparison, we determined that certain assets were impaired and we recorded an impairment charge of $20.0 million during 2002 and $130.7 million during 2003. See note 6 to our audited financial statements for a discussion of these impairments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of this report is composed of seven subsections:

•	Pending Sale of Merchant Services Division;

•	Overview, where we explain our business segments, how we generate and account for our revenue, among other things

•	Recent Developments, where we address the following developments and events:

•	agreement to settle class action; and

•	our agreement with Sovereign Bank to provide item processing and check imaging services and our progress in transitioning those services to us;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations;

•	Critical Accounting Policies; and

•	Disclosure Regarding Forward-Looking Statements, where we discuss various risks that we face.

Pending Sale of Merchant Services Division

On February 11, 2004, we announced that we had entered into a letter of intent for the sale of our merchant services division, InterCept Payment Solutions (IPS). The potential purchaser under that letter of intent was an independent provider of merchant payment services for both traditional and web-based merchants. Although that potential purchaser originally intended to purchase the entire division, we are now negotiating with that potential purchaser and another independent bidder to sell to one of them the merchant division assets other than iBill. We are now negotiating to sell iBill to another independent buyer.

We believe we are close to reaching final agreements with the entity seeking to buy the iBill assets and one of the bidders for the remaining assets. We believe that the aggregate sales price for the entire division is likely to be higher than the $37.4 million announced on February 11. If we close these sales in the near future as we anticipate, we will disclose the material terms of the sales by press release and by filing a Current Report on Form 8-K.

Our financial results for prior years reflect our ownership of the merchant services business, and we have described that business and its risks in this annual report. Assuming we sell the business as we anticipate, we will not own it going forward, and investors should take that into account in evaluating our financial results. We cannot assure investors that we will sell the merchant services business as we anticipate, and if we are unsuccessful in doing so, we may have to hold and operate the business indefinitely. See Anticipated Effects of Sale of Merchant Services Division on our Future Results of Operations and Liquidity and Capital Resources below for additional information.

Overview

Our operations are comprised of two business segments: financial institution services and merchant services. In our financial institution services segment, we derive revenues primarily by providing software systems, data processing services and related equipment and services to financial institutions. In our merchant services division, we provide credit card and other merchant processing services to financial institutions and merchants. This Overview section explains how we generate and recognize revenues and also summarizes certain other information that we believe is useful in evaluating our financial statements and performance. Please see Disclosure Regarding Forward-Looking Statements for cautions regarding the forward-looking statements we make in this report and an explanation of various risks we face.

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

In our service bureau operations, we generate core data processing revenues from service and processing fees based primarily on the number of accounts and number of CIF records we service for our financial institution customers and the number of transactions we process. We recognize these revenues as we perform the services. We also generate revenues from the licensing of our core data processing systems. We recognize revenues for licensing these systems in accordance with Statement of Position 97-2 on “Software Revenue Recognition,” using the residual method prescribed in SOP 98-9 issued by the American Institute of Certified Public Accountants. We recognize software license fees and hardware and installation revenue when we have signed a non-cancelable license agreement, installed the product and satisfied all significant obligations to the customer. We recognize maintenance fees over the term of the maintenance period. We sell some of our software and hardware products through five-year, sales-type lease agreements under which customers make annual installment payments. These annual payments include the initial installation and an ongoing license fee. We recognize revenue attributable to installation fees and the sale of equipment upon installation. License fees are deferred and recognized ratably over the period of the lease.

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

We derive EFT revenues principally from processing ATM and debit card transactions. We receive a base fee for providing our ATM processing services and an additional fee for each additional ATM and network serviced. Once the number of transactions by a financial institution exceeds established levels for that customer, we charge additional fees for these transactions. For some debit card transactions, we receive a portion of the interchange fees generated by our financial institution customers, and we charge a monthly fee if our customers transactions do not meet a specified minimum dollar amount of transactions for a particular month. Most charges under our EFT service agreements are due and paid monthly. During the second quarter of 2002, we began implementation of a new debit card pricing structure, under which we receive a flat fee for each transaction processed. Under the new pricing, we do not receive a portion of the interchange fee for processing debit card transactions. The change to our pricing structure has reduced our per-transaction earnings from debit card processing in excess of $50,000 per month, but it has also materially reduced our exposure to the changes in interchange fees that have been or may be implemented by Visa and MasterCard. See Risk Factors – Risks Related to Financial Institution Services Industry – Our revenues may decrease as a result of legal actions against Visa and MasterCard.”

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

For merchants using our merchant account, we retain a portion of our merchant payouts for a period of six months to cover potential merchant credit losses that can arise as a result of, among other things, disputes between cardholders and merchants or association fines related to charge-back activity. The aggregate withheld amount is sometimes referred to as the “holdback,” and our aggregate liability to refund the holdback is included in the line item “Client payouts” in the balance sheet contained in the consolidated financial statements included in this report. If disputes are not resolved in the merchant’s favor, the transaction is charged back to us and the purchase price is refunded to the merchant’s customer. If we are unable to collect from the merchant, we bear the credit risk for the full amount of the transaction. Our acquiring bank partners also establish and hold reserves for merchant credit losses for merchants using our solution. If transactions are charged back to our banks and our banks are unable to collect from the merchants, we bear the credit risk for amounts in excess of reserves held by the banks. The holdback provides us with funds to address these credit risks. After the six month holdback period expires, we refund the holdback to the merchant. For merchants who continue to use our services, we withhold and refund holdbacks in a rolling process so that as new transactions are processed we withhold a portion as the holdback, while at the same time refunding the holdbacks for which the six month period has expired.

Recurring Revenues and Customer Reimbursements

For the year ended December 31, 2003, approximately 92% of our total revenues were recurring revenues. Recurring revenues result from regular monthly, quarterly or annual payments by our customers for ongoing services they use in connection with their businesses and for transaction processing of debit, ATM, credit and ACH transactions that occur under long-term agreements. These revenues do not include conversion or de-conversion fees, initial software license fees, installation fees, hardware sales or similar activities. Because most of our customer contracts require the payment of monthly charges and have original terms of three to five years, we have a high percentage of recurring revenues. Customer reimbursements reflect pass-through items, primarily postage, that we bill to our customers.

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

On December 31, 2002, Certegy, Inc. acquired substantially all of the assets of Netzee for approximately $10.4 million. In January 2003, we received approximately $2.3 million in payment on the line of credit that we jointly provided with John H. Harland Company to Netzee and $473,000 for the purchase of the common stock of Netzee that we owned. As of December 31, 2002, we recorded a one-time charge of $5.4 million related to the sale of Netzee. We received approximately $380,000 during the second quarter of 2003 and $410,000 in the fourth quarter of 2003, which is included in “Other Income (expense) net” in the financial statements, from escrow accounts established at the time of closing.

Public Offerings and Acquisitions

On January 4, 2001, we acquired the U.S. core data processing, check imaging and item processing operations, as well as the BancLine software, from SLM. We paid $40.0 million in cash and issued or agreed to issue up to approximately 1.25 million shares of our common stock in the transaction, including up to 385,872 shares that represented contingent consideration. As of December 31, 2003, 143,566 of the contingent shares had been earned and 242,306 shares will never be earned.

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

In June 2002, we acquired certain item and remittance processing and statement rendering assets from Affiliated Computer Services, Inc. (“ACS”). The assets included two locations in Woodbury and Utica, New York. Consideration for this purchase was approximately $7.5 million plus certain prepaid items.

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

Recent Developments

In addition to the pending sale of our merchant processing business as noted above, we have two other recent developments of note during 2003 and to date in 2004:

Agreement to Settle Class Action Litigation

On February 18, 2004, we announced that we have reached an agreement to settle the class action securities cases filed in the United States District Court for the Northern District of Georgia. Under the terms of the proposed settlement agreement, which was filed with the court on February 17, 2004, InterCept and its insurance carrier will pay $5.3 million to the plaintiffs and their counsel. We will fund $3.95 million and our insurance carrier will fund $1.35 million of the proposed settlement, which is subject to court approval. We have taken a one-time charge of $4.2 million in the fourth quarter of 2003 for the settlement and related costs and expenses (the settlement terms were reached in December 2003). Upon final approval of the settlement, the pending claims against InterCept and the individual defendants will be dismissed without any admission of liability or wrongdoing. Investors should note, however, that the court may not approve the litigation settlement or the settlement may not be consummated on the terms described.

Sovereign Bank Update

In January 2003, we executed a definitive agreement with Sovereign Bank for item processing and check imaging services. Sovereign is a $45 billion financial institution headquartered in Pennsylvania with approximately 535 community banking offices in New England and the Mid-Atlantic states. To accommodate Sovereign’s item and check processing needs, we have opened four new check image processing centers and significantly expanded two other centers. We began transitioning Sovereign Bank’s item and check processing services to us in July 2003 and completed the transition of all Sovereign’s community banking offices in December 2003. Sovereign is now our largest customer. We anticipate that we will recognize more than $120 million in total revenue over the six- year term of the agreement with Sovereign. We issued 375,000 shares of our common stock to Sovereign upon execution of the Sovereign letter of intent in October 2002, and the value of the shares will be amortized over the term of the processing agreement as a reduction of revenue.

Results of Operations

The following table sets forth the percentage of revenues represented by certain items in our consolidated statements of operations for the indicated periods.

	Year Ended December 31,
	2001	2002	2003
Revenues	100.0%	100.0%	100.0%

Costs of services	46.0	50.0	51.4
Selling, general and administrative expenses	30.3	33.0	41.3
Depreciation and amortization	8.2	6.9	8.1
Impairment charge	0	8.8	50.5

Total operating expenses	84.5%	98.7%	151.3%

Operating income (loss)	15.5%	1.3%	(51.3)%
Interest and other income (expense) , net	1.9%	0.8%	(1.9)%

Income (loss) before provision (benefit) for income taxes, equity in loss of affiliate and minority interest	17.4%	2.1%	(53.2)%

Provision (benefit) for income taxes	2.2	(0.6)	12.6
Equity in loss of affiliate	(12.0)	(3.7)	0.0
Minority interest	0.0	0.0	0.0

Net income (loss) before preferred stock dividends	3.2%	(1.0)%	(40.6)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues. Revenues increased 14.0% to $258.5 million for the year ended December 31, 2003 from $226.7 million for the year ended December 31, 2002. The $31.8 million increase was primarily related to:

(a)	$25.1 million generated by an increase in financial institution services revenue, and

(b)	$6.7 million generated by an increase in merchant services.

The $25.1 million increase in financial institution service revenue is comprised of:

(a)	a $23.3 million increase in service fee income and

(b)	a $1.2 million increase in data communications income and

(c)	a $600,000 increase in hardware sales.

These financial institution services increases are attributable to internal growth. The revenue growth is primarily due to volume increases rather than price increases.

The $6.7 million increase is a combination of the operations of iBill and EPX being included for the full year period in 2003 compared with only a portion of the same period in 2002. When the revenue for the merchant services division is annualized for comparison between 2002 and 2003, the revenue has decreased during 2003. On an annual basis the increase is not higher due to the customer attrition resulting from our efforts to remain in compliance with charge-back thresholds and other rules of credit card associations.

Costs of Services. Costs of services increased 17.2% to $133.0 million for the year ended December 31, 2003 from $113.4 million for the year ended December 31, 2002. The $19.6 million increase was primarily attributable to:

(a)	an increase of $500,000 related to merchant services income, primarily due to the acquisitions of iBill and EPX during 2002, and

(b)	$19.0 million related to financial institution services income.

The $19.0 million increase in costs related to financial institution services income is comprised of:

(a)	a $16.8 million increase in service fee costs and

(b)	a $1.7 million increase in costs of data communications, and

(c)	an increase in hardware costs of $500,000.

The increases are attributable to internal growth. Gross margins decreased to 48.6% for the year ended December 31, 2003 from 50.0% for the year ended December 31, 2002. The declining gross margins are primarily related to product mix, costs related to the Sovereign conversion and pricing pressure in our EFT processing unit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 42.7% to $106.7 million for the year ended December 31, 2003 from $74.8 million for the year ended December 31, 2002. The $31.9 million increase included (a) $7.3 million related to merchant processing service expenses primarily related to the acquisitions of iBill and EPX, and (b) $24.6 million of financial institution service expenses. The increase in merchant processing service expense is related to the settlements of $800,000 each for two customer disputes. The increase in financial institution service expenses is primarily due to the $4.3 million settlement with the EPX shareholders, the $4.2 million class action settlement, legal fees associated with the settlements, fees associated with the special committee of the board of directors and additional personnel to support our growth and other miscellaneous expenses. Selling, general and administrative expenses as a percentage of revenues increased to 41.3% for the year ended December 31, 2003 from 33.0% for the year ended December 31, 2002, which is also due to the acquisitions of iBill and EPX.

Depreciation and Amortization. Depreciation and amortization increased 33.5% to $20.8 million for the year ended December 31, 2003 from $15.6 million for the year ended December 31, 2002. The $5.2 million increase was primarily attributable to $3.7 million associated with the financial institutions division resulting from additional property, plant and equipment depreciation due to the asset purchases for the Sovereign Bank contract and $1.5 million due to the amortization of intangible assets resulting from the acquisitions of iBill and EPX.

Impairment Charge. We recorded an impairment charge of $130.6 million associated with our merchant services division for the year ended December 31, 2003 due to the impairment of certain intangibles and goodwill related to the 2002 acquisitions of iBill and EPX. See Note 6 to our consolidated financial statements for a description of these intangibles and the charge related to each one. There was an impairment charge of $20.0 million for the year ended December 31, 2002 associated with these same intangibles.

Operating Income. For the foregoing reasons, operating income decreased $135.6 million to a loss of $132.7 million for the year ended December 31, 2003 from income of $2.9 million for the year ended December 31, 2002. As a percentage of revenues, operating income decreased to (51.3)% for the year ended December 31, 2003 from 1.3% for the year ended December 31, 2002.

Other Income, net. Other income, net decreased $6.7 million to expense of $4.8 million for the year ended December 31, 2003 from income of $1.9 million for the year ended December 31, 2002. The decrease was primarily due to a $3.7 million impairment to the SLM note receivable and other SLM obligations, reduced interest income from the SLM note receivable due to SLM declaring bankruptcy and penalties and fees associated with the Wachovia credit facility and the transfer of the line of credit to Bank of America.

Provision (Benefit) for Income Taxes. The effective tax rate for the year ended December 31, 2003 was 23.8% compared to 35.8% for the year ended December 31, 2002. The effective tax rate differs from the statutory rate during 2003 primarily due to permanent differences associated with impairment charges on non-deductible goodwill. The benefit for income tax rates includes $33.9 million and $7.8 of a tax benefit that we recorded on the impairment charge for 2003 and 2002 respectively. The Company has reviewed the deferred tax asset and has concluded that a valuation allowance is not necessary based on the Company’s future projections of taxable income.

Equity in Loss of Affiliate. Equity in loss of affiliate was $4,000 for the year ended December 31, 2003 and $8.3 million for the year ended December 31, 2002. The 2002 amount represents our share of Netzee’s losses in 2002 as well as our share of the loss due to the purchase of substantially all of Netzee’s assets by Certegy, Inc. on December 31, 2002. In January 2003, we received approximately $2.3 million in payment towards the line of credit and $473,000 upon redemption of our shares of Netzee common stock. In 2002 we recorded a one time charge of approximately $5.4 million associated with the sale of Netzee to Certegy.

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

Costs of Services. Costs of services increased 76.0% to $113.4 million for the year ended December 31, 2002 from $64.4 million for the year ended December 31, 2001. The $49.0 million increase was primarily attributable to:

(a)	an increase of $25.7 million related to merchant services income, primarily due to the acquisitions of iBill and EPX during 2002 including a $1.9 million MasterCard assessment,

(b)	$18.7 million related to financial institution services income and

(c)	$4.6 million generated by an increase in customer reimbursements.

The $18.7 million increase in costs related to financial institution services income is comprised of:

(a)	an $18.9 million increase in service fee costs and

(b)	a $200,000 increase in costs of data communications, offset by

(d)	a decrease in hardware costs of $400,000.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 75.9% to $74.8 million for the year ended December 31, 2002 from $42.5 million for the year ended December 31, 2001. The $32.3 million increase included (a) $21.5 million related to merchant processing service expenses primarily related to the acquisitions of iBill and EPX, and (b) $10.8 million of financial institution service expenses. The increase in financial institution service expenses is primarily due to personnel added from acquisitions, additional personnel to support our growth and other miscellaneous expenses. Selling, general and administrative expenses as a percentage of revenues increased to 33.0% for the year ended December 31, 2002 from 30.3% for the year ended December 31, 2001, which is also due to the acquisitions of iBill and EPX.

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

Other Income, net. Other income decreased $807,000 to $1.9 million for the year ended December 31, 2002 from income of $2.7 million for the year ended December 31, 2001. The decrease was primarily due to increased interest expense related to the higher outstanding balance on our line of credit with Wachovia Bank.

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

Anticipated Effects of Sale of Merchant Services Division on our Future Results of Operations

As described above, we anticipate selling our merchant services business in the near future. If that occurs as we anticipate, it will affect our future results of operations generally as follows:

Reduced Revenues. Revenues for our merchant services division were $61.4 million for 2003, approximately 23.7% of our revenues. Accordingly, our revenues will be materially lower in 2004 than in 2003 if we sell our merchant services division.

Reduction in Number of Employees and Associated Costs. If we sell our merchant services division, our number of employees will decrease from approximately 2,000 to approximately 1,700, and our related costs will decrease materially.

Reduced Exposure to Unanticipated Fines and Assessments. As disclosed elsewhere in this annual report, we have incurred substantial, and in many instances unanticipated, fines and assessments from card associations and banks related to our merchant services operations. If we sell our merchant services division as we anticipate, we will no longer incur those fines and assessments. Investors should note, however, that we anticipate agreeing with the purchasers of the merchant services division that we will indemnify them for assessments and fines arising out of pre-closing operations.

Liquidity and Capital Resources

Since our incorporation, we have financed our operations and capital expenditures through cash from operations, borrowings from banks and sales of our common and preferred stock. In the second half of 2003, we enhanced our liquidity and capital resources by:

•	obtaining a $60 million three-year credit facility from Bank of America,

•	issuing shares of Series A preferred stock for $10 million, and

•	obtaining $12 million in lease financing from GE Capital.

As of March 5, 2004, the outstanding balance on our credit facility was $24.0 million. We have no off-balance sheet arrangements. We believe that borrowings under our Bank of America facility, funds provided by operations and our GE Capital lease financing will be sufficient to meet our anticipated capital expenditures and liquidity requirements for at least the next 12 months as well as the longer term. We are unlikely to have repaid the credit facility in full by its maturity in September 2006 out of our cash from operations, so we face the prospect of refinancing that facility at that time if we have not repaid it from sales of assets or proceeds of additional equity offerings.

On February 18, 2004, we announced that we have reached an agreement to settle the class action securities cases filed in the United States District Court for the Northern District of Georgia. Under the terms of the proposed settlement agreement, which was filed with the court on February 17, 2004, InterCept and its insurance carrier will pay $5.3 million to the plaintiffs and their counsel. We will fund $3.95 million and our insurance carrier will fund $1.35 million of the proposed settlement, which is subject to court approval. We have taken a one-time charge of $4.2 million in the fourth quarter of 2003 for the settlement and related legal costs and expenses as the settlement terms were discussed and arrived upon in December 2003. Investors should note, however, that the court has the authority to deny the settlement or change it to terms different from those described.

During December 2003, we agreed in principle to settle a dispute with the former shareholders of Electronic Payment Exchange, Inc. Under the proposed settlement, we will pay $3,150,000 to the shareholders. A new company established by these shareholders will assume the lease for our location in Phoenix, Arizona and will assume title to all equipment located in that facility. We will contribute $400,000 to the Phoenix lease obligation over the next four years. One of the shareholders will deposit $250,000 into an escrow account to secure payment of the lease. IPS will license to the shareholders’ new company the software used by IPS in connection with its processing of transactions. The shareholders will be assigned various trademarks and domain names. In connection with the settlement, we recorded a charge of $4.3 million, which is included in selling, general and administrative expenses in the accompanying financial statements. In addition, Raymond Moyer’s $2.5 million note to IPS will be extended for three years and will be secured by a trading account with at least $3,000,000 in assets. Although this settlement has been agreed to in principle, a settlement agreement has not been executed, and it is thus subject to change.

As noted above, we anticipate selling our merchant services business in the near future. If that occurs, it will increase our liquidity and capital resources because we will use the net cash proceeds to pay down the outstanding balance of our credit facility. We currently anticipate we will receive net cash proceeds of approximately $5.5 million to $13.5 million at closing from the sale of merchant services, although these estimates may prove to be inaccurate.

Together with John H. Harland Company, we provided to Netzee an $18.0 million revolving line of credit secured by substantially all of its assets. On December 31, 2002, Netzee sold substantially all of its assets to Certegy, Inc. We received approximately $2.3 million in payment towards the line of credit and $473,000 in payment for our shares of Netzee common stock. In the fourth quarter of 2002, we recorded a one time charge of approximately $5.4 million associated with the sale of Netzee to Certegy.

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

We process MasterCard and Visa transactions through First Data. On March 14, 2003, First Data was notified by MasterCard of an estimated assessment with respect to iBill’s noncompliance with MasterCard’s charge-back rules. First Data notified us that MasterCard reviewed the historical charge-back percentages for InterCept and Old iBill for the period from January 1, 2001 through February 28, 2003 and determined that those percentages exceeded MasterCard’s limits. On March 31, 2003, First Data notified InterCept that MasterCard determined the final amount of the assessment to be $5.85 million. Of the $5.85 million, $3.5 million was recorded as an adjustment of the iBill purchase price, $1.9 million was recorded as an expense for the quarter ended December 31, 2002 and $450,000 was recorded during the first quarter of 2003. The MasterCard fine was deducted from iBill’s reserve held by First Data. As of December 31, 2003, the reserve balance was $5.3 million and is included in Other Noncurrent Assets in the balance sheet.

iBill’s former processor in Europe, Deutsche Bank, informed iBill that Mastercard assessed a fine to iBill for chargeback threshold violations for business processed through Deutsche Bank. Deutsche Bank also informed iBill that Mastercard assessed a fine to iBill for iBill’s failure to comply with Mastercard’s merchant rules in Europe. iBill expensed $519,000 during 2003 for these and other potential Mastercard fines.

We also face the possibility of fines from Visa for similar charge-back violations. We have concluded that Visa fines in excess of amounts withheld by us from merchant payouts are not probable, and accordingly, we have not recorded a liability under SFAS No. 5. Any fines could materially adversely affect our financial condition or results of operations.

Visa’s RIS program identifies merchants that have excessive fraud counts each month. Visa places merchants with monthly fraud activity in excess of 1,500 transactions and $50,000 and a fraud to sales ratio of .5% or more in the program. Fines under this program escalate from $5,000 in the first month of the program to $100,000 after the fifth month. iBill has been placed in the RIS program, and as of December 31, 2003, iBill incurred $160,000 in VISA RIS fines. iBill has informed its merchants that iBill will be passing this fine to the merchants.

In March 2002, MasterCard implemented a rule that requires all banks that submit transactions on behalf of a merchant to have a valid merchant agreement with that merchant. This rule applies whether the card is presented directly to the merchant or to a third-party payment facilitator, such as iBill. MasterCard notified iBill’s former and current acquiring banks for MasterCard transactions that iBill acquired transactions from merchants without the required merchant agreements. Because of this determination, MasterCard imposed assessments on the acquiring banks of $2,500 per day, retroactive to the day that the first noncompliant transaction was acquired through iBill. For the quarters ended March 31, 2003 and June 30, 2003, InterCept incurred and paid $225,000 and $10,000, respectively, of expense related to these potential assessments. On April 4, 2003, MasterCard notified iBill’s acquiring bank that MasterCard had accepted iBill’s plan to achieve compliance with MasterCard’s rules and that MasterCard had granted a suspension of the $2,500 per day assessments through August 22, 2003 to give iBill time to achieve full compliance. MasterCard has informed iBill that iBill was in compliance as of August 22, and iBill is presently seeking to confirm that MasterCard will not impose the assessments.

In June 2003, iBill became aware, and subsequently informed Visa, that it had processed certain transactions for merchants who were not registered with Visa. Visa assessed iBill $300,000 for these violations. iBill paid the assessment and we recognized it as an expense in the second quarter of 2003, but iBill may appeal the assessment because it self-reported the violation. Visa retained an independent party to review iBill’s processes to ensure that iBill has procedures in place to prevent additional processing of unregistered merchants in the future. The audit was conducted in October 2003, and iBill is waiting to hear from Visa regarding the results of the audit. If the results are unsatisfactory, Visa could assess additional fines for improper processing.

Visa has established a monitoring program for its acquiring banks in which Visa compares the number of fraudulent transactions processed through a bank against unpublished thresholds for a given industry. During the third quarter of 2003, Visa notified our acquiring bank that because we had exceeded Visa’s threshold for fraudulent transactions, Visa had imposed fines of $400,000. We recorded the $400,000 to expense in the third quarter of 2003. During the fourth quarter of 2003, Visa notified our acquiring bank that because we had exceeded Visa’s thresholds for fraudulent transactions, Visa had imposed fines of $200,000. We recorded the $200,000 to expense in the fourth quarter of 2003. iBill has informed its merchants that iBill will be passing this fine to the merchants. Because Visa does not publish these industry rates or our rates, we cannot estimate whether a fine will be imposed until Visa notifies us of the fine. Due to heightened fraudulent activity during the last several months of 2003 related to several specific merchants and transactions, however, we concluded that a fine is probable for these months. We have also accrued $400,000 for additional potential fines through December 31, 2003. We face the possibility of future fines from Visa if we continue to exceed these alert thresholds.

Effective October 1, 2003, Visa reduced the charge-back threshold from 2.5% to 1.0% for Visa USA transactions and effective January 1, 2004, the chargeback threshold will drop from 2.5% to 2% for Visa International transactions. Visa began reviewing iBill’s sponsored merchants’ chargeback ratios at the new compliance thresholds and identified several significant merchants who were out of compliance with the new thresholds. iBill has continued to work with these sponsored merchants to reduce charge-backs; however, as of December 31, 2003, these merchants were still not in compliance and Visa began to increase the level of scrutiny on these merchants’ transactions. If the merchants are unable to comply with Visa’s programs, the merchants could be fined and ultimately disqualified from processing Visa transactions.

We cannot predict with certainty whether Visa and MasterCard will fine us, and if so, the amounts of those fines. Any fines could materially adversely affect our financial condition and result of operations.

Cash and cash equivalents were $9.7 million at December 31, 2003. Short-term investments with a maturity of one year or less were $12,000 at December 31, 2003. Net cash provided by operating activities was $14.4 million for the year ended December 31, 2003, $45.9 million for the year ended December 31, 2002 and $17.7 million for the year ended December 31, 2001. The decrease in the net cash provided by operating activities was primarily attributable to decreased net income and a significant reduction in the client payout liability primarily due to the reduction in customers in our merchant division partially offset by an increase in accrued liabilities.

Net cash used in investing activities was $1.2 million for the year ended December 31, 2003. Net cash used in investing activities was $108.8 million for the year ended December 31, 2002 and $106.9 million for the year ended December 31, 2001. The increase in net cash provided by investing activities was primarily due to the acquisitions of iBill, EPX and certain assets of ACS during 2002 and was positive in 2003 due to the redemption of short-term investments, partially offset by the purchases of fixed assets primarily related to the Sovereign conversion.

Net cash used in financing activities was $27.5 million for the year ended December 31, 2003. Net cash provided by financing activities was $62.0 million for the year ended December 31, 2002 and $106.1 million for the year ended December 31, 2001. The decrease in net cash provided by financing activities was primarily due to the repayment of debt with the proceeds from the maturity of several certificates of deposit and the $10.0 million preferred stock investment.

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

Contractual Obligations

The following table outlines our various contractual obligations.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$25,000	$1,000	$24,000	$—	$—
Capital Lease obligations	121	121	—	—	—
Operating Lease Obligations	61,088	12,341	22,619	16,497	9,631

We have entered into employment agreements with some of our executive officers. These employment agreements are for varying terms that provide for payment of amounts upon change of control and termination without cause.

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

Income Tax Estimates

We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors. A large portion of our deferred tax assets are comprised of temporary differences resulting from the impairment charge recorded for the merchant division. Recovery of that impairment charge is dependent on the amount and timing of taxable income we will ultimately generate in the future, as well as other factors. Based on our estimate of future taxable income, we believe we will eventually use these deferred tax assets, and accordingly we have not recorded a valuation allowance.

Revenue recognition

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

Recurring Revenues and Customer Reimbursements

For the year ended December 31, 2003, approximately 90%, of our total revenues were recurring revenues. Recurring revenues result from regular monthly, quarterly or annual payments by our customers for ongoing services they use in connection with their businesses and for transaction processing of debit, ATM, credit and ACH transactions that occur under long-term agreements. These revenues do not include conversion or de-conversion fees, initial software license fees, installation fees, hardware sales or similar activities. Because most of our customer contracts require the payment of monthly charges and have original terms of three to five years, we have a high percentage of recurring revenues. Customer reimbursements reflect pass-through items, primarily postage, that we bill to our customers.

Contingencies

We record contingencies in accordance with SFAS No. 5. When a loss contingency exists under SFAS No. 5, the likelihood that the contingency will result in the impairment of an asset or the incurrence of a liability must be identified as remote, reasonably possible or probable. The identification as remote, reasonably possible or probable and whether the amount can be reasonably estimated determines whether the potential loss is recorded in the financial statements or disclosed in the notes to the financial statements or both.

As described in detail above in Liquidity and Capital Resources, we have been fined by MasterCard and may be fined by Visa. On March 14, 2003, First Data was notified by MasterCard of an estimated assessment with respect to iBill’s noncompliance with MasterCard’s charge-back rules. First Data notified us that MasterCard reviewed the historical charge-back percentages for InterCept and Old iBill for the period from January 1, 2001 through February 28, 2003 and determined that those percentages exceeded MasterCard’s limits. On March 31, 2003, First Data notified InterCept that MasterCard determined the final amount of the assessment to be $5.85 million. Of the $5.85 million, $3.5 million was recorded as an adjustment of the iBill purchase price, $1.9 million was recorded as an expense for the quarter ended December 31, 2002 and $450,000 was recorded during the first quarter of 2003. The MasterCard fine was deducted from iBill’s reserve held by First Data. As of December 31, 2003, the reserve balance was $5.3 million and is included in Other Noncurrent Assets in the balance sheet contained in our consolidated financial statements.

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

Fair value of assets acquired and liabilities assumed in purchase combinations

Our purchase combinations require us to estimate the fair value of the assets acquired and liabilities assumed in our business. In general, we determine the fair value based upon information supplied by the management of the acquired entities and valuations by independent appraisal experts. The valuations have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. In connection with our acquisition, we have recorded a significant amount of intangible assets. These assets are being amortized over the expected economic lives of the assets, generally ranging from five to 20 years. We are required to evaluate the remaining useful lives of our intangible assets that are being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. We are also required to test the carrying amount of these assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

An annual impairment test for goodwill was performed as December 31, 2003 for the financial services and the merchant services division. The annual impairment analysis of the financial services division resulted in no indication of impairment and therefore no write-off of goodwill was recorded in 2003. Our management also determined that there was no triggering event under SFAS No. 144 for the intangible and tangible assets of the financial services division in 2003 and that no impairment test was required.

The decline in operations of the merchant services division and certain changes in the compliance environment discussed more fully below however, required us to perform an impairment analysis of the long lived assets of the merchant services division in the fourth quarter of 2003 under the provisions of SFAS No. 144. In addition, although our merchant services division was not held for sale as defined under SFAS No. 144, during the fourth quarter of 2003 our management determined that it was more likely than not that the division or a significant portion of the related assets would be sold or otherwise disposed of. Therefore, we performed an impairment analysis of the intangible and long lived tangible assets of our merchant services division in the fourth quarter. We then performed an impairment test of goodwill under SFAS No. 142 for the goodwill allocated to our merchant services division. The following paragraphs detail the analysis performed and the details of the impairment charges recorded for the intangible assets of $15.9 million and goodwill of $114.8 million in the fourth quarter of 2003.

Effective October 1, 2003, Visa reduced the charge-back threshold from 2.5% to 1.0% for Visa USA transactions. Visa began reviewing iBill’s sponsored merchants’ charge-back ratios at the new compliance thresholds and identified several significant merchants who were out of compliance with the new thresholds. iBill has continued to work with these sponsored merchants to reduce charge-backs; however, as of December 31, 2003, these merchants were still not in compliance and Visa began to increase the level of scrutiny on these merchants’ transactions. If the merchants are unable to comply with Visa’s programs, the merchants could be fined and ultimately disqualified from processing Visa transactions. Due to the these changes in the business climate in the fourth quarter of 2003 as well as the likelihood of a sale of the division or a significant portion of the related assets, we determined that the carrying amounts of intangible assets in the merchant services segment may not be recoverable. We estimated the undiscounted future cash flows associated with the assets and compared the amounts to the carrying values of the assets. Based on this comparison, we determined that certain assets were impaired. To quantify the impairment loss, we estimated the fair value of the assets based on the discounted future cash flows associated with the assets and recorded an impairment loss of $20.0 million for 2002 and $130.7 million for 2003 equal to the difference in the fair value and carrying amount of the assets. We also evaluated the remaining useful lives of our intangible assets subject to amortization. Based on changes in merchant attrition rates in the EPX reporting unit, we have shortened the useful life of EPX customer relationships from 20 years to 10 years in 2002 and shortened the useful life of the iBill customer relationships from 10 years to 5 years in 2003. We will amortize the revised carrying amount after the impairment loss above based on the new useful life. We concluded that the remaining useful lives of all other intangible assets were appropriate as of December 31, 2003. We will continue to evaluate these lives on an annual basis, and if we determine that we have over-estimated the economic life of these assets, we will begin to amortize the remaining unamortized carrying value of the assets over the newly estimated life. Accordingly, depreciation and amortization expense could be increased, and the amount of any increase could be material to our results of operations.

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

Beginning in the second quarter of 2002, we then applied EITF 99-10, “Percentage Used to Determine the Amount of Equity Method Losses,” which addresses the percentage of ownership that an investor should use to compute equity method losses when the investment in a company’s common stock has been reduced to zero and the investor holds other securities of the company such as preferred stock or loans to the company. Netzee had preferred stock outstanding; we owned none of that preferred stock. Netzee also had an $18.0 million line of credit, of which we loaned or were obligated to loan approximately 78%. Under EITF 99-10, we did not record any additional equity method losses until the preferred stockholders had reduced their investments to zero by absorbing $7.8 million of losses. During the three months ended September 30, 2002, we used our relative ownership percentage in the next most senior level of capital – the line of credit – to record our share of Netzee’s losses. On December 31, 2002, Certegy, Inc. acquired substantially all of the assets of Netzee. We received approximately $2.3 million in payment on our line of credit and $473,000 for our Netzee stock resulting in a loss of $5.4 million. This loss is included in equity in loss of affiliate. During 2003 we received approximately $790,000 related to the escrow payouts and recorded the amount in other income.

Disclosure Regarding Forward-Looking Statements

We make forward-looking statements throughout this Item 2 and elsewhere in this report. These statements are subject to risks and uncertainties, and we can provide no assurances that they will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “believe,” “expect,” “anticipate,” “predict,” “project,” “potential,” “seek,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “pro forma,” “estimate,” “goal,” “strive” and similar expressions, we are making forward-looking statements. Forward-looking statements include the matters discussed in Recent Developments above and our expectations regarding our liquidity and capital resources and our critical accounting policies. We believe that the expectations reflected in our forward-looking statements are reasonable, but we cannot be sure that we will actually achieve these expectations. Projections or estimates of our future performance are necessarily subject to a high degree of uncertainty and may vary materially from actual results. In evaluating forward-looking statements, please carefully consider the various factors discussed below.

Note Regarding Pending Sale of Merchant Services Division

Our financial results for prior years reflect our ownership of the merchant services business, and we have described that business and its risks in this annual report. Assuming we sell the business as we anticipate, we will not own it going forward. We cannot assure investors that we will sell the merchant services business as we anticipate, and if we are unsuccessful in doing so, we may have to hold and operate the business indefinitely. Investors should take these uncertainties into account in reviewing this annual report, including the risk factors noted below. In addition, because we anticipate that we will agree to indemnify the purchasers of the merchant services division for certain liabilities, including card association fines resulting from pre-closing activities, we will remain subject to those risks to some degree.

Risks Related to Our Operations

Our growth could strain our managerial, operational and financial resources, and our failure to manage our growth could cause our business to suffer.

Our internal growth and acquisitions since our initial public offering in June 1998 have placed great demands on our business, particularly our managerial, operational and financial personnel and systems. For example, we have grown from approximately 170 employees on March 31, 1998 to approximately 2,000 employees on December 31, 2003. Additional internal growth and acquisitions may further strain our resources. We can provide no assurances that our systems, procedures, controls and existing facilities will be adequate to support the expansion of our operations, while maintaining adequate levels of customer service and satisfaction. Our future operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. Our failure to respond to and manage changing business conditions as we expand could diminish the quality of our products and services, result in the loss of customers and weaken our operating results.

The failure to sustain our current growth rates or to achieve expected growth rates could adversely affect the price of our common stock.

We have experienced significant growth since our inception. Our revenues have increased from $33.3 million in 1998 to $258.5 million for 2003. This revenue growth has resulted from both internal growth of our business and through acquisitions we have completed. Our overall growth rate declined in the fourth quarter of 2002, and we failed to achieve growth rates expected by stock market analysts. In addition, our revenues in our merchant services division have been contracting since the fourth quarter of 2002. As a result of these and other factors, our stock price has declined substantially. Either our internal growth rate or our total growth rate, or both, may again decline in the future due to factors within or beyond our control. Revenues in our merchant services division may continue to decline. Our failure to sustain our growth rates, or achieve growth rates expected by stock market analysts, could again have a material adverse impact on the trading price of our common stock.

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

We may be unable to integrate our acquisitions successfully with our operations on schedule or at all. We have been forced to deal with many of the risks listed above in connection with our acquisitions of iBill and EPX, which we acquired in 2002. We can provide no assurances that we will again not incur large accounting charges or other expenses in connection with business units we acquire, divest, or close. We have in fact incurred large impairment charges in connection with our acquisitions of iBill and EPX, and we can provide no assurances that we can avoid incurring similar charges in the future if we are unable to dispose of these businesses. Further, we can provide no assurances that acquisitions will result in cost savings or sufficient revenues or earnings to justify our investment in, or our expenses related to, these acquisitions.

We may suffer further losses in seeking to collect the SLM note receivable.

SLM Kansas and SLM Canada together owe us approximately $7.2 million, secured by 371,636 shares of InterCept common stock. Both of the SLM entities are the subject of bankruptcy proceedings. The loan matured on June 30, 2003 and has not been repaid. We have also determined that we are unlikely to collect approximately $250,000 in indemnification obligations and accounts receivable from SLM. In light of the market value of the pledged shares and the uncertainties inherent in the two bankruptcy proceedings, we determined that a loss on the SLM loan and other SLM obligations was probable as of June 30, 2003, and based on the facts known to us, we estimated that loss at $3,750,000 and incurred a charge of that amount in the statements of operations for the quarter ended June 30, 2003. There is a reasonable possibility that we may incur additional losses or income on the SLM loan in the future as the bankruptcy proceedings progress.

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

As a result of the settlement of a class action case brought by Wal-Mart and other merchants, Visa and MasterCard have announced new interchange rates for debit transactions that are approximately 33% lower than previous interchange rates. While these initial changes to the interchange rate took effect in August 2003, the settlement also allowed for a further change in the interchange rates effective April 1, 2004. We have converted 82% of our customers to a new pricing structure, under which we receive a flat fee for each transaction. Until all of our customers are converted to flat fee pricing the revenues that we continue to derive from interchange fees may be reduced by changes in interchange rates for debit transactions.

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

In January 2003, we executed a definitive agreement with Sovereign Bank to provide Sovereign with item processing and check imaging services. Sovereign is now our largest customer. To accommodate the Sovereign business, we have incurred and will continue to incur substantial costs to open four new item processing centers, expand two existing centers and add approximately 250 new employees. Sovereign has recently announced several acquisitions and while continued expansion could result in additional revenues it could also require InterCept to add additional processing centers or capacity that are not currently in our budget. We cannot currently estimate what changes to the interchange rate may occur and what the potential impact to our financials may be.

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

iBill is not able to acquire Visa transactions on behalf of foreign sponsored merchants unless the transactions are from an acquiring bank within the sponsored merchant’s region. If IBill’s account is suspended, iBill could lose a majority, if not all, of the revenues from its Visa transactions in Europe.

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

Visa recently announced revisions to its charge-back monitoring program that are designed to reduce the impact of charge-backs on the Visa payment system. The new rules heighten the scrutiny on problematic merchants and place greater responsibility on acquirers like iBill to deal appropriately with merchants that have excessive levels of charge-backs. Effective October 1, 2003, Visa reduced the charge-back threshold from 2.5% to 1.0% for Visa USA transactions, and effective January 1, 2004, the charge-back threshold dropped from 2.5% to 2.0% for Visa International transactions. Merchants that exceed a these charge-back thresholds become subject to Visa’s charge-back monitoring program. This monitoring program results in greater scrutiny of transactions, potential fines and possible suspension from the Visa payments system. In addition, Visa has issued a detailed program that specifies the responsibilities of the acquirer and the fees and actions required when a merchant is placed into the charge-back monitoring program. Implementation of the new rules by Visa will require us to further reduce the charge-back activity of our sponsored merchants. If any of our merchants do not meet the new Visa thresholds, Visa could impose fees and take further action, including termination of the merchant. Any such fines or termination could negatively affect our results of operations.

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

In 1998, the federal government imposed a three-year moratorium on state and local governments from imposing new taxes on internet access or electronic commerce transactions, and extended it two years in 2001. This moratorium expired on November 1, 2003, and Congress is currently considering whether to renew it. A bill to make the ban permanent passed the House in December 2003, but it has stalled in the Senate. A separate bill was also introduced in the Senate on February 12, 2004. That bill would extend the ban two years from its expiration, to November 1, 2005, but it has been criticized for allowing some taxes to be imposed on internet access. If the moratorium is not renewed, or is only partially renewed, state and local governments may levy additional taxes on internet access and electronic commerce transactions. An increase in applicable taxes may make electronic commerce transactions less attractive for merchants and businesses, which could result in a decrease in the volume of transactions we process and reduce our revenues. Additionally, if a tax is levied against the merchants or service providers we serve, they may attempt to pass this additional cost along to us, thereby decreasing our revenues.

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

Risks Related to Our Merchant Services Operations

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

Other Risks of Owning Our Stock

The decline in our stock price and the incurrence of a significant impairment charge could adversely affect our business.

Our stock price has declined significantly, although it has rebounded somewhat, from its low in March 2003. The incurrence of a significant impairment charge in 2003 has resulted in a large net loss for that period. Our financial institution customers and prospects often review and analyze our stock price and financial results when deciding whether to do business with us. Our management will likely be required to spend additional time explaining our financial results to our customers. If our customers and prospects view these results in a negative light, it could result in the loss of customers or prospects, adversely affect the trading price of our common stock and otherwise negatively affect our business.

Future sales of shares of our common stock may negatively affect our stock price.

To carry out our growth strategies, we may acquire other businesses and products using a combination of our stock and cash, and we may also sell additional shares of our stock to raise money for expanding our operations. Sales of substantial amounts of common stock in the public market or the prospect of such sales could adversely affect the market for our common stock. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2003, we had 20,230,980 outstanding shares of common stock, outstanding options to acquire an additional 4,199,871 shares of common stock, and outstanding shares of Series A preferred stock convertible into 726,259 shares of common stock upon the satisfaction of certain terms. Additionally, approximately 500,000 shares of common stock may be issued under our employee stock purchase plan, and approximately 900,000 shares may be granted in the future under our stock option plans. If any of these issuances occur, it would dilute our existing shareholders’ ownership interest in the company.

Georgia law, our articles of incorporation and bylaws and some of our employment agreements contain provisions that could discourage a third party from attempting to acquire our outstanding shares at a premium to the market price.

Some provisions of our articles of incorporation, our bylaws and Georgia law make it more difficult for a third party to acquire control of our company, even if a change in control would be beneficial to our shareholders. Some of our executive officers, including Mr. Collins, have entered into employment agreements with us that contain change in control provisions. These provisions may discourage or prevent a tender offer, proxy contest or other attempted takeover. In addition, we have in the past and may in the future create and issue new classes of preferred stock that have greater rights than our common stock. These superior rights may include greater voting rights, entitlement to dividends and preferential treatment in the event of a change in control, liquidation, consolidation or other circumstances. Any shares of preferred stock that we issue may discourage a third party from attempting to acquire our shares of common stock at a premium price. In particular, InterCept may not, without the consent of a majority of the outstanding shares of the Series A preferred stock, approve or effect

•	any merger, consolidation, combination, reorganization or other similar transaction, approved by the majority of the board, in which InterCept is not the surviving entity or in which securities of InterCept constituting in excess of 50% of the voting power of InterCept are exchanged for, or changed into, cash, property or securities of another person, or

•	the sale of all or substantially all of InterCept’s assets in a transaction approved by the majority of the board.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency rates. Borrowings under our Bank of America credit facility accrue interest at LIBOR plus a tiered scale ranging from 225 to 275 basis points, depending on our consolidated leverage ratio, as defined in the credit agreement. We are currently paying interest at a rate of 3.84% per annum. As of December 31, 2003, $25.0 million was outstanding under this facility. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies. Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $250,000 per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

We refer you to the Independent Auditors’ Report (Deloitte & Touche LLP) and Copy of Report of Independent Public Accountants (Arthur Andersen LLP), and our Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders’ Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements, attached hereto as pages F-1 through F-39.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2003.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated by reference from our proxy statement for the 2004 annual meeting of shareholders under the heading “Election of Directors.”

Code of Business Conduct and Ethics

On March 8, 2004, our board of directors adopted a Code of Business Conduct and Ethics as required by the federal Sarbanes-Oxley Act and the rules of the Nasdaq National Market. We have posted a copy of the code on our corporate website, www.intercept.net.

Audit Committee

The audit committee of our board of directors is composed of John D. Schneider, Jr., James A. Verbrugge, and Arthur G. Weiss. The board has determined that James A. Verbrugge, Arthur G. Weiss, and John D. Schneider, Jr. are “audit committee financial experts” and are “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference from our proxy statement for the 2004 annual meeting of shareholders under the heading “Executive Compensation,” except for those portions relating to our compensation committee’s report on executive compensation and to our comparative performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Security Ownership required by Item 12 is incorporated by reference from our proxy statement for the 2004 annual meeting of shareholders under the heading “Security Ownership.”

EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2003 about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise prices of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,943,371(1)	$19.26	895,095(1)(2)(3)

Equity compensation plans not approved by security holders	256,500	$33.32	493,500

Total	4,199,871		1,777,364

(1)	Includes 257,793 shares that may be issued under our 2001 Employee Stock Purchase Plan. As of December 31, 2003, a total of 242,207 shares had been issued under the 2001 Employee Stock Purchase Plan.
(2)	Effective as of October 31, 2002, our board of directors determined that no additional options would be issued under our Amended and Restated 1996 Stock Option Plan. As of December 31, 2003, 3,561,043 options were issued, 449,043 have been exercised and 2,804,565 are outstanding under the Amended and Restated 1996 Stock Option Plan.
(3)	Subject to the annual increases described in the following sentence, the maximum number of shares of common stock that can be subject to outstanding options under our 2002 Stock Option Plan (which our shareholders approved on May 22, 2002), determined immediately after the grant of any option, is currently 895,095 shares, subject to certain adjustments for stock splits and similar matters. The 2002 Plan provides that the number of shares of common stock available for issuance under it is automatically increased on the first trading day of each calendar year by 3% of the number of shares outstanding on the preceding trading day. Shares of common stock that are attributable to awards that have expired, terminated, or been canceled or forfeited during any calendar year are available for issuance or use in connection with future awards.

Summary of Material Features of Equity Compensations Plans Not Approved by Security Holders

InterCept has two equity compensation plans that have not been approved by shareholders: the 2002 Acquisitions Stock Option Plan and The G. Lynn Boggs 2002 Stock Option Plan. The material terms of each plan are described under the applicable heading below.

2002 Acquisitions Stock Option Plan

The board of directors approved InterCept’s 2002 Acquisitions Stock Option Plan effective as of April 16, 2002. The persons eligible to participate in the 2002 Acquisitions Plan are former employees of, or consultants to, Internet Billing Company, Ltd., InterCept Payment Solutions, Inc. (formerly Electronic Payment Exchange, Inc.), or their affiliates. Awards under the 2002 Acquisitions Plan are currently granted by a compensation committee composed of two independent members of the board of directors. The compensation committee administers the 2002 Acquisitions Plan and generally has the discretion to determine the terms of an option grant, including the number of option shares, option price, term, vesting schedule and the post-termination exercise period.

Options granted under the 2002 Acquisitions Plan are not transferable other than:

(a)	by will or the laws of descent and distribution;

(b)	pursuant to a qualified domestic relations order; or

(c)	as otherwise provided by the compensation committee.

During the lifetime of an optionee, options can be exercised only by the optionee (or by the optionee’s guardian or legal representative, should one be appointed).

The only awards that may be issued under the 2002 Acquisitions Plan are nonqualified stock options. Generally, a participant is not taxed on the grant of a non-qualified option. Upon exercise, however, the participant recognizes ordinary income equal to the difference between the option exercise price and the fair market value of the shares on the date of the exercise. We are entitled to an income tax deduction in the year of exercise in the amount recognized by the participant as ordinary income. Any gain on subsequent disposition of the shares is long term capital gain if the shares are held for at least one year following exercise. We do not receive an income tax deduction for this gain. (The foregoing discussion of the federal income tax consequences of the 2002 Acquisitions Plan is intended to be a summary of applicable federal income tax law. State and local tax consequences may differ.)

As of December 31, 2003, the maximum number of shares of common stock reserved for issuance under the 2002 Acquisitions Plan was 600,000, and 493,500 shares were available for grant. Shares of common stock that are attributable to awards that have expired, terminated, or been canceled or forfeited during any calendar year are available for issuance or use in connection with future awards during such calendar year. The 2002 Acquisitions Plan will remain in effect until the board of directors terminates it, which it may do at any time. The board may also, at any time and from time to time and in any respect, amend the 2002 Acquisitions Plan without the consent of the shareholders of InterCept; provided, however, that the board may not amend the 2002 Acquisitions Plan:

(a) to increase the total number of shares of stock issuable under the 2002 Acquisitions Plan;

(b) to permit options to be granted to anyone other than the persons specified above; or

(c) otherwise to materially increase the benefits accruing to the holders of options under the 2002 Acquisitions Plan.

No termination, amendment, or modification of the 2002 Acquisitions Plan can affect adversely the optionee’s rights under an outstanding stock option agreement without the consent of the optionee or his or her legal representative.

The G. Lynn Boggs 2002 Stock Option Plan

The board of directors approved The G. Lynn Boggs Stock Option Plan effective as of April 16, 2002. The sole person eligible to participate in the Boggs Plan is G. Lynn Boggs, our President and Chief Operating Officer. Awards under the Boggs Plan were granted by a compensation committee composed of two independent directors of the board of directors. As of December 31, 2003, the maximum number of shares of common stock reserved for issuance under the Boggs Plan was 150,000, and no shares were available for grant. If Mr. Boggs is terminated from his employment or other service to InterCept or its subsidiaries for “cause,” as defined in his employment agreement, his options, whether vested or unvested, will terminate immediately and will not thereafter be exercisable. Mr. Boggs’s options are not transferable other than:

(a)	by will or the laws of descent and distribution;

(b)	pursuant to a qualified domestic relations order; or

(c)	as otherwise provided by the compensation committee.

During Mr. Boggs’s lifetime, options can be exercised only by him (or by his guardian or legal representative, should one be appointed).

The stock options issued under the Boggs Plan are nonqualified stock options. The federal income tax consequences of the granting and exercise of stock options under the Boggs Plan are as described above for options granted and exercised under the 2002 Acquisitions Plan.

The Boggs Plan will remain in effect until the board of directors terminates it, which it may do at any time. The board may also, at any time and from time to time and in any respect, amend the Boggs Plan without the consent of the shareholders of InterCept; provided, however, that the board may not amend the Boggs Plan:

(a)	to increase the total number of shares of stock issuable under the Boggs Plan;

(b)	to permit options to be granted to anyone other than Mr. Boggs; or

(c)	otherwise to materially increase the benefits accruing to Mr. Boggs as the holder of options under the Boggs Plan.

No termination, amendment, or modification of the Boggs Plan can affect adversely Mr. Boggs’s rights under his outstanding stock option agreement without the consent of Mr. Boggs or his legal representative.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference from our proxy statement for the 2004 annual meeting of shareholders under the heading “Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference from our proxy statement for the 2004 annual meeting of shareholders under the heading “Independent Auditors.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

2003 FINANCIAL STATEMENT SCHEDULES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of InterCept, Inc. and

Subsidiaries:

We have audited the consolidated financial statements of InterCept, Inc. and subsidiaries (collectively “the Company”) as of December 31, 2002 and 2003, and for each of the two years in the period ended December 31, 2003, and have issued our report thereon dated March 15, 2004 (which report expresses an unqualified opinion and includes explanatory paragraphs concerning the Company’s change in its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and the application of procedures relating to certain reclassifications, adjustments and disclosures of financial statement amounts related to the 2001 financial statements that were audited by other auditors who have ceased operations); such financial statements and report will be included in your 2003 Annual Report to Shareholders and are included in this annual report on Form 10-K. Our audits also included the 2002 and 2003 financial statement schedules of InterCept, Inc. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the 2002 and 2003 financial statement schedules, when considered in relation to the 2002 and 2003 basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. The financial statement schedules for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated March 29, 2002, that such 2001 financial statement schedules, when considered in relation to the 2001 basic financial statement taken as a whole (prior to the reclassifications, adjustments, and disclosures referred to above), presented fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 15, 2004

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

INDEPENDENT AUDITORS’ REPORT

To InterCept, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of InterCept, Inc. (formerly The InterCept Group, Inc.) included in this Form 10-K and have issued our report thereon dated March 29, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The foregoing schedule is the responsibility of the company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Atlanta, Georgia
March 29, 2002

The following financial statement schedule of the registrant and related independent auditors’ report are included in this Report on Form 10-K:

Page
Independent Auditors’ Report	F-1

Schedule II-Valuation and Qualifying Accounts	53

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Schedule II Valuation and Qualifying Accounts (in thousands)

Description	Beginning Balance	Acquisition reserves	Charges to Expense	Deductions	Ending Balance
2001 Restructuring reserve related to acquisition	$0	$0	$281	$52	$229
2002 Restructuring reserve related to acquisition	$229	$0	$403	$309	$323
2003 Restructuring reserve related to acquisition	$324	$0	$0	$175	$149

Description	Beginning Balance	Acquisition Reserves	Charges to Expense	Writeoffs	Ending Balance
2001 Allowance for Doubtful Accounts	$641	$300	$918	$(913)	$946
2002 Allowance for Doubtful Accounts	$946	$1,890	$1,756	$(1,863)	$2,729
2003 Allowance for Doubtful Accounts	$2,729	$0	$844	$(2,148)	$1,425

(b)	Reports on Form 8-K filed during the three months ended December 31, 2003:

Form 8-K dated September 16, 2003, filed on September 19, 2003, reporting under Item 5 a press release announcing that Sprout Group and related entities had invested $10.0 million in InterCept, Inc.

Form 8-K dated October 30, 2003, filed on November 5, 2003, reporting under Item 7 a press release announcing revised guidance for the year ended December 31, 2003 and a possible going private transaction.

Form 8-K dated November 12, 2003, filed November 13, 2003, reporting under Item 7 the press release and analyst day conference announcing earnings for the three months ended September 30, 2003.

Form 8-K dated November 12, 2003, filed November 19, 2003, reporting under Item 7 the conference call transcript and presentation from the analyst day conference announcing earnings for the three months ended September 30, 2003.

(c)	Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InterCept, Inc.

By:	/s/ John W. Collins
John W. Collins
Chairman and Chief Executive Officer

Date:	March 15, 2004

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

Signatures	Title	Date

/s/ John W. Collins John W. Collins	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 15, 2004

/s/ Scott R. Meyerhoff Scott R. Meyerhoff	Senior Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)	March 15, 2004

/s/ Mark Hawn Mark Hawn	Director	March 15, 2004

/s/ John D. Schneider, Jr John D. Schneider, Jr	Director	March 15, 2004

/s/ Glenn W. Sturm Glenn W. Sturm.	Director	March 15, 2004

/s/ James A. Verbrugge James A. Verbrugge	Director	March 15, 2004

/s/ Arthur G. Weiss Arthur G. Weiss	Director	March 15, 2004

INTERCEPT, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2002 AND 2003

I N DEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of InterCept, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of INTERCEPT, INC. (a Georgia corporation) AND SUBSIDIARIES (collectively, the “Company”) as of December 31, 2002 and 2003 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of InterCept, Inc. and Subsidiaries for the year ended December 31, 2001, before the revisions described in Notes 2, 6 and 8 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 29, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2003 financial statements referred to above present fairly, in all material respects, the financial position of InterCept, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, on January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed above, the consolidated financial statements of InterCept, Inc. and Subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows:

•	As described in Note 2, the Company in 2002 adopted the provisions of Emerging Issues Task Force 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”) and therefore revised certain revenues and expenses to conform to the presentation requirements of EITF 01-14. We audited the reclassifications described in Note 2 that were applied to conform the 2001 financial statements to the comparative presentation required by EITF 01-14. Our audit procedures with respect to the 2001 disclosures in Note 2 included (1) comparing the amounts shown as customer reimbursements in the Company’s statements of operations to the Company’s underlying accounting analysis obtained from management, and (2) on a test basis, comparing the amounts comprising customer reimbursements obtained from management to independent supporting documentation, and (3) testing the mathematical accuracy of the underlying analysis.

•	As described in Note 8, the Company changed the composition of its reportable segments in 2002, and the amounts disclosed in the 2001 consolidated financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to the restated disclosures for reportable segments reflected in the 2001 financial statements. Our procedures included (1) comparing the adjustment amounts of segment revenues, operating income, and assets to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements.

•	As described in Notes 2 and 6, these consolidated financial statements have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the transitional disclosures in Notes 2 and 6 with respect to 2001 included (1) comparing the previously reported net income/loss to the previously issued financial statements and the adjustments to reported net income/loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized as a result of initially applying SFAS 142 (including any related tax effects) to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net income/loss to reported net income/loss and the related earnings/loss per share. We have performed other audit procedures related to the 2001 transitional disclosures in Note 6.

In our opinion, such reclassifications, adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments, reclassifications and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 15, 2004

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

/s/ Arthur Andersen LLP
Atlanta, Georgia
March 29, 2002

INTERCEPT, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2003

(in thousands, except share amounts)

	December 31, 2002	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,071	$9,747
Short-term investments	19,239	12
Accounts receivable, less allowance for doubtful accounts of $2,729 and $1,425 in 2002 and 2003, respectively	29,229	28,898
Advances to SLM	7,485	3,654
Deferred tax assets	2,536	5,368
Inventory and other	15,537	8,462
Prepaid expenses	6,782	9,525

Total current assets	104,879	65,666

PROPERTY AND EQUIPMENT, net	42,324	57,913

INTANGIBLE ASSETS, net	83,418	60,770

GOODWILL, net	216,144	98,195

DEFERRED TAX ASSET	—	21,483

OTHER NONCURRENT ASSETS	25,849	20,025

	$472,614	$324,052

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$23,740	$1,127
Accounts payable and accrued liabilities	19,364	30,548
Deferred revenue	11,825	10,961
Client payouts and reserves	58,740	34,546

Total current liabilities	113,669	77,182

LONG-TERM DEBT, less current maturities	39,425	24,000

DEFERRED TAX LIABILITY	3,832	—

DEFERRED REVENUE	376	400

Total liabilities	157,302	101,582

MINORITY INTEREST	253	308

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:

Convertible preferred stock, no par value; 1,000,000 shares authorized, 0 and 101,444 issued and outstanding in 2002 and 2003, respectively	—	9,942
Common stock, no par value; 50,000,000 shares authorized, 19,976,764 and 20,230,980 shares issued and outstanding in 2002 and 2003, respectively	301,152	303,009
Retained earnings (Accumulated deficit)	14,255	(90,774)
Accumulated other comprehensive loss	(348)	(15)

Total shareholders’ equity	315,059	222,162

Total liabilities and shareholder’s equity	$472,614	$324,052

The accompanying notes are an integral part of these consolidated statements.

INTERCEPT, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003

(in thousands, except per share amounts)

	Year Ended December 31,
	2001	2002	2003
REVENUES:
Financial institution services	$128,600	$157,976	$183,042
Merchant services	2,172	54,700	61,377
Customer reimbursements	9,452	14,026	14,110

Total revenues	140,224	226,702	258,529

COSTS OF SERVICES (excluding Depreciation and Amortization):
Cost of financial institution services	54,938	73,678	92,679
Cost of merchant services	59	25,701	26,213
Customer reimbursements	9,452	14,026	14,110

Total costs of services	64,449	113,405	133,002

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	42,504	74,768	106,713

DEPRECIATION AND AMORTIZATION	11,483	15,617	20,846

IMPAIRMENT CHARGE (Note 6)	—	20,005	130,652

Total operating expenses	118,436	223,795	391,213

OPERATING INCOME (LOSS)	21,788	2,907	(132,684)

INTEREST EXPENSE	(540)	(2,385)	(2,006)

INTEREST AND OTHER INCOME (EXPENSE), NET	3,207	4,245	(2,785)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, EQUITY IN LOSS OF AFFILIATE, AND MINORITY INTEREST	24,455	4,767	(137,475)

PROVISION (BENEFIT) FOR INCOME TAXES	3,144	(1,294)	(32,651)

EQUITY IN LOSS OF AFFILIATE	(16,848)	(8,346)	(4)

MINORITY INTEREST	(19)	(31)	(55)

NET INCOME (LOSS) BEFORE PREFERRED DIVIDENDS	4,444	(2,316)	(104,883)

PREFERRED DIVIDENDS	—	—	(146)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	4,444	(2,316)	(105,029)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized investment (losses) gains arising during period	$(56)	$(295)	$333

Total comprehensive income (loss)	$4,388	$(2,611)	$(104,696)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.29	$(0.12)	$(5.29)
Diluted	$0.27	$(0.12)	$(5.29)

The accompanying notes are an integral part of these consolidated statements.

INTERCEPT, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003

(in thousands, except share amounts)

	Preferred Stock		Common Stock		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount	Shares	Amount
BALANCE, December 31, 2000	0	0	13,197,139	$109,340	$12,127	$3	$121,470
Release of shares held in escrow related to acquisition	0	0	17,500	0	0	0	0
Issuance of common stock in connection with exercise of stock options	0	0	218,310	2,405	0	0	2,405
Interest earned on note receivable from shareholder	0	0	0	(5)	0	0	(5)
Repayment of note received from shareholder for exercise of stock options	0	0	0	221	0	0	221
Income tax benefits related to exercises of stock options	0	0	0	1,593	0	0	1,593
Issuance of common stock in connection with acquisitions	0	0	946,525	22,032	0	0	22,032
Net income	0	0	0	0	4,444	0	4,444
Unrealized loss on investments, net	0	0	0	0	0	(56)	(56)
Issuance of common stock in connection with the employee stock purchase plan	0	0	7,277	207	0	0	207
Issuance of stock to directors	0	0	15	1	0	0	1
Issuance of common stock, net of expenses	0	0	3,700,000	107,499	0	0	107,499

BALANCE, December 31, 2001	0	0	18,086,766	243,293	16,571	(53)	259,811
Issuance of common stock in connection with exercise of stock options	0	0	96,059	1,394	0	0	1,394
Income tax benefits related to exercises of stock options	0	0	0	786	0	0	786
Issuance of common stock in connection with acquisitions	0	0	1,349,877	50,904	0	0	50,904
Net loss	0	0	0	0	(2,316)	0	(2,316)
Unrealized loss on investments, net	0	0	0	0	0	(295)	(295)
Issuance of common stock in connection with the employee stock purchase plan	0	0	69,062	748	0	0	748
Issuance of common stock related to customer contract	0	0	375,000	4,027	0	0	4,027

BALANCE, December 31, 2002	0	0	19,976,764	301,152	14,255	(348)	315,059
Issuance of common stock in connection with exercise of stock options	0	0	22,220	155	0	0	155
Income tax benefits related to exercises of stock options	0	0	0	143	0	0	143
Issuance of convertible preferred stock, net	100,000	9,796	0	0	0	0	9,796
Dividends on preferred stock	1,444	146	0	0	(146)	0	0
Net loss	0	0	0	0	(104,883)	0	(104,883)
Unrealized gain on investments, net	0	0	0	0	0	333	333
Issuance of common stock in connection with the employee stock purchase plan	0	0	166,885	831	0	0	831
SLM earnout shares	0	0	65,111	728	0	0	728

BALANCE, December 31, 2003	101,444	$9,942	20,230,980	$303,009	$(90,774)	$(15)	$222,162

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share amounts)

	Year ended December 31,
	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,444	$(2,316)	(104,883)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,437	7,110	12,096
Amortization	7,046	8,499	8,750
Amortization of loan costs	67	330	472
(Gain) loss on disposal of property and equipment	8	7	837
Minority interest	19	31	55
Deferred income tax provision	(3,981)	(2,476)	(28,146)
Income tax benefit related to the exercise of stock options	1,593	787	143
Gain due to Netzee equity transactions	(581)	(25)	—
Equity in loss of affiliate	16,848	8,346	4
WorldCom reserve	—	2,183	—
Intangible impairment	—	20,005	130,652
SLM receivable impairment	—	—	3,500

Changes in operating assets and liabilities, net of effects of purchase acquisitions:
Accounts receivable	(10,423)	(2,027)	331
Inventory, prepaid expenses, and other	(3,719)	(5,358)	10,125
Other assets	212	(326)	(5,556)
Accounts payable and accrued liabilities	2,314	(4,907)	11,041
Client payouts	—	13,597	(24,195)
Deferred revenue	(627)	2,441	(840)

Net cash provided by operating activities	17,657	45,901	14,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to (repayments) from SLM for acquisition	5,000	—	—
Advances to (repayments) from Netzee, net	4,882	307	2,809
Advances to EPX for acquisition	—	(8,585)	—
Advances to (repayments) from SLM under notes receivable, net (Note 15)	(4,114)	—	551
Patent costs incurred	—	(45)	—
Purchases of property and equipment, net	(10,608)	(14,640)	(27,939)
Additions to capitalized software	(1,236)	(1,505)	(2,005)
Purchase of businesses, net of cash acquired	(87,933)	(115,059)	—
Proceeds from sale of (purchase of) investments, net	(12,861)	30,755	19,479
Adjustment to purchase price for previous acquisitions	—	—	5,859

Net cash (used in) investing activities	(106,870)	(108,772)	(1,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit	109,760	162,946	116,249
Payments on notes payable and line of credit	(113,853)	(103,063)	(154,494)
Proceeds from issuance of common stock, net of expenses	109,900	1,394	155
Retirement of common stock	—	—	—
Proceeds from employee stock purchase plan	207	748	831
Payment of shareholder note	221	—	—
Payment of debt issuance costs	(166)	—	—
Proceeds from preferred stock investment	—	—	9,796

Net cash provided by (used in) financing activities	106,069	62,025	(27,464)

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	16,856	(846)	(14,324)

CASH AND CASH EQUIVALENTS, beginning of year	8,061	24,917	24,071

CASH AND CASH EQUIVALENTS, end of year	$24,917	$24,071	$9,747

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$467	$1,978	$1,498

Cash paid for income taxes	$6,465	$5,196	$196

Non-cash investing activities:
InterCept common stock issued for acquisitions, 946,525, 1,349,877 and 65,111 shares in 2001, 2002 and 2003, respectively	22,032	50,904	728

InterCept issuance of 375,000 shares of common stock issued related to customer contract	$—	$4,028	$—

The accompanying notes are an integral part of these consolidated statements.

INTERCEPT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2002, AND 2003

1.	ORGANIZATION AND NATURE OF BUSINESS

InterCept, Inc. (“InterCept”), is a single-source provider of a broad range of technologies, products, and services that work together to meet the electronic commerce and operating needs of financial institutions and other businesses. Over 2,000 of these financial institutions have contracted with InterCept for one or more of its technologies, products, and services, which include electronic funds transfer transactions, debit and credit card processing, core bank processing systems, check imaging systems, data communications management networks, laser document printing and automated mailing services, as well as services related to each of these products and systems. InterCept also offers a single-source end-to-end transaction processing solution that enables merchants to accept and process real-time payments for goods and services purchased from multiple distribution channels including internet, traditional point of sale, mail order and telephone order channels.

In August and September 2001, InterCept completed a follow on public offering of its common stock. Proceeds to InterCept from this offering including the overallotment option (after deducting expenses related to the offering) were approximately $107.5 million. Approximately $26.4 million of the proceeds of this offering were used to pay certain debt and the remainder has been used for working capital and other general corporate purposes and to fund acquisitions.

InterCept was incorporated on April 30, 1996 and has made several acquisitions since inception. See Note 3 for a discussion of some of these acquisitions.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of InterCept and its wholly-owned subsidiaries InterCept Communications Technologies, Inc., InterCept Data Services, Inc. (formerly known as SBS Data Services, Inc.), C-TEQ, Inc., InterCept Services, LLC, ICPT Acquisitions I, LLC, DPSC Acquisition Corp., InterCept TX I, LLC, InterCept Payment Solutions, Inc. (formerly known as Electronic Payment Exchange Inc.) (“EPX”), Internet Billing Company, LLC (“iBill”), InterCept Output Solutions, LP, and InterCept Supply, LP as of December 31, 2003. In addition, ProImage, Inc. (“ProImage”), a corporation in which InterCept has a 67% ownership interest as of December 31, 2003, has been consolidated in InterCept’s financial statements since its inception, due to InterCept’s control of ProImage. Management of InterCept retains responsibility for all the day-to-day operations of ProImage and has and will continue to provide complete financial support for ProImage due to legal limitations on the other shareholder’s ability to fund losses. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest represents the minority shareholder’s proportionate share of the equity and earnings of ProImage.

Through December 31, 2002, InterCept accounted for its investment in Netzee under the equity method, under which the operations of Netzee were recorded on a single line item in the statements of operations, “equity in loss of affiliate.” In 2001, InterCept recognized additional gains related to Netzee under Staff Accounting Bulletin No. 51 totaling approximately $581,000, which are included in interest and other income in the accompanying statements of operations. During 2002, InterCept continued to record equity method losses in Netzee, resulting in the reduction of its investment in common stock of Netzee to zero. InterCept then applied EITF 99-10, “Percentage Used to Determine the Amount of Equity Method Losses,” which addresses the percentage of ownership that an investor should use to compute equity method losses when the investment in a company’s common stock has been reduced to zero and the investor holds other securities of the company such as preferred stock or loans to the company. Netzee had preferred stock outstanding. InterCept owned none of Netzee’s preferred stock. Netzee also had an $18.0 million line of credit, of which InterCept loaned approximately 78%. Under EITF 99-10, InterCept did not record any additional equity method losses until the preferred stockholders’ investment was reduced to zero by absorbing Netzee’s losses. During the third quarter of 2002, the preferred stockholders completed the reduction of their investment in Netzee to zero and InterCept then applied its relative ownership percentage in the next most senior level of capital – the line of credit – to record its share of Netzee’s remaining losses. As of December 31, 2002, InterCept owned approximately 28% of Netzee’s common stock. On December 31, 2002, Netzee sold substantially all of its assets to Certegy, Inc. InterCept no longer holds an investment in Netzee at December 31, 2003. See Note 15.

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

Short-term Investments

Short-term investments totaled $19.2 million and $12,000 at December 31, 2002 and 2003, respectively. InterCept categorizes all of its investment securities as available for sale, which are recorded at fair value. Unrealized gains and losses on available for sale securities are reported net of tax effects as adjustments to shareholders’ equity and as a component of comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary are included in InterCept’s results of operations. The cost of securities sold is based on the specific identification method. Gross unrealized gains and losses relating to these investments as of December 31, 2002 and 2003 are not significant.

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

The following is a presentation of reported net income and earnings per share for 2001, 2002 and 2003, adjusted for the exclusion of goodwill amortization net of related income tax effect:

	2001	2002	2003
Net income (loss) as reported	$4,444	$(2,316)	$(105,029)
Goodwill amortization, net of tax	2,287	—	—
Workforce amortization, net of tax	128	—	—

Adjusted net income (loss)	6,859	(2,316)	(105,029)

Basic earnings (loss) per share, as reported	0.29	(0.12)	(5.29)
Goodwill amortization, net of tax	0.14	—	—
Workforce amortization, net of tax	0.01	—	—

Adjusted basic earnings (loss) per share	0.44	(0.12)	(5.29)

Diluted earnings (loss) per share, as reported	0.27	(0.12)	(5.29)
Goodwill amortization, net of tax	0.14	—	—
Workforce amortization, net of tax	0.01	—	—

Adjusted diluted earnings (loss) per share	$0.42	$(0.12)	$(5.29)

During 2003, InterCept recorded an impairment loss of $114.8 million related to its goodwill (see Note 6).

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

InterCept capitalizes software-development costs incurred on software to be sold, leased or otherwise marketed from the time technological feasibility of the software is established as evidenced by the completion of a detailed program design until the software is saleable. InterCept capitalized $1.2 million, $1.5 million and $2.0 million in capitalized software for 2001, 2002 and 2003, respectively. These costs are amortized at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, generally five years. Amortization of capitalized software development costs begins as products are made available for sale.

Amortization expense totaled approximately $703,000, $961,000 and $1.7 million in 2001, 2002 and 2003, respectively. Research and development costs and maintenance costs related to software development are expensed as incurred.

Customer Lists and Marketing Agreement

In conjunction with several of its acquisitions, InterCept allocated a portion of the purchase price to acquired customer lists and a marketing agreement based on estimated revenue streams to be generated from these assets. The estimated fair values are being amortized over a period of seven to 20 years.

Internally Developed Software Costs

InterCept applies the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” to software developed for internal use. SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. During 2001, 2002, and 2003, InterCept capitalized approximately $888,000, $3.5 million and $3.4 million of costs related to the development of internal use software. These costs are included in purchases of property and equipment, net, in the accompanying statements of cash flows. InterCept amortizes internally developed software costs over 5 years.

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

Revenue Recognition

Revenues for the financial institution services segment include service fees, data communication management fees, equipment sales, installation and maintenance, software license fees, and software maintenance. Service fee income and data communication management fees are recognized as services are performed. Revenue from equipment sales and installations is recognized upon installation of the product, and any related maintenance revenue is recognized ratably over the period during which the services are performed. Revenue from software sales is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” using the residual method prescribed in SOP 98-9. Software licenses and hardware and installation revenue are recognized upon installation, and maintenance fees are recognized over the term of the maintenance period. InterCept sells certain of its software and hardware products under five-year, sales-type lease agreements through which customers pay five equal advance payments. These leases incorporate the initial installation and ongoing license fee for five years. Revenue for all lease agreements is deferred and recognized over the period of the lease, with the exception of revenue attributable to equipment, which is recognized upon installation.

Effective January 1, 2002, InterCept adopted Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” which requires that customer reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Comparative financial statements for 2001 have been reclassified to provide consistent presentation. In accordance with EITF No. 01-14, InterCept has presented customer reimbursement revenue and expenses of $9.5 million, $14.0 million and $14.1 million for the years ended December 31, 2001, 2002 and 2003, respectively. Customer reimbursements represent direct costs paid to third parties primarily for postage. The adoption of EITF No. 01-14 did not affect InterCept’s financial position, operating income or net income.

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

Deferred Cost

In January 2003, InterCept executed a definitive agreement with Sovereign Bank for item processing and check imaging services. InterCept began processing services in July of 2003. In the fourth quarter of 2002, InterCept issued 375,000 shares of common stock to Sovereign upon execution of the letter of intent. The value of those shares on that date of approximately $4.0 million was recorded as an asset and is amortized against revenue over the term of the Sovereign agreement beginning during the third quarter of 2003. For the year ended December 31, 2003, the Company amortized approximately $172,000 against revenue.

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

Minimum Lease Payments Receivable

As noted above, InterCept sells certain software and hardware products under sales-type leases. At December 31, 2003, future minimum lease payments receivable under non-cancelable leases are as follows (in thousands):

2004	$474
2005	257
2006	196
2007	98
2008	5

Total Minimum Lease Payments Receivable	1,030
Less Amount Representing Interest	(214)

Present Value of Net Minimum Lease Payments Receivable	816
Less Current Maturities of Lease Payments Receivable	(313)

Lease Payments Receivable, Net of Current Portion	$503

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

Impairment of Long-Lived Assets

InterCept reviews its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized when the undiscounted future cash flows estimated to be generated by the asset are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value is determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. Estimates of future cash flows are based on many factors, including current operating results, management’s plans with respect to operations, expected market trends and competitive influences. InterCept also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. During 2003 and 2002, InterCept recorded an impairment loss of $15.9 million and $20.0 million, respectively, related to its intangible assets (see Note 6).

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

Since InterCept has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for InterCept’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, InterCept’s pro forma net income (loss) would have been as follows:

	2001	2002	2003
Net Income (Loss)
As Reported	$4,444	$(2,316)	$(104,883)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,888)	(16,684)	(8,595)
Deduct preferred dividends	—	—	(146)

Pro-forma	$(5,444)	$(19,000)	$(113,624)

Number of Basic Shares Pro Forma	15,443	18,789	19,839
Basic (loss) Income Per Share
As Reported	0.29	(0.12)	(5.29)
Pro-forma	(0.35)	(1.01)	(5.73)

Number of Diluted Shares ProForma	15,433	18,789	19,839
Diluted (Loss) Income Per Share
As Reported	0.27	(0.12)	(5.29)
Pro-forma	(0.35)	(1.01)	(5.73)

Net (Loss) Income Per Common Share

Basic earnings per share are computed based on the weighted average number of total common shares outstanding during the respective periods. Diluted earnings per share are computed based on the weighted average number of total shares of common stock outstanding, adjusted for dilutive common stock equivalents including options and common shares underlying convertible preferred stock.

Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other nonowner changes in shareholders’ equity. For the years ended December 31, 2001, 2002, and 2003, other comprehensive loss consists of unrealized holding losses on marketable securities of $90,000, $450,000 and $77,000, respectively, net of related tax effects of $34,000, $155,000 and $32,000 respectively. Realized gains of approximately $100,000 and $0 were recognized and reclassified from comprehensive income (loss) to interest and other income, net in the accompanying statements of operations for the years ended December 31, 2002 and 2003, respectively.

Recent Accounting Pronouncements

On January 1, 2003, InterCept adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have a material impact on InterCepts’s financial position or results of operations.

On January 1, 2003, InterCept adopted Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others, which requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation that it assumes under the guarantee. Guarantors are also required to meet expanded disclosure obligations. The adoption of Interpretation No. 45 did not have a material impact on InterCept’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 has not and is not expected to have a material impact on InterCept’s results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on InterCept’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective date of this statement as it relates to certain mandatorily redeemable non-controlling interests in consolidated limited-life subsidiaries. The adoption of the effective provisions of SFAS No. 150 did not have a material impact on InterCept’s results of operations or financial position.

3.	ACQUISITIONS

During 2001 and 2002, InterCept completed several acquisitions all of which are included in the Financial Institution Services segment with the exception of the purchase of EPX and the assets of Internet Billing Company, Ltd. in 2002, which are included in the Merchant Services segment.

On January 4, 2001, InterCept acquired certain assets of the check item and back office processing division of SLMsoft.com, Inc. (“SLM”). Total consideration consisted of $40 million in cash and up to 1,253,942 shares of InterCept common stock valued at approximately $28 million. Of the $40 million cash consideration, InterCept advanced $5 million to SLM in December 2000 and paid SLM $32.5 million on January 4, 2001. A total of $2.5 million was placed in escrow to cover general representations and warranties contained in the acquisition agreement. InterCept has received all of the money released from the escrow through December 31, 2003. InterCept also paid approximately $548,000 in expenses related to the SLM acquisition. Of the 1,253,942 shares of common stock, 609,682 were issued to SLM at closing and 258,388 shares were put into escrow for up to two years to cover general representations and warranties contained in the acquisition agreement. As of December 31, 2003, 258,388 of the escrow shares had been issued to SLM.

The consideration for the assets InterCept purchased from SLM exceeded their net tangible asset value by approximately $58.2 million, which was allocated as follows:

•	$31.7 million to goodwill initially amortized over a period of 20 years,

•	$1.5 million to product technology and amortized over a period of 10 years,

•	$24.5 million to customer relationships and amortized over a period of 20 years and

•	$500,000 to workforce and amortized over a period of four years.

InterCept has accounted for the acquisition as a purchase. InterCept has included the results of operations of the acquired business in its financial statements from the date of acquisition.

During the second quarter of 2001, InterCept consolidated the operations of its two Houston, Texas, data center facilities, one of which was acquired from SLM, into a new facility. In connection with the consolidation of the facilities, InterCept recorded a restructuring charge of approximately $405,000 during the quarter ended June 30, 2001, which is included in selling, general and administrative expenses in the accompanying statements of operations. The charge includes approximately $93,000 of severance related to several employees terminated during the second quarter and approximately $312,000 of facility closure costs. The facility closure costs include moving expenses and other miscellaneous costs incurred after operations ceased in addition to the noncancelable operating lease obligation on the existing facility. All costs were expensed as incurred with the exception of the lease obligation, which was accrued. As of December 31, 2003 and 2002, $73,000 and $151,000, respectively, was accrued for the lease obligation, which is included in accrued liabilities in the accompanying balance sheet. The amount represents the total remaining lease payments, less management’s estimate of rental income that may be received by subleasing the facility during the remaining lease term.

During the second quarter of 2002, InterCept consolidated the operations of its two Dallas, Texas data center facilities, one of which was acquired from SLM. The operations of the old SLM Dallas center were consolidated into the existing InterCept Dallas center. In connection with the consolidation of the facilities, InterCept recorded a restructuring charge of approximately $255,000 during the quarter ended June 30, 2002, which is included in selling, general and administrative expenses in the accompanying statements of operations. The charge is for facility closure costs. The facility closure costs includes moving expense and other miscellaneous costs incurred after operations ceased in addition to the noncancelable operating lease obligation on the SLM Dallas facility. All costs were expensed as incurred with the exception of the lease obligation, which was accrued. As of December 31, 2003 and 2002, $76,000 and $171,000, respectively, was accrued for the lease obligation, which is included in accrued liabilities in the accompanying balance sheet. The amount represents the total remaining lease payments, less management’s estimate of rental income that may be received by subleasing the facility during the remaining lease term.

In February 2001, InterCept acquired DPSC Software, Inc. (“DPSC”) from Netzee for consideration, which included approximately $14.1 million in cash, $79,000 in additional acquisition costs, and the assumption of $2.4 million of DPSC’s net liabilities. InterCept’s purchase price exceeded the net tangible asset value of DPSC by approximately $15.7 million, which was allocated as follows:

•	$9 million to goodwill and initially amortized over a period of 16 years,

•	$975,000 to product technology and amortized over a period of 10 years,

•	$5.1 million to customer contracts and amortized over a period of 16 years,

•	$100,000 to workforce and amortized over a period of 4 years and

•	$500,000 to patents and trademarks being amortized over 20 years.

InterCept accounted for this acquisition as a purchase.

From January through June 30, 2001, InterCept completed two other acquisitions for total consideration of $7.5 million, net, in cash. The consideration exceeded the net tangible asset values of these acquisitions by approximately $5.4 million, which was allocated to customer relationships and goodwill and is being amortized over periods of 10 to 16 years which was initially over 20 years, respectively. InterCept accounted for these acquisitions as purchases. The results of operations of the acquired assets are included in InterCept’s financial statements from the date of acquisition.

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

In October 2001, InterCept acquired substantially all of the assets of First Item Processing Corporation (“FIP”), a company that provided item processing services in Florida. Consideration totaled approximately $750,000. The agreement also included contingent consideration of $206,500, of which $79.2 million was paid January 2002 and recorded as purchase price consideration. The consideration exceeded the tangible asset values of FIP by approximately $848,000, which was allocated as follows:

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

	HSI	FIP
Current Assets	$1,147	$—
Property and Equipment	500	33
Other Assets	10	—
Customer Relationships	10,300	100
Goodwill	13,371	748

Total Assets Aquired	25,328	881
Current Liabilities	(1,118)	(131)

Net Assets Aquired	$24,210	$750

Effective April 8, 2002, InterCept acquired substantially all of the assets of Internet Billing Company, Ltd., a Florida limited partnership that provides transaction processing for internet merchants. These assets included shares of several subsidiaries and affiliated companies of Internet Billing Company, Ltd. InterCept paid cash of $104.3 million, net of cash received of $7.7 million. Costs associated with the acquisition totaled approximately $2.1 million. InterCept used cash on hand, proceeds from its line of credit with Wachovia Bank, National Association (formerly named First Union National Bank), and proceeds from a CD-secured loan from The Peoples Bank of Winder, Georgia, to pay the purchase price. Of the cash paid, $19.6 million was placed in escrow to secure certain representations and warranties for a period of time after the closing. A total of $4.2 million has been released from escrow to InterCept to satisfy certain losses. In accordance with the purchase agreement, the partnership agreed to indemnify InterCept against certain losses, including the amount, if any, by which iBill’s working capital deficit exceeded $8.4 million upon closing of the acquisition. As of December 31, 2002, the former owners of iBill owed InterCept approximately $1.7 million related to the working capital deficit, which amount is included in other current assets in the accompanying balance sheet. On February 11, 2003, InterCept amended the iBill asset purchase agreement to settle outstanding issues related to the $10.5 million remaining in the purchase price escrow that secured representations and warranties of the former owners, including those related to potential Visa and MasterCard fines for excessive charge-backs. Under the February 2003 amendment, InterCept received $8.0 million from the escrow, and the former owners of iBill received the $2.5 million then remaining in the escrow. Of the $8.0 million received by InterCept, $1.7 million was applied to InterCept’s claim against the former owners of iBill for indemnification related to iBill’s working capital deficit as of the closing date. The amount received by InterCept was recorded as a return of purchase price and was included as a reduction of goodwill. In the amendment, the former owners also agreed to eliminate the earnout provisions in the purchase agreement. InterCept agreed to indemnify the former owners for any claims resulting from processing-related activities that occurred before April 8, 2002.

The consideration for the assets InterCept purchased from iBill exceeded their net tangible asset value by approximately $123.6 million, which was allocated as follows:

•	$16.9 million to customer relationships to be amortized over a period of 10 years (subsequently reduced to 5 years in the 4th quarter of 2003),

•	$18.7 million to patented technology to be amortized over a period of 10 years,

•	$0.1 million to domain names to be amortized over a period of 10 years,

•	$2.3 million to noncompete agreements to be amortized over a period of 5 years,

•	$4.4 million to trade names with an indefinite life and

•	$81.2 million to goodwill.

The weighted average amortization period for the intangible assets subject to amortization is 8.4 years.

All goodwill and other intangible asset amortization related to the iBill acquisition is expected to be deductible for tax purposes. InterCept has included the results of operations of iBill in its financial statements from the date of acquisition.

On March 19, 2002, InterCept signed a binding letter agreement to acquire all of the outstanding stock of EPX, a provider of electronic transaction processing services based in New Castle, Delaware. EPX enables businesses to accept credit card, debit card and electronic check payments. The acquisition closed on May 24, 2002. The acquisitions of iBill and EPX have enabled InterCept to offer end-to-end transaction processing services and expand its current merchant processing operations. Under the merger agreement, InterCept issued 1,349,877 shares of its common stock to the stockholders of EPX. In accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations,” InterCept recorded the purchase price at $37.71 per share, representing the average closing price for the three trading days before and after the announcement of the acquisition. InterCept advanced $8.5 million to EPX before the effective date of the merger, and EPX used the advance to satisfy various obligations and to loan $1.7 million to an officer and shareholder of EPX who became an employee of InterCept. The $8.5 million loaned to EPX is included in investing activities in the accompanying statement of cash flows. As of December 31, 2003, approximately $2.7 million is due to InterCept from this employee and is included in other noncurrent assets in the accompanying balance sheet. A portion of the shares issued to EPX shareholders (269,979 shares) was placed in escrow to satisfy liabilities and unresolved contingencies in excess of $13.1 million existing at the closing date and to secure EPX’s representations and warranties. EPX’s assets included cash of $1.1 million. InterCept paid transaction costs of approximately $1.6 million in connection with the acquisition. The consideration exchanged in the acquisition exceeded the net tangible value of assets acquired by approximately $65.8 million, which was allocated as follows:

•	$11.9 million to customer relationships to be amortized over a period of 20 years (subsequently reduced to 10 years in the 4th quarter of 2002),

•	$5.7 million allocated to product technology to be amortized over a period of 7 years,

•	$0.5 million allocated to a noncompete agreement to be amortized over a period of 5 years and

•	$47.7 million to goodwill.

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

The weighted average amortization period for the intangible assets subject to amortization is 12.0 years.

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

The following unaudited pro-forma consolidated financial information for the twelve-month periods ended December 30, 2001 and 2002 assumes the acquisitions of iBill, EPX and the item and remittance processing and statement rendering assets from ACS had occurred at the beginning of each period presented (in thousands, except per share amounts):

	For the Year Ended
	December 31, 2001	December 31, 2002
Revenues	$238,359	$261,363
Net Income/Loss Before Income Taxes and Minority Interest	14,759	(5,561)
Net Loss	(1,567)	(8,719)
Net Income per Common Share (Basic)	(0.09)	(0.45)
Net Income per Common Share (Diluted)	(0.09)	(0.45)

4.	INVESTMENT IN AFFILIATE

For 2002, investment in affiliate represents InterCept’s interest in Netzee. As of December 31, 2002, InterCept owned approximately 28% (944,000 common shares) of Netzee. On December 31, 2002, Certegy, Inc. purchased substantially all of the assets of Netzee for approximately $10.4 million. In January 2003 InterCept received approximately $2.3 million in payment towards the line of credit and $473,000 upon redemption of its shares of Netzee common stock. InterCept recorded a one time charge of approximately $5.4 million associated with the sale of Netzee to Certegy. In 2003, InterCept recorded other income in the amount of $790,000 for the payout of the escrow from the escrow established for the Netzee acquisition.

Summarized financial information of Netzee as of and for the years ended December 31, 2001 and 2002 is as follows (in thousands):

	2001	2002
Net Revenue	$25,764	$17,862
Operating Expense	84,386	32,173
Net Loss From Continuing Operations	(58,622)	(14,311)
Net Loss	(60,021)	(16,849)
Current Assets	5,220	7,430
Noncurrent Assets	27,281	—
Current Liabilities	6,396	4,083
Noncurrent Liabilities	14,373	—
Redeemable Preferred Stock	6,500	—

5.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and 2003 consisted of the following (in thousands):

	2002	2003
Land and Building	$1,338	$1,338
Leasehold Improvements	5,067	9,581
Machinery and Equipment	34,421	42,187
Furniture and Office Equipment	4,025	4,831
Software	14,074	29,408
Construction in Progress	2,272	715

Subtotal	61,197	88,060
Less Accumulated Depreciation	(18,873)	(30,147)

Property and Equipment, Net	$42,324	$57,913

6.	INTANGIBLES AND GOODWILL

Intangibles at December 31, 2002 and 2003 are summarized as follows (in thousands):

		December 31, 2002			December 31, 2003
	Useful Life in Years	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Product technology	10	$10,544	$(2,628)	$7,916	$12,524	$(4,332)	$8,192
Customer contracts and relationships	7-20	60,453	(8,495)	51,958	56,416	(13,457)	42,959
Marketing agreement	20	825	(110)	715	825	(151)	674
Patented technology	10	18,745	(1,424)	17,321	9,465	(3,239)	6,226
Non-compete agreements	5	1,091	(335)	756	1,091	(555)	536
Domain names	10	88	(6)	82	88	(15)	73

		91,746	(12,998)	78,748	80,409	(21,749)	58,660
Nonamortized intangible assets:
Trade names and trademarks	indefinite	4,693	(23)	4,670	2,133	(23)	2,110

Total intangible assets		$96,439	$(13,021)	$83,418	$82,542	$(21,772)	$60,770

Total amortization expense for the years ended December 31, 2001, 2002 and 2003 was $7.0 million, $8.5 million and $8.8 million, respectively. Estimated amortization expense for the next five fiscal years is as follows:

2004	$10,265
2005	$10,047
2006	$9,799
2007	$7,603
2008	$6,282

The changes in the carrying amount of goodwill for the year ended December 31, 2003 by segment are as follows:

	Financial Institution Services	Merchant Services	Total
Balance as of January 1, 2002	$86,811	$—	$86,811
Goodwill acquired during year	5,610	129,299	134,909
Acquisition costs paid for prior acquisitions	556	—	556
Contingent consideration related to 2000 acquisition	333	—	333
Purchase price allocation adjustments- 2001 acquisitions	(193)	—	(193)

Balance as of January 1, 2003	93,117	129,299	222,416
Goodwill acquired during year	—	—	—
Acquisition costs paid for prior acquisitions	5	1,449	1,454
Contingent consideration related to 2000 acquisition	833		833
Return of purchase price		(6,238)	(6,238)
Impairment of goodwill	—	(114,730)	(114,730)
SLM Earnout Shares	728	—	728

Balance as of December 31, 2003	$94,683	$9,780	$104,463

The balance of goodwill above as of January 1, 2003 and December 31, 2003 excludes accumulated amortization in the amount of $6.2 million that had accumulated as of the adoption date of SFAS No. 142.

Impairment Charge

An annual impairment test for goodwill was performed at December 31, 2003 for the financial services and the merchant services divisions. The annual impairment analysis of the financial services division resulted in no indication of impairment and therefore no write-off of goodwill was recorded in 2003. Management also determined that there was no triggering event under SFAS No. 144 for the intangible and tangible assets of the financial services division in 2003 and therefore no impairment test was required.

However, the decline in operations of the merchant services division and certain changes in the compliance environment discussed more fully below resulted in the requirement to perform an impairment analysis of the long lived assets of the merchant services division in the fourth quarter of 2003 under the provisions of SFAS No. 144. In addition, although not held for sale as defined under SFAS No. 144, during the fourth quarter of 2003 management determined that it was more likely than not that the merchant services division or significant portion of the related assets would be sold or otherwise disposed of (See Note 16). Therefore, InterCept performed an impairment analysis of the intangible and tangible long-lived assets of its merchant services division in the fourth quarter of 2003. InterCept then performed an impairment test of goodwill under SFAS No. 142 for the goodwill allocated to its merchant services division. The following paragraphs detail the analysis performed and the details of the impairment charges recorded for the intangible assets of $15.9 million and goodwill of $114.8 million in the fourth quarter of 2003.

Effective October 1, 2003, Visa reduced the charge-back threshold from 2.5% to 1.0% for Visa USA transactions and effective January 1, 2004, reduced the charge-back threshold from 2.5% to 2% for Visa International transactions. Visa began reviewing iBill’s sponsored merchants’ charge-back ratios at the new compliance thresholds and identified several significant merchants who were out of compliance with the new thresholds. iBill has continued to work with these sponsored merchants to reduce charge-backs; however, as of December 31, 2003, these merchants were still not in compliance and Visa began to increase the level of scrutiny on these merchants’ transactions. If the merchants are unable to comply with Visa’s programs, the merchants could be fined and ultimately disqualified from processing Visa transactions. Due to the these changes in the business climate in the fourth quarter of 2003, as well as the likelihood of a sale of the division or a significant portion of the related assets (Note 16) InterCept determined that the carrying amounts of intangible assets in the merchant services segment may not be recoverable. In accordance with SFAS No. 144, InterCept estimated the undiscounted future cash flows associated with the assets and compared the amounts to the carrying values of the assets. Based on this comparison, InterCept determined that certain assets were impaired, as detailed below. In order to quantify the impairment loss, InterCept estimated the fair value of the assets based on the discounted future cash flows associated with the assets and recorded an impairment loss equal to the difference in the fair value and carrying amount of the assets.

In order to test for improvement of goodwill, InterCept estimated the fair value of its Financial Institution Services Segment, iBill, and EPX based upon discounted future cash flow projections for the unit as well as comparable industry revenue and earnings multiples. InterCept then compared the fair value estimates for each reporting unit to the carrying amount of that unit. Based on this analysis at December 31, 2003, the estimated fair values for the iBill and EPX reporting units were less than the carrying amounts. To determine if goodwill was impaired, InterCept estimated the fair values of the identifiable intangibles and tangibles associated with the iBill and EPX reporting units based on discounted future cash flow projections. InterCept then deducted the estimated fair value of the identifiable intangibles as well as the fair value of the reporting unit’s tangible net assets from the reporting unit’s estimated fair value to determine the implied fair value of goodwill. Because the implied fair values of goodwill did not exceed the carrying amounts, InterCept concluded that goodwill was impaired.

The total impairment loss of $130.7 million is summarized below:

iBill customer relationships	$4.0 million
iBill trade names	$2.6 million
iBill patents	$9.3 million
iBill goodwill	$74.2 million
EPX goodwill	$40.6 million

Total impairment charge	$130.7 million

InterCept also evaluated the remaining useful lives of its intangible assets subject to amortization. In 2002, InterCept shortened the useful life of the EPX customer relationships from 20 to 10 years. Additionally, in 2003 InterCept shortened the useful life of the iBill customer relationships from 10 years to 5 years. The revised carrying amount after the impairment loss will be amortized prospectively based on the new useful life.

During the fourth quarter of 2002, InterCept’s revenues and earnings for its merchant services segment fell below original estimates due to several factors, including the implementation of new credit card association rules in November 2002, the termination of certain merchants due to noncompliance with credit card association rules, and the transfer of iBill’s transaction processing from EPX to a third party processor. As a result, InterCept determined that the carrying amounts of intangible assets in the merchant services segment may not be recoverable. In accordance with SFAS No. 144, InterCept estimated the undiscounted future cash flows associated with the assets and compared the amounts to the carrying values of the assets. Based on this comparison, InterCept determined that certain assets were impaired. In order to quantify the impairment loss, InterCept estimated the fair value of the assets based on the discounted future cash flows associated with the assets and recorded an impairment loss equal to the difference in the fair value and carrying amount of the assets. The total impairment loss of $20.0 million is summarized below:

IBill customer relationships	$5.9 million
IBill trade names	$.2 million
IBill noncompete agreements	$1.7 million
EPX customer relationships	$9.9 million
EPX product technology	$2.3 million

Total impairment charge	$20.0 million

InterCept also evaluated the remaining useful lives of its intangible assets subject to amortization. Based on changes in merchant attrition rates in the EPX reporting unit, InterCept has shortened the useful life of EPX customer relationships from 10 years to 5 years. The revised carrying amount after the impairment loss will be amortized prospectively based on a 5 year life.

7.	LONG-TERM DEBT

Long-term debt at December 31, 2002 and 2003 consisted of the following (in thousands):

	2002	2003
$60 million line of credit with Bank of America; interest payable at the LIBOR rate plus applicable margin as defined (approximately 3.89% as of December 31, 2003); payable in full on September 19, 2006; guaranteed by substantially all assets of InterCept	$—	$25,000
$50 million line of credit with Wachovia, paid in full.	$39,350	—
Equipment under capital lease with rates ranging from 7.86% to 20.4% with maturity dates from March 2004 to May 2004.	588	121
Note with the Peoples Bank of Winder, paid in full.	18,221
Note with Wachovia Bank, paid in full.	5,000	—

Other	6	6

Subtotal	63,165	25,127
Less Current Maturities	(23,740)	(1,127)

Total	$39,425	$24,000

Future maturities of notes payable and line of credit at December 31, 2003 are as follows (in thousands):

2004	$1,127
2005	—
2006	—
2007	—
2008	24,000

$25,127

InterCept has two letters of credit with Bank of America which reduce the availability on the line of credit. As of December 31, 2003 the total value of the letters of credit is $5.5 million.

Line of Credit

The line of credit was entered into with Bank of America in 2003 and replaced the original facility with Wachovia. InterCept paid fees and expenses of approximately $1.7 million and is amortizing those fees to interest expense over the term of the agreement, three years. The balance of the old deferred financing costs associated with the Wachovia agreement were recorded to expense when the new facility was entered into. The amount that InterCept can borrow under the facility began to decrease by $1,250,000 per quarter on December 31, 2003. Under the new credit agreement, the amount InterCept can borrow under the facility will also be reduced, beginning with the delivery of the financial statements for the fiscal year ending December 31, 2004 by an amount equal to 50% of “excess cash flow”, as defined, for each fiscal year, up to a maximum reduction of $2,500,000 per year. The reductions described in the preceding two sentences will not, however, decrease the amount InterCept may borrow to less than $35 million. The Bank of America credit facility contains provisions which require InterCept to maintain certain financial ratios and minimum net worth amounts and which restrict InterCept’s ability to incur additional debt, make certain capital expenditures, enter into agreements for mergers, acquisitions or the sale of substantial assets and pay cash dividends, among other restrictions. As a result of the anticipated impairment charge we recorded and the proposed settlement of certain litigation, our lenders agreed to amend the credit facility to revise certain financial covenants to reflect the financial impact of those events.

8.	SEGMENT REPORTING

InterCept’s operations were classified as one business segment in 2001 and the first quarter of 2002. The acquisitions of iBill and EPX during the three months ended June 30, 2002 added merchant processing to InterCept’s product offerings. Therefore, the operations are now classified into two business segments: Financial Institution Services and Merchant Services. For the years ended December 31, 2001, results from merchant portfolio management that were previously insignificant have been reclassified from the Financial Institution Services segment to the Merchant Services segment. InterCept evaluates segment performance based on operating income. Segment results for 2001, 2002 and 2003 are as follows:

	Year Ended December 31, 2003
	Financial Institution Services	Merchant Services	Total
Revenues:
Service fee	$164,364	$61,377	$225,741
Data communications management	10,115	—	10,115
Equipment and product sales, services and other	8,563	—	8,563
Customer reimbursements	14,110	—	14,110

Total revenues	197,152	61,377	258,529

Costs of services:
Costs of service fees	78,507	26,213	104,720
Costs of data communications management	7,465	—	7,465
Costs of equipment and product sales, services and other	6,707	—	6,707
Customer reimbursements	14,110	—	14,110

Selling, general and administrative expenses	72,760	33,953	106,713
Depreciation and amortization	14,327	6,519	20,846
Impairment charge		130,652	130,652

Total operating expenses	193,876	197,337	391,213

Operating income (loss)	$3,276	$(135,960)	$(132,684)

Assets	226,761	97,291	324,052
Capital expenditures	24,581	4,676	29,257

	Year Ended December 31, 2002
	Financial Institution Services	Merchant Services	Total
Revenues:
Service fee	$141,095	$54,700	$195,795
Data communications management	8,890		8,890
Equipment and product sales, services and other	7,991		7,991
Customer reimbursements	14,026		14,026

Total revenues	172,002	54,700	226,702

Costs of services:
Costs of service fees	61,675	25,701	87,376
Costs of data communications management	5,798		5,798
Costs of equipment and product sales, services and other	6,205		6,205
Customer reimbursements	14,026		14,026

Selling, general and administrative expenses	52,421	22,347	74,768
Depreciation and amortization	10,602	5,015	15,617
Impairment charge	0	20,005	20,005

Total operating expenses	150,727	73,068	223,795

Operating income	$21,275	$(18,368)	$2,907

Assets	247,447	225,167	472,614
Capital expenditures	9,742	4,898	14,640

	Year Ended December 31, 2001
	Financial Institution Services	Merchant Services	Total
Revenues:
Service fee	$112,418	$2,172	$114,590
Data communications management	7,424		7,424
Equipment and product sales, services and other	8,758		8,758
Customer reimbursements	9,452	0	9,452

Total revenues	138,052	2,172	140,224

Costs of services:
Costs of service fees	42,686	59	42,745
Costs of data communications management	5,528		5,528
Costs of equipment and product sales, services and other	6,724		6,724
Customer reimbursements	9,452		9,452

Selling, general and administrative expenses	41,631	873	42,504
Depreciation and amortization	11,463	20	11,483

Total operating expenses	117,484	952	118,436

Operating income	$20,568	$1,220	$21,788

Assets	283,074	194	283,268
Capital expenditures	10,596	12	10,608

9.	INCOME TAXES

The components of income tax provision (benefit) in the consolidated statements of operations for the years ended December 31, 2001, 2002, and 2003 are as follows (in thousands):

	2001	2002	2003
Current Expense	$7,125	$1,838	$(4,964)
Deferred Expense	(3,981)	(3,132)	(27,687)

Provision (Benefit) For Income Taxes	$3,144	$(1,294)	$(32,651)

The income tax provision, as reported in the statements of operations, differs from the amounts computed by applying federal statutory rates of 35% due to the following for the years ended December 31, 2001, 2002, and 2003 (in thousands):

	2001	2002	2003
Federal Income Tax Provision at Statutory Rate	$8,315	$1,621	$(46,835)
Permanent Tax/Book Basis Differences, Primarily Goodwill	283	41	16,197
Meals and Entertainment	77	93	169
State Tax Provision, Net of Federal Effect	807	(121)	(6,014)
Benefit for Undistributed Losses of Affiliate	(6,366)	(3,100)
Change in Valuation Allowance	0	385	3,796
Other	28	(213)	35

Total	$3,144	$(1,294)	$(32,652)

Benefit for undistributed losses of affiliate represents a tax benefit based upon the reduction of the excess of book basis over tax basis of InterCept’s investment in Netzee.

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences that give rise to deferred tax assets and liabilities at December 31, 2002 and 2003 are as follows (in thousands):

	2002	2003
Deferred Tax Assets
Deferred Revenue	1,235	1,212
Accounts Receivable Reserves	1,063	436
Intangibles Tax Basis in Excess of Book Basis	1,820	33,888
Carryover Tax Basis in Pre-Acquisition Goodwill	1,001	912
Net Operating Loss Carry Forwards	2,079	4,347
Capital Loss on Sale of Netzee	385	395
Legal Settlements	—	3,470
Other	238	250

Total Gross Deferred Tax Assets	7,821	44,910
Less Valuation Allowance	(385)	(4,191)

Net Deferred Tax Assets	7,436	40,719

Deferred Tax Liabilities
Intangible Amortization	(3,751)	(5,427)
Accelerated Depreciation	(2,687)	(5,227)
Software Development	(2,294)	(2,753)
Other	—	(461)

Total Gross Deferred Tax Liabilities	(8,732)	(13,868)

Net Deferred Tax (Liability) Asset	(1,296)	26,851
Less Current Net Deferred Tax Assets	2,536	5,368

Noncurrent Net Deferred Tax (Liabilities) Asset	$(3,832)	$21,483

EPX had net operating loss carryforwards of approximately $7.9 million that were transferred to InterCept in conjunction with the acquisition. The use of these carryforwards is subject to limitations under the Internal Revenue Code Section 382. During 2002, InterCept utilized approximately $1.1 million of these carryforwards. The net operating loss carryforward as of December 31, 2003 is approximately $6.8 million and expires in 2021. During 2003, InterCept generated net operating loss carryforwards of approximately $2.3 million. InterCept anticipates that the full net operating loss carryforward will be utilized. The Company has reviewed the net deferred tax asset and has concluded that a valuation allowance is not necessary based on the Company’s future projections of taxable income.

10.	STOCK OPTION PLANS

2002 Acquisitions Stock Option Plan

The board of directors approved InterCept’s 2002 Acquisitions Stock Option Plan effective as of April 16, 2002. The persons eligible to participate in the 2002 Acquisitions Stock Option Plan are former employees of, or consultants to, Internet Billing Company, Ltd., EPX or their affiliates. Awards under the 2002 Acquisitions Stock Option Plan are currently granted by a compensation committee composed of three independent directors of the board of directors. Awards issued under the 2002 Acquisitions Stock Option Plan include nonqualified stock options (“NQSOs”). The compensation committee administers the 2002 Acquisitions Stock Option Plan and generally has the discretion to determine the terms of an option grant, including the number of option shares, option price, term, vesting schedule and the post-termination exercise period.

As of December 31, 2003, the maximum number of shares of common stock reserved for issuance under the Plan was 600,000, and 493,500 shares were available for grant. Shares of common stock that are attributable to awards that have expired, terminated, or been canceled or forfeited during any calendar year are available for issuance or use in connection with future awards during such calendar year.

The 2002 Acquisitions Stock Option Plan will remain in effect until terminated by the board of directors. The 2002 Acquisitions Stock Option Plan may be amended by the board of directors without the consent of the shareholders of InterCept.

The G. Lynn Boggs 2002 Stock Option Plan

The board of directors approved The G. Lynn Boggs Stock Option Plan effective as of April 16, 2002. The sole person eligible to participate in The Boggs Option Plan is G. Lynn Boggs, President and Chief Operating Officer of InterCept, Inc. Awards under The Boggs Option Plan were granted by a compensation committee composed of three independent directors of the board of directors. The stock options issued under The Boggs Option Plan were nonqualified stock options (“NQSOs”).

The Boggs Plan prohibits, in the same manner as the 2002 Acquisitions Plan described above, the solicitation of customers and employees by Mr. Boggs after his employment is terminated.

As of December 31, 2003, the maximum number of shares of common stock reserved for issuance under the Plan was 150,000, and 0 shares were available for grant.

The G. Lynn Boggs Stock Option Plan will remain in effect until terminated by the board of directors. The G. Lynn Boggs Stock Option Plan may be amended by the board of directors without the consent of the shareholders of InterCept.

2002 Stock Option Plan

The board of directors and InterCept’s shareholders approved InterCept’s 2002 Stock Option Plan effective as of April 24, 2002. Awards under the 2002 Stock Option Plan are currently granted by a compensation committee composed of three independent directors of the board of directors. Awards issued under the 2002 Stock Option Plan may include incentive stock options (“ISOs”) and/or nonqualified stock options (“NQSOs”) and/or grants of restricted stock. The compensation committee administers the 2002 Stock Option Plan and generally has the discretion to determine the terms of an option grant, including the number of option shares, option price, term, vesting schedule, post-termination exercise period and whether the grant will be an ISO or NQSO. Notwithstanding this discretion, (i) the number of shares subject to options granted to any individual in any fiscal year may not exceed 500,000 shares (subject to certain adjustments), (ii) if an option is intended to be an ISO and is granted to a shareholder holding more than 10% of the combined voting power of all classes of InterCept’s stock or the stock of its subsidiary on the date of the grant of the option, the option price per share of common stock may not be less than 110% of the fair market value of such share at the time of grant, and (iii) the term of an ISO may not exceed ten years, or five years if granted to a shareholder owning more than 10% of the total combined voting power of all classes of stock on the date of the grant of the option.

The 2002 Stock Option Plan provides for the granting of nonqualified stock options to the directors of InterCept. The board of directors authorized the issuance of common stock under the 2002 Stock Option Plan pursuant to options having an exercise price equal to the fair market value of the common stock on the date the options are granted. The board of directors has approved director grants of (i) options to purchase 35,000 shares to each nonemployee director of InterCept who beneficially owns less than 4% of InterCept’s outstanding common stock on the date of such directors’ initial election to the board of directors, (ii) options to purchase 10,000 shares, as amended, to each director on each anniversary date of such director’s election to the board at an exercise price equal to the fair market value of the common stock on the date the options are granted and (iii) options to purchase 35,000 shares to each director on the fifth anniversary date of such director’s election to the board. Each initial director grant and five year anniversary option vests ratably over the director’s three-year term of service, and each annual grant vests on the date of grant. Options granted to directors prior to December 31, 2001 expire five years after the date of grant unless canceled sooner as a result of termination of service or death or unless such option is fully exercised prior to the end of the option period. Options granted to directors after December 31, 2001 expire ten years after the date of grant.

As of December 31, 2003, the maximum number of shares of common stock reserved for issuance under the Plan was 1,250,000, and 896,000 shares were available for grant. The 2002 Stock Option Plan provides that the number of shares of common stock available for issuance thereunder shall be automatically increased on the first trading day of each calendar year beginning January 1, 2003 by 3% of the number of shares outstanding on the preceding trading day. Shares of common stock that are attributable to awards that have expired, terminated, or been canceled or forfeited during any calendar year are available for issuance or use in connection with future awards during such calendar year.

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

1996 Stock Option Plan

The board of directors and InterCept’s shareholders approved InterCept’s Amended and Restated 1996 Stock Option Plan effective as of November 12, 1996. The board of directors determined that no additional options would be issued under the 1996 Stock Option Plan effective as of October 31, 2002. As of December 31, 2003, 3,561,043 options were issued, 451,943 have been exercised and 2,801,665 are outstanding. The remaining options outstanding expire no later than April 2012.

ProVesa, Inc. 1994 Stock Option Plan

InterCept assumed the ProVesa, Inc. 1994 Stock Option Plan (“ProVesa Plan”) in November 1996 in conjunction with an acquisition. In 1998, the board of directors determined that no additional options would be issued under the ProVesa Plan. Of the 42,106 options originally issued, 1,813 have been exercised and 40,293 are outstanding as of December 31, 2003. The remaining options outstanding expire in December 2004.

A summary status of InterCept’s stock option plans as of December 31, 2001, 2002 and 2003 and changes during the years are presented below:

	Shares	Price Range	Weighted Avg. Option Price
Outstanding At December 31, 2000	2,146,350	$2.16-$28.19	$14.49
Granted	963,750	$22.31-$33.32	$25.15
Exercised	(218,310)	$2.37-$26.88	$11.02
Terminated	(49,373)	$7.50-$26.88	$21.28

Outstanding at December 31, 2001	2,842,417	$2.16-$28.19	$18.27
Granted	1,727,100	$15.89-$42.38	$26.29
Exercised	(96,059)	$2.16-$26.88	$14.74
Terminated	(63,581)	$15.88-$34.22	$27.54

Outstanding at December 31, 2002	4,409,877	$2.16-$42.38	$21.18
Granted	298,500	$4.40-$10.16	$5.85
Exercised	(22,220)	$7.00	$7.00
Terminated	(486,286)	$7.00-$42.07	$26.28

Outstanding at December 31, 2003	4,199,871	$2.16-$42.38	$19.52

On July 1, 2001, InterCept adopted the 2001 Employee Stock Purchase Plan (“ESPP”). The ESPP allows for eligible employees to participate in the purchase of shares of InterCept’s common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly stock purchase period. InterCept has authorized 500,000 shares of common stock for issuance under the ESPP and issued 242,207 shares through the year ended December 31, 2003.

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

	2001	2002	2003
Risk-free Interest Rate	4.86%	4.46%	3.45%
Expected Dividend Yield	0	0	0
Expected Lives	7.0 Years	8.4 Years	8.0 Years
Expected Volatility	76.20%	74.30%	74.29%

The weighted average fair value of options for the stock granted to employees of InterCept in 2001, 2002 and 2003 was $18.01, $26.29 and $5.85 per share, respectively. The total value of options for InterCept’s stock granted to employees of InterCept during 2001, 2002 and 2003 was computed as approximately $17,302,000, $41,468,000 and $1,745,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of stock purchase rights granted in 2003 computed using the Black Scholes option pricing model was $2.91 per share. Assumptions include an expected life of three months, weighted-average risk-free interest rate of 1.1% in 2003, and other assumptions that are consistent with those used for the stock option plans described above.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Avg Price	Weighted Avg Contractual Life (in Years)	Number of Shares	Weighted Average Price
$2.16-$6.65	438,238	$2.19	2.7	328,905	$2.19
$6.66-$9.99	447,721	$7.37	5.3	390,221	$7.42
$10.00-$13.33	30,000	$10.63	9.2	13,333	$11.23
$13.34-$16.66	934,668	$15.99	8.4	669,648	$15.99
$16.67-$19.99	330,500	$18.19	6.0	318,504	$18.16
$20.00-$23.32	454,749	$22.36	7.1	342,919	$22.38
$23.33-$26.66	806,713	$24.83	6.9	686,712	$24.87
$26.67-$29.99	66,616	$28.07	6.2	66,616	$28.07
$30.00-$33.32	399,166	$32.41	8.0	284,617	$32.33
$33.33-$42.38	291,500	$35.75	8.2	187,177	$36.60

	4,199,871			3,288,652

At December 31, 2001, 2002 and 2003, 1,310,063, 2,349,149 and 3,288,652 options for InterCept’s common stock with a weighted average exercise price of $12.65, $17.46 and $19.22 per share, respectively, were exercisable by employees of InterCept.

11.	CONVERTIBLE PREFERRED STOCK

On September 16, 2003, InterCept completed a sale of 100,000 shares of convertible Series A preferred stock to the Sprout Group and related entities for $10,000,000. At December 31, 2003 the convertible Series A preferred stock and preferred dividends are convertible into approximately 726,259 shares of InterCept common stock at a fixed price of $13.97 per share at the holder’s option at any time after the earliest of:

•	the date as of which the closing bid price of InterCept’s common stock shall have been equal to or greater than $25 per share for at least 10 consecutive trading days;

•	the fifth anniversary of the issuance date; and

•	five business days prior to a liquidation of the company or the closing of

•	any merger, consolidation, reorganization or other similar transaction, approved by the majority of the board, in which InterCept is not the surviving entity or in which securities of InterCept constituting in excess of 50% of the voting power of InterCept are exchanged for, or changed into, cash, property or securities of another person, or

•	the sale of all or substantially all of InterCept’s assets in a transaction approved by the majority of the board.

Dividends on the Series A preferred stock will accrue and be payable in kind at the rates of 5% per annum through March 31, 2004, 4% per annum from April 1, 2004 through March 31, 2005 and 3% per annum thereafter. Additionally, a majority of the holders of Series A preferred stock must consent to certain actions by InterCept, including but not limited to, an amendment to InterCept’s articles of incorporation, a sale or liquidation of the company, or an issuance of additional shares of InterCept’s capital stock, other than under existing employee benefit plans. InterCept incurred expenses in the amount of $204,000 that were offset against the proceeds received from the sale of the preferred stock.

12.	NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share at December 31, 2001, 2002 and 2003 were as follows (in thousands except per share amounts):

	2001			2002			2003
	Income	Shares	EPS	Income	Shares	EPS	Income	Shares	EPS
Basic EPS	$4,444	15,434	$0.29	$(2,316)	18,789	$(0.12)	$(105,029)	19,839	$(5.29)
Dilutives:
Stock options	—	826	—	—		—	—		—
Shares held in escrow to satisfy contingencies	—	137	—	—		—	—		—
Preferred	—	—	—	—		—	—		—
Contingently issuable shares subject to earnout provisions	—	—	—	—		—	—		—
Diluted EPS	$4,444	16,397	$0.27	$(2,316)	18,789	$(0.12)	$(105,029)	19,839	$(5.29)

Basic and diluted earnings per common share were computed by dividing net income (loss) or net income applicable to common shareholders by the weighted average number of shares of common stock outstanding during the year. For 2001, approximately 81,000 options of the outstanding stock options were antidilutive (exercise prices above the average stock prices) and were therefore excluded from the computation of diluted shares above. For 2002 and 2003, all outstanding stock options (4.3 million and 4.2 million, respectively) were antidilutive and were therefore excluded from the computation of diluted shares above. In 2003, potential shares issuable upon the conversion of the preferred stock (approximately 726,259) were also antidilutive.

13.	EMPLOYEE BENEFITS AND AGREEMENTS

InterCept maintains a separate defined contribution 401(k) savings plan, which covers substantially all employees, subject to certain minimum age and service requirements. Contributions to this plan by employees are voluntary; however, InterCept matches a percentage of the employees’ contributions. This percentage is determined annually by InterCept. InterCept’s contributions approximated $371,000, $570,000 and $664,000 in 2001, 2002 and 2003, respectively.

The Company has entered into employment agreements with certain of its executive officers. These employment agreements are for varying terms which provide for payment of amounts upon change of control and termination without cause.

14.	COMMITMENTS AND CONTINGENCIES

InterCept leases various equipment and facilities under noncancelable operating lease agreements. Future minimum annual obligations under these leases as of December 31, 2003 are as follows (in thousands):

2004	$12,341
2005	11,679
2006	10,940
2007	9,184
2008	7,313
Thereafter	9,631

Total	$61,088

Net rental expense was approximately $3,216,000, $6,030,000 and $7,517,000 during 2001, 2002 and 2003, respectively.

In September 2003, InterCept entered into a $12.0 million leasing arrangement with GE Capital under which InterCept has leased $10.7 million of equipment with lease terms ranging from 3 to 5 years to be used in its item processing operations for Sovereign Bank. All arrangements entered into under these leasing arrangements are accounted for as operating leases.

Litigation

Other than as described below, InterCept is not a party to, and none of its material properties is subject to, any material litigation other than routine litigation incidental to its business.

(1) InterCept brought an action on March 15, 2002 against Midwest Payment Systems, Inc. (“MPS”) in the U.S. District Court in the Eastern District of Tennessee seeking a declaration as to the rights and legal relations of InterCept, MPS and the customer banks under the contracts that InterCept and the banks have with MPS and asserting a claim for tortious interference with contractual relations. On April 3, 2002, InterCept and MPS agreed to a consent order pursuant to which MPS agreed to continue to provide services on a month-to-month basis so that InterCept can continue to service its customers who use MPS for ATM/EFT services. Both InterCept and MPS agreed not to solicit the ATM/EFT business of the customer banks until final resolution of the lawsuit, and both companies agreed to limited communications with the customers regarding the lawsuit. MPS and has brought its own claims against InterCept, including tortious interference with contract, breach of contract and breach of fiduciary duty. In February 2004, InterCept and MPS settled the dispute. Under the terms of the settlement, InterCept paid to MPS a deconversion fee of $25,900 to terminate its contract with MPS. The InterCept customer banks who used MPS services will have the option of terminating their contracts with MPS and signing new agreements with InterCept without payment of any penalties. For each bank that signs a new contract with InterCept, MPS will receive an amount from InterCept equal to approximately nine months of revenue that MPS was receiving from the bank. In the event that all of InterCept’s customer banks convert from MPS, InterCept will pay a total of approximately $250,000 to MPS.

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

(3) In April 2003, InterCept, three of its officers – John W. Collins, G. Lynn Boggs, and Scott R. Meyerhoff – and its former officer, Garrett M. Bender, were named as defendants in a shareholder class action lawsuit filed in the U.S. District Court for the Northern District of Georgia (Civil Action No. 03-CV0567). The plaintiff sought to represent a class of individuals who purchased InterCept common stock between September 16, 2002 and January 9, 2003. The plaintiff alleged that InterCept and the individual defendants made material misrepresentations and/or omitted to make material disclosures throughout the class period due to their false assurances that the adult entertainment portion of the company’s merchant services business was insignificant and their failure to disclose the impact of the implementation of new Visa regulations in November 2002. The plaintiff alleged violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under Section 10(b), and Section 20(a) of the Exchange Act. Similar actions were filed by multiple plaintiffs, and on May 2, 2003, the plaintiffs filed a motion to consolidate the claims. On June 23, 2003, the court denied the plaintiffs’ motion to consolidate. On July 11, 2003, the plaintiffs filed a new motion for consolidation.

On August 7, 2003, InterCept, Collins, Boggs and Meyerhoff filed motions to dismiss all of the actions, and on August 12, 2003, they filed answers to each of the complaints denying liability and stating affirmative defenses.

On February 18, 2004, InterCept announced an agreement to settle the class action securities cases. Under the terms of the proposed settlement agreement, which was filed with the court on February 17, 2004, InterCept and its insurance carrier will pay $5.3 million to the plaintiffs and their counsel. InterCept will fund $3.95 million and the insurance carrier will fund $1.35 million of the proposed settlement, which is subject to court approval. InterCept recorded a one-time charge of $4.2 million in the fourth quarter of 2003 for the settlement and related costs and expenses as the settlement terms were discussed and arrived upon in December 2003. This charge is included in selling, general and administrative expenses in the accompanying statement of operations. Upon final approval of the settlement, the pending claims against InterCept and the individual defendants will be dismissed without any admission of liability or wrongdoing. However, the court may not approve the litigation settlement or the settlement may not be consummated on the terms described.

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

InterCept processes MasterCard and Visa transactions through First Financial Bank and its affiliate, First Data Merchant Services Corporation (together referred to as “First Data”). On March 14, 2003, First Data was notified by MasterCard of an estimated assessment with respect to iBill’s noncompliance with MasterCard’s charge-back rules. First Data notified InterCept that MasterCard has reviewed the historical charge-back percentages for InterCept and Old iBill for the period from January 1, 2001 through February 28, 2003 and has determined that those percentages exceeded MasterCard’s limits. On March 31, 2003, First Data notified InterCept that MasterCard had determined the final amount of the assessment to be $5.85 million. Of the $5.85 million, $3.5 million was recorded as an adjustment of the iBill purchase price, $1.9 million was recorded as an expense for the quarter ended December 31, 2002 and $450,000 was recorded during the first quarter of 2003. During 2003, First Data deducted $5.85 million from iBill’s reserve for the assessment. The balance in the reserve of $5.3 million as of December 31, 2003 is included in the line item “Other noncurrent assets” in the balance sheet contained in the consolidated financial statements included in this report.

iBill’s former processor in Europe, Deutsche Bank, informed iBill that Mastercard assessed a fine to iBill for chargeback threshold violations for business processed through Deutsche Bank. Deutsche Bank also informed iBill that Mastercard assessed a fine to iBill for iBill’s failure to comply with Mastercard’s merchant rules in Europe. iBill expensed $519,000 during 2003 for these and other potential Mastercard fines.

InterCept also faces the possibility of fines from Visa for similar charge-back violations. Before InterCept acquired the assets of iBill in April 2002, Visa fined Internet Billing Company, Ltd. (“Old iBill”) for excessive charge-backs in the months of August and September of 2001 and January and February of 2002 in the aggregate amount of approximately $4.5 million. Old iBill also exceeded the Visa charge-back allowed rate in March 2002, and iBill exceeded the allowed charge-back rate in November 2002. In addition, Visa may deem iBill to have exceeded its charge-back levels in other months, but Visa has imposed no fines on iBill for excess charge-backs to date. InterCept has concluded that Visa fines in excess of amounts withheld by InterCept from merchant payouts are not probable, and accordingly, InterCept has not recorded a liability under Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“SFAS 5”) issued by the FASB. InterCept also faces the possibility of fines from Visa and MasterCard for any future charge-back violations if Visa and/or MasterCard decide to impose fines.

Visa’s RIS program identifies merchants that have excessive fraud counts each month. Visa places merchants with monthly fraud activity in excess of 1,500 transactions and $50,000 and a fraud to sales ratio of .5% or more in the program. Fines under this program escalate from $5,000 in the first month of the program to $100,000 after the fifth month. iBill has been placed in the RIS program, and as of December 31, 2003, iBill incurred $160,000 in VISA RIS fines. iBill has informed its merchants that iBill will be passing this fine to the merchants and thus iBill has not recorded expense associated with this fine in 2003.

Visa has also established a monitoring program for its acquiring banks in which Visa compares the number of fraudulent transactions processed through a bank against unpublished thresholds for a given industry. Visa notified iBill’s acquiring bank, First Financial Bank (First Data), that First Data had exceeded the program thresholds. First Data notified iBill that it intends to allocate the fine amongst its merchants. iBill has informed its merchants that iBill will be passing this fine to the merchants.

(2) In March 2002, MasterCard implemented a rule that requires all banks that submit transactions on behalf of a merchant to have a valid merchant agreement with that merchant. This rule applies whether the card is presented directly to the merchant or to a third-party payment facilitator, such as iBill. As a result, MasterCard has notified iBill’s former and current acquiring banks for MasterCard transactions that iBill acquired transactions from merchants without the required merchant agreements. Because of this determination, MasterCard has stated that it will impose assessments on the acquiring banks of $2,500 per day, retroactive to the day that the first noncompliant transaction was acquired through iBill. For the quarters ended March 31, 2003, and June 30, 2003, InterCept incurred $225,000, and $10,000 respectively, of expense related to these potential assessments. On April 4, 2003, MasterCard notified iBill’s acquiring bank that MasterCard had accepted iBill’s plan to achieve compliance with MasterCard’s rules and that MasterCard had granted a suspension of the $2,500 per day assessments through August 22, 2003 to give iBill time to achieve full compliance. MasterCard has informed iBill that iBill was in compliance as of August 22, 2003.

(3) In June 2003, iBill became aware, and subsequently informed Visa, that it had processed certain transactions for merchants who were not registered with Visa. Visa has assessed iBill $300,000 for these violations. InterCept paid the assessment and recognized it as expense in the second quarter of 2003, but may appeal the assessment since we self-reported the violation. Visa has also informed First Data that it intends to send a third party to review iBill’s processes to ensure that iBill has procedures in place to prevent additional processing of unregistered merchants in the future. If the results of this audit are unsatisfactory, Visa could assess additional fines for improper processing.

InterCept cannot predict with certainty whether Visa and MasterCard will fine it for excess charge-backs, merchant violations or other violations of card association rules, and if so, the amounts of those fines. Any fines could materially adversely affect InterCept’s financial condition and result of operations.

Visa has established a monitoring program for its acquiring banks in which Visa compares the number of fraudulent transactions processed through a bank against unpublished thresholds for a given industry. During the third quarter of 2003, Visa notified our acquiring bank that because InterCept had exceeded Visa’s threshold for fraudulent transactions, Visa had imposed fines of $400,000 which InterCept expensed in the third quarter of 2003. Because Visa does not publish these industry rates or our rates, InterCept cannot estimate whether a fine will be imposed, or if so, its amount, until Visa notifies InterCept of the fine. InterCept faces the possibility of future fines from Visa if it continues to exceed these alert thresholds.

During the fourth quarter of 2003, Visa notified the Company’s acquiring bank that because it had exceeded Visa’s thresholds for fraudulent transactions, Visa had imposed fines of $200,000. InterCept recorded the $200,000 to expense in the fourth quarter of 2003. Because Visa does not publish these industry rates or the Company’s rates, InterCept cannot estimate whether a fine will be imposed until Visa notifies it of the fine. However, due to heightened fraudulent activity during the last several months of 2003 related to several specific merchants and transactions, InterCept concluded that a fine is probable for these months. InterCept has also accrued $400,000 for additional potential fines through December 31, 2003.

(4) During December 2003 InterCept agreed in principle to settle a dispute with the former shareholders of Electronic Payment Exchange, Inc. Under the proposed settlement, InterCept will pay to the shareholders $3,150,000. A new company established by these shareholders will assume the lease for the company’s location in Phoenix, Arizona and will assume title to all equipment located in that facility. InterCept will contribute $400,000 to the Phoenix lease obligation over the next four years. One of the shareholders will deposit $250,000 into an escrow account to secure payment of the lease. IPS will license to the shareholders’ new company the software used by IPS in connection with its processing of transactions. The shareholders will be assigned various trademarks and domain names. In connection with the Settlement, the Company recorded a charge of $4.3 million, which is included in selling, general and administrative expenses in the accompanying financial statements. In addition, Raymond Moyer’s note to IPS (See Note 15) in the amount of $2.5 million will be extended for three years and will be secured by a trading account with at least $3,000,000 in assets. Although this settlement has been agreed to in principle, a settlement agreement has not been executed and is thus subject to change.

(5) Under InterCept’s amended and restated articles of incorporation, it has agreed to indemnify its directors for any breach of a duty of care or other duty, to the fullest extent allowed for under the Georgia Business

Corporation Code (the “GBCA”). The GBCA also permits a corporation to indemnify officers to the same extent as directors, and, under InterCept’s amended and restated bylaws, InterCept has agreed to indemnify both InterCept’s directors and officers to the fullest extent allowed under GBCA. In addition, InterCept’s bylaws provide broad indemnification rights to its directors and the officers, employees and agents designated by its directors, with respect to various civil and criminal liabilities and losses which may be incurred by the director, officer, agent or employee under any pending or threatened litigation or other proceedings, except those situations to which indemnification is prohibited under the GBCA. InterCept is also obligated to reimburse directors and other parties for expenses, including legal fees, court costs and expert witness fees, incurred by the person in defending against any liabilities and losses, as long as the person in good faith believes that he or she acted in accordance with the applicable standard of conduct with respect to the underlying accusations giving rise to such liabilities or losses and agrees to repay to InterCept any advances made if it is ultimately determined that the person is not entitled to indemnification by InterCept. InterCept has separate indemnification agreements with each of its directors and certain of its officers, whereby InterCept agrees, among other things, to provide for indemnification and advancement of expenses in a manner and subject to terms and conditions similar to those provided in the articles of incorporation and the bylaws. These agreements may not be invalidated by action of the shareholders. The maximum potential amount of future payments InterCept could by required to make under these indemnification agreements is unlimited. InterCept currently has, however, a directors and officers liability insurance policy that may limit InterCept’s exposure and enable it to recover a portion of any future amounts paid. Because InterCept is not able to estimate the amount of any indemnification obligation and because the insurance policy may cover a portion of any indemnification obligation, InterCept believes the estimated fair value of these indemnification agreements is minimal. Therefore, InterCept has recorded no liabilities for these agreements as of December 31, 2003.

MCI (formerly WorldCom)

MCI, which is currently subject to federal bankruptcy proceedings, provides various services to InterCept, including frame relay circuits, network and internet backbone, and billing and collection for iBill’s WEB 900 billing service. WEB 900 allows a consumer to make a purchase by dialing a 900 telephone number. The charge for the purchase appears on the consumer’s telephone bill. iBill sends amounts for the purchase to its internet merchant, as it would for any other internet purchase. MCI collects for the charges when the consumer pays its telephone bill, and then remits the amounts collected to ICN Ltd., iBill’s WEB 900 service provider, which then forwards the monies to iBill. During the third quarter of 2002, MCI failed to remit to ICN certain amounts collected from consumers before MCI’s bankruptcy filing, and accordingly ICN was unable to remit those amounts to iBill. As of September 30, 2002, ICN owed iBill approximately $2.1 million for WEB900 services, net of fees owed to ICN of $300,000. Of this $2.1 million, iBill had remitted to its customers approximately $700,000 and had recognized gross profit of approximately $300,000 related to its WEB900 service offering. In addition, iBill deposited $1.4 million with ICN as a reserve against charge-backs. ICN deposited these amounts with MCI for reserves. MCI has notified ICN that it will not refund reserve amounts held on behalf of ICN, and ICN has notified iBill that it will not return iBill’s $1.4 million cash reserve to iBill. As of September 30, 2002, InterCept had reserved a total of $2.4 million against the $1.4 million deposit, the $700,000 that iBill has paid to its merchants, and the $300,000 of gross profits. During the three months ended December 31, 2002, ICN sold the MCI receivable, ICN paid iBill approximately $0.3 million for amounts due from MCI related to May 2002 and InterCept reduced the $2.4 million reserve and expense by this amount. During the three months ended June 30, 2003, ICN paid iBill for additional amounts due from MCI. InterCept’s net recovery was approximately $0.4 million, and as of June 30, 2003, InterCept reduced the reserve to $1.7 million from the $2.1 million reserved as of March 31, 2003. As of December 31, 2003, the balance on the reserve is $1.7 million. In addition, InterCept previously provided statement and printing services for MCI. As of December 31, 2003, InterCept has reserved $93,000 for MCI’s failure to pay for these services and is seeking to collect that amount.

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

In light of the market value of the pledged shares and the uncertainties inherent in the two bankruptcy proceedings, InterCept determined that a loss on the SLM loan was probable as of June 30, 2003. Based on the facts known to InterCept, it estimated that loss at $3,500,000. InterCept also determined that it was unlikely to collect approximately $250,000 in indemnification obligations and accounts receivable from SLM. Accordingly, InterCept charged a total of $3,750,000 in the statements of operations for the quarter ended June 30, 2003 in the line item “Other (expense) income (loss), net.” There is a reasonable possibility that InterCept may incur additional losses on the SLM loan in the future as the bankruptcy proceedings progress, and it is also possible that the loss may ultimately prove to be less than the second quarter charge. Because the collateral that secures the loan consists of shares of InterCept stock, there may also be additional expense or income due to the fluctuation of InterCept’s stock price until the SLM situation is resolved. InterCept cannot now estimate whether any further charges will be necessary, and if so, the amount of these charges. Accordingly, in future periods as this situation becomes more certain, InterCept may incur additional charges or receive additional income. As of December 31, 2003, the balance of the note receivable on the balance sheet was $3.7 million.

15.	RELATED PARTY TRANSACTIONS

As discussed in Note 4, InterCept owned approximately 28% of Netzee as of December 31, 2002. Two of InterCept’s directors also served as directors of Netzee, and one of those directors was the Chief Executive Officer of Netzee. In order to enable Netzee to complete its acquisitions in August and September 1999, InterCept borrowed funds under its line of credit and loaned these funds to Netzee. InterCept also made advances to Netzee to fund operations. These amounts were repaid to InterCept upon completion of Netzee’s initial public offering in November 1999. Beginning December 15, 1999, InterCept provided Netzee with a revolving line of credit until December 31, 2002. Borrowings on this line bore interest at a rate of prime plus 2%. As amended on March 29, 2002, InterCept provided Netzee a line of credit of approximately $14.0 million. As of December 31, 2002, InterCept took a one-time charge of approximately $5.4 million as a result of Netzee’s sale of substantially all of its assets to Certegy, Inc. Total interest on all borrowings for 2001 and 2002 was approximately $1.1 million and $693,000, respectively, and is included in interest and other income in the accompanying statements of operations. As of December 31, 2003, InterCept no longer owns an interest in Netzee, Inc.

InterCept and Netzee maintained a relationship to cross-market each other’s products and services. During 2001 and 2002, InterCept received $131,000 and $54,000, respectively, in commissions related to Netzee sales. InterCept also shared certain facilities with Netzee and provided certain administrative services to Netzee. InterCept charged Netzee approximately $108,000 and $15,000 in 2001 and 2002, respectively, for these shared costs. During 2001 and 2002, Netzee used InterCept to purchase certain hardware and software used to implement Netzee’s internet and telephone banking products. In addition, InterCept assisted Netzee in managing the ordering and inventory process related to this equipment. During 2001 and 2001, Netzee incurred approximately $152,000 and $0, respectively, in costs to purchase the equipment, which included a fee to InterCept for its services.

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

Until June 2002, InterCept provided telecommunications network and operations services and customer support services to SLM, as well as computer programming services. InterCept recorded revenue of approximately $1.8 million and $300,000 related to services provided to SLM in 2001 and 2002, respectively. InterCept also charged SLM approximately $200,000 during 2001 and $135,000 during 2002 for rent and building expenses related to certain SLM operations maintained at InterCept’s facility; these amounts are included in interest and other income, net.

During the years ended December 31, 2001, 2002 and 2003, InterCept incurred fees of approximately $1.0 million, $1.6 million and $1.6 million, respectively, for legal services to a law firm, a partner of which is also a director of InterCept.

Until September 2001, InterCept provided telecommunications connectivity to Towne Services, Inc. (“Towne”). InterCept recorded revenue from Towne of approximately $173,000 during 2001 which is included in data communications management income. InterCept owned 10,000 shares of Towne common stock, which InterCept purchased in 1997. In August 2001, Towne entered a merger agreement with Private Business, Inc. under which InterCept’s shares of Towne were exchanged for 9,072 shares of Private Business common stock. Two directors of InterCept served as directors of Towne. Only one of these directors, however, is a director of Private Business. There have been no transactions between InterCept and Private Business since the merger.

Prior to its acquisition by InterCept, EPX made a loan of $2.5 million to an officer and shareholder of EPX who became an employee and shareholder of InterCept. The loan accrues interest monthly at prime plus 1%. At December 31, 2003, the balance on the loan was $2.7 million including accrued interest of $200,000. The note was due on December 31, 2002 and is in default. The employee owns 968,878 shares of InterCept, Inc. common stock issued to him in a private placement in May 2002.

16.	SUBSEQUENT EVENTS

Pending Sale of Merchant Services Division

On February 11, 2004, InterCept announced that it had entered into a letter of intent for the sale of the merchant services division, InterCept Payment Solutions (IPS). The purchaser under that letter of intent was an independent provider of merchant payment services for both traditional and web-based merchants. Although that potential purchaser originally intended to purchase the entire division, InterCept is now negotiating with that potential purchaser and another independent bidder to sell to one of them the merchant division assets other than iBill. InterCept is negotiating to sell iBill to another independent buyer.

InterCept believes it is close to reaching final agreements with the entity seeking to buy the iBill assets and one of the bidders for the remaining assets. InterCept believes that the aggregate sales price for the entire division is likely to be higher than the $37.4 million announced on February 11. InterCept anticipates reporting the sale as a discontinued operation in 2004.

Amendment of Credit Facility

On March 12, 2004, InterCept and its lenders agreed to amend its credit facility. As a result of the anticipated impairment charge to be recorded and its proposed settlement of certain litigation, InterCept’s lenders agreed to amend the credit facility to revise certain financial covenants to reflect the financial impact of those events. In connection with the amendment, InterCept paid a fee of $100,000 to the lenders.

InterCept, Inc.

Quarterly Financial Highlights

(unaudited and in thousands, except per share data)

	Three Months Ended				Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues:
Financial institution services (1)	$36,990	$38,216	$41,512	$41,258	$43,527	$44,855	$46,388	$48,272
Merchant services (1)	475	14,385	20,423	19,417	17,445	15,508	14,600	13,824
Customer reimbursements	2,715	2,498	4,360	4,453	4,261	3,707	3,100	3,042

Total revenues	40,180	55,099	66,295	65,128	65,233	64,070	64,088	65,138
Cost of Services:
Costs of financial institution services	16,748	17,347	19,145	20,438	21,751	21,979	24,056	24,893
Costs of merchant services	29	5,870	10,346	9,456	8,234	6,225	6,072	5,682
Customer reimbursements	2,715	2,498	4,360	4,453	4,261	3,707	3,100	3,042

Total cost of services	19,492	25,715	33,851	34,347	34,246	31,911	33,228	34,695
Selling, general and administrative	11,974	18,360	21,200	23,234	23,829	22,718	25,201	33,951
Depreciation and amortization	2,414	3,893	4,625	4,685	4,782	4,978	5,072	6,014
Impairment charge	—	—	—	20,005	—	—	—	130,652

Operating income	6,300	7,131	6,619	(17,143)	2,375	4,463	587	(140,109)
Other income (expense), net	1,178	573	9	100	(4)	(3,309)	(486)	(992)

Income before income taxes, equity in loss of affiliates, preferred dividends, and minority interest	7,478	7,704	6,628	(17,043)	2,371	1,154	101	(141,101)
Provision for income taxes	2,756	2,850	2,466	(9,366)	905	467	49	(34,072)
Equity in loss of affiliates	(1,487)	—	(1,375)	(5,484)	19	(23)	—	—
Minority interest	(7)	(9)	(10)	(5)	(13)	(16)	(13)	(13)

Net income before preferred dividends	3,228	4,845	2,777	(13,166)	1,472	648	39	(107,042)
Preferred dividends	—	—	—	—	—	—	(21)	(125)
Net income attributable to common shareholders	3,228	4,845	2,777	(13,166)	1,472	648	18	(107,167)

Income per share:
Basic	$0.18	$0.26	$0.15	$(0.67)	$0.08	$0.03	$0.00	$(5.96)

Diluted	$0.17	$0.25	$0.14	$(0.67)	$0.07	$0.03	$0.00	$(5.60)

Weighted average shares outstanding:
Basic	17,996	18,587	19,132	19,531	19,585	19,788	19,903	19,940
Diluted	19,125	19,017	19,947	19,531	20,165	20,277	20,618	19,940

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase Agreement (amended and restated) dated as of November 29, 2000, between The InterCept Group, Inc. and SLMSoft.com Inc., an Ontario corporation, and SLMsoft.com Inc., a Kansas corporation (incorporated by reference to Exhibit 2.1 to InterCept’s Current Report on Form 8-K filed January 19, 2001).++

2.2	Asset Purchase Agreement dated and effective as of October 1, 2001, by and among The InterCept Group, Inc., InterCept Output Solutions, LP, HSI Holdings, Inc., Superior Forms, Ltd., HSI Properties, Ltd., Holmes & Shaw Limited, Inc., Holmes & Shaw General, Inc., George V. Shaw, III and Vincent Investment Company, Inc. (incorporated by reference to Exhibit 2.10 to InterCept’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).++

2.3	Asset Purchase Agreement dated March 19, 2002, by and among InterCept, Inc.; InterCept Billing Company, LLC; Internet Billing Company, Ltd; iBill Liberty Merchant Services, LLC; iBill Technologies LLC; Internet Billing Corp.; iBill Corp.; iBill GAP, LLC; and CSR Billing.com, LLC. (incorporated by reference to Exhibit 2.1 to InterCept’s Current Report on Form 8-K dated April 9, 2002 and filed April 23, 2002).* ++

2.4	First Amendment to Asset Purchase Agreement dated March 19, 2002, by and among InterCept, Inc.; InterCept Billing Company, LLC; Internet Billing Company, Ltd; iBill Liberty Merchant Services, LLC; iBill Technologies LLC; Internet Billing Corp.; iBill Corp.; iBill GAP, LLC; and CSR Billing.com, LLC (incorporated by reference to Exhibit 2.1.1 to Amendment No. 1 to Current Report on Form 8-K filed May 13, 2002).

2.5	Second Amendment to Asset Purchase Agreement dated March 19, 2002, by and among InterCept, Inc.; InterCept Billing Company, LLC; Internet Billing Company, Ltd; iBill Liberty Merchant Services, LLC; iBill Technologies LLC; Internet Billing Corp.; iBill Corp.; iBill GAP, LLC; and CSR Billing.com, LLC, effective as of February 11, 2003. (Incorporated by reference to Exhibit 2.13 to InterCept’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 31, 2003.)

2.6	Agreement and Plan of Merger dated as of May 21, 2002 by and among InterCept, Inc., InterCept Merger Sub, Inc., Electronic Payment Exchange, Inc. (“EPX”), and certain of the stockholders of EPX (incorporated by reference to Exhibit 2.1 to InterCept’s Current Report on Form 8-K filed June 5, 2002). ++

3.1	Amended and Restated Articles of Incorporation filed with the Secretary of the State of Georgia on September 16, 2003 (incorporated by reference to Exhibit 3 to InterCept’s Current Report on Form 8-K dated September 16, 2003 and filed on September 18, 2003).

3.2	Amended and Restated Bylaws (incorporated by reference to the exhibits to InterCept’s Registration Statement on Form 8-A (as amended on October 1, 1999)).

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation, Amended and Restated Bylaws and Amendment to Amended and Restated Bylaws defining the rights of the holders of common stock.

10.1	The InterCept Group, Inc. Amended and Restated 1996 Stock Option Plan.*/**

10.2	Form of Stock Option Agreement under The InterCept Group, Inc. Amended and Restated 1996 Stock Option Plan.*/**

10.3	Form of Stock Option Agreement for Directors under The InterCept Group, Inc. Amended and Restated 1996 Stock Option Plan.*/**

10.4	Employment Agreement by and between InterCept and John W. Collins dated as of January 30, 1998.*/**

10.5	Employment Agreement by and between InterCept and Scott R. Meyerhoff dated as of February 1, 1998.*/**

10.6	Stock Option Agreement dated as of February 1, 1998 by and between InterCept and Scott R. Meyerhoff.*/**

10.7	Form of Indemnification Agreement entered into between InterCept and its directors and officers.*

10.8	Form of General Marketing Agent Agreement.*

10.9	Channel Services Payment Plan Agreement dated December 22, 1993 between InterCept Systems, Inc. and BellSouth Communications, Inc.*

10.10	Form of Special Service Arrangement Agreement with BellSouth Telecommunications, Inc. for frame relay services.*

10.11	Letter of Intent between InterCept, Inc. and Sovereign Bank dated October 3, 2002 (incorporated by reference to Exhibit 99.2 to InterCept’s Current Report on Form 8-K dated October 3, 2002 filed on October 11, 2002).+

10.12	WorldCom Services Agreement dated as of April 21, 2002 by and between MCI WorldCom Communications, Inc. and InterCept Inc. (Incorporated by reference to Exhibit 10.13 to InterCept’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 31, 2003).

10.13	Stock Option Agreement dated as of June 24, 1998 by and between InterCept and John W. Collins (incorporated by reference to Exhibit 10.2 to InterCept’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed on August 14, 1998).**

10.14	Stock Option Agreement dated as of June 24, 1998 by and between InterCept and Scott R. Meyerhoff (incorporated by reference to Exhibit 10.3 to InterCept’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed on August 14, 1998).**

10.15	Software Agreement dated January 4, 2001, between The InterCept Group, Inc., and SLMSoft.com Inc., an Ontario corporation (incorporated by reference to Exhibit 2.2 to InterCept’s Current Report on Form 8-K filed January 19, 2001). ++

10.16	Loan Agreement between The InterCept Group, Inc., and SLMsoft.com, Inc. dated December 3, 2001 (incorporated by reference to Exhibit 10.21 to InterCept’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).

10.17	Employment Agreement by and between InterCept, Inc. and G. Lynn Boggs dated as of February 19, 2002 (incorporated by reference to Exhibit 10.22 to InterCept’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).**

10.18	Employment Agreement by and between InterCept, Inc. and Garrett Bender effective April 9, 2002 (incorporated by reference to Exhibit 2.4 to InterCept’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002 filed on August 14, 2002).**

10.19	Promissory Note between Electronic Payment Exchange, Inc. and Raymond Moyer dated May 24, 2002 (incorporated by reference to Exhibit 10.1 to InterCept’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002 filed on August 14, 2002).

10.20	InterCept, Inc. 2002 Stock Option Plan (incorporated by reference to Appendix A to the definitive (revised) proxy statement of InterCept filed on April 26, 2002).**

10.21	InterCept, Inc. 2002 Acquisitions Stock Option Plan (Incorporated by reference to Exhibit 10.32 to InterCept’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 31, 2003).**

10.22	InterCept, Inc. G. Lynn Boggs 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.32 to InterCept’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 31, 2003).**

10.23	Note Modification Agreement for the Secured Promissory Note between InterCept, Inc. and SLMsoft.com dated September 30, 2002 (incorporated by reference to Exhibit 10.2 to InterCept’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002 filed on November 14, 2002).

10.24	Employment Agreement by and between InterCept, Inc. and John Perry effective December 17, 2002. (Incorporated by reference to Exhibit 10.32 to InterCept’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 31, 2003).**

10.25	Master Services Agreement dated January 21, 2003 by and between Sovereign Bank and InterCept, Inc. (Incorporated by reference to Exhibit 10.32 to InterCept’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 31, 2003).

10.26	Consent and Release dated December 4, 2002 among InterCept, Inc., John H. Harland Company, and Netzee, Inc. (Incorporated by reference to Exhibit 10.32 to InterCept’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 31, 2003).

10.27	Mutual Release dated February 10, 2003 by and between InterCept, Inc., Internet Billing Company, LLC, and Garrett Bender (incorporated by reference to Exhibit 10.1 to InterCept’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 filed on May 15, 2003).**

10.28	Stock Purchase Agreement dated September 16, 2003 among InterCept and the purchasers named therein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated September 16, 2003 and filed September 18, 2003).

10.29	Registration Rights Agreement dated September 16, 2003 among InterCept and the purchasers named therein (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K dated September 16, 2003 and filed September 18, 2003).

10.30	Credit Agreement dated as of September 19, 2003 by and between InterCept and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to InterCept’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003 filed on November 14, 2003).

10.31	Amendment No. 1 to Credit Agreement dated as of November 7, 2003 by and among InterCept, Inc., Bank of America, N.A., each of the lenders signatory thereto, and each of the Guarantors signatory thereto (incorporated by reference to Exhibit 10.1 to InterCept’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003 filed on November 14, 2003).

10.32	Master Lease Agreement dated September 19, 2003 between InterCept and General Electric Capital Corporation, and related equipment schedules (incorporated by reference to Exhibit 10.1 to InterCept’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003 filed on November 14, 2003).+++

10.33	Employment Agreement by and between InterCept, Inc. and Lee Rand Fluitt dated as of March 1, 2004.

10.34	Amendment No. 2 to Credit Agreement dated as of March 12, 2004 by and among InterCept, Inc., Bank of America, N.A., each of the lenders signatory thereto, and each of the Guarantors signatory thereto.

21.1	Subsidiaries of InterCept.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (contained on the signature page hereof).

31	Certifications of John W. Collins and Scott R. Meyerhoff pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of John W. Collins and Scott R. Meyerhoff pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the SEC.

*	Incorporated by reference to the exhibits to InterCept’s Registration Statement on Form S-1 (No. 333-47197) as declared effective by the Securities and Exchange Commission on June 9, 1998.
**	This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K pursuant to Item 14(c).
+	Confidential treatment has been granted for certain confidential portions of this exhibit pursuant to Rule 406 under the Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission (the “Commission”).
++	The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request, as provided in item 601(b)(2) of Regulation S-K.
+++	Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24(b)(2), and accordingly, those portions have been omitted from this exhibit and filed separately with the Commission.