Form 10-K/A
period 2003-12-31
INTERCEPT INC
filed 2004-04-29
CIK 1054930

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

Common stock, no par value
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes [X]    No [   ]

As of April 15, 2004, a total of 20,272,148 shares of the registrant’s common stock was outstanding. On June 30, 2003, a total of 20,112,057 shares of the registrant’s common stock was outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant was $151,124,492 (based upon the closing sale price of the registrant’s common stock as reported by the Nasdaq National Market on that date).

Documents incorporated by reference.    None.

TABLE OF CONTENTS

Page

Part III

        The registrant hereby amends its annual report on Form 10-K for the year ended December 31, 2003 by deleting the text under Part III, Items 10-14 and replacing it with the following:

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Our director their ages and terms of office as of April 29, 2004 are as follows:

Name	Age	Class	Position with Company	Term Expires

John W. Collins	56	III	Chairman of the Board and	2004
			Chief Executive Officer
Arthur G. ("Buddy") Weiss	64	III	Director	2004
James A. Verbrugge	63	II	Director	2006
John D. Schneider, Jr.	50	II	Director	2006
Glenn W. Sturm	50	I	Director	2005
Mark Hawn	44	I	Director	2005

        Our other executive officers and their ages and positions as of April 29, 2004 are as follows:

Name	Age	Position with Company

Jeffery E. Berns	39	Senior Vice President
G. Lynn Boggs	48	President and Chief Operating Officer
Jonathan R. Coe	36	Vice President and General Counsel
Carole M. Collins	37	Treasurer, Vice President of Corporate Governance/Risk
L. Rand ("Randy") Fluitt	58	Executive Vice President
Farrell S. Mashburn	57	Senior Vice President
Denise C. Saylor	35	Senior Vice President
Michael D. Sulpy	43	Executive Vice President

Biographical Information for Directors

        John W. Collins, one of our co-founders, has served as our Chief Executive Officer and Chairman of our Board of Directors since our formation. Mr. Collins served as our President from October 2000 through February 2002. Mr. Collins currently serves as a director of Nexity Bank. Mr. Collins served as the Chairman of the Board of Directors of Netzee, Inc., a provider of Internet-based banking products and services, from its inception in 1999 until September 2002. Mr. Collins has over 30 years of experience in multiple areas of electronic commerce for community financial institutions. Mr. Collins is the father of Denise C. Saylor, a Senior Vice President.

        Arthur G. (“Buddy”) Weiss has served as a director since March 2004. Mr. Weiss, a private investor, has over 40 years experience in the fields of financial services and real estate investments. He served as Chairman of the Board of eResource Capital Group (now known as RCG Companies Incorporated), a company with travel and technology services businesses, from January 1999 to June 2001.

        Mark Hawn has served as a director since February 2004. Mr. Hawn has served as the Chief Executive Officer of DocuForce, Inc., which performs facilities management and offers a full suite of on and off site office support services for law firms and financial institutions, since August 2002. Mr. Hawn has also been the Chief Executive Officer of Phoenix Couriers, a local courier service in Atlanta, since 1991.

        John D. Schneider, Jr. has served as a director since January 2000. For the past 17 years, Mr. Schneider has served as a director, President and Chief Executive Officer of Bankers Bancorp Inc., a bank holding company headquartered in Springfield, Illinois. He is a director, President and Chief Executive Officer of Independent Bankers Bank, Chairman of Bankers Bank Service Corporation, subsidiaries of Bankers Bancorp Inc., and President and Chief Executive Officer and a director of Bankers Bank Insurance Services, Inc. Mr. Schneider is also a director of Sullivan Bancshares, Inc., First National Bank of Sullivan and Community Bank Mortgage Corp.

        Glenn W. Sturm has served as a director since May 1997. Since 1992, Mr. Sturm has been a partner in the law firm of Nelson Mullins Riley & Scarborough, L.L.P., where he serves as a member of its executive committee. Mr. Sturm served as the Chief Executive Officer of Netzee, Inc., a provider of Internet-based banking products and services, from its inception in 1999 until October 2000. Mr. Sturm has been a director of Private Business, Inc., a provider of accounts receivable and inventory management software, since its August 2001 merger with Towne Services, Inc., of which he also served as a director.

        James A. Verbrugge has served as a director since February 2004. Dr. Verbrugge is currently the Director for the Center for Strategic Risk Management at the University of Georgia. Dr. Verbrugge is also Emeritus Professor of Finance and held the Chair of Banking in the Terry College of Business from January 1992 – December 2002. From 1977-2001, he was Chairman of the Department of Banking and Finance in the Terry College. He has been a visiting professor at the University of Virginia, where he held the Virginia Bankers Association Chair of Banking. Dr. Verbrugge is a director of CrownCrafts, Inc. and RCG Companies Incorporated.

Biographical Information for Other Executive Officers

        Jeffery E. Berns has served as a Senior Vice President since June 2001 and was Vice President of Sales from September 1999 through May 2001. Mr. Berns is our national sales manager and supervises sales efforts for all of our banking-related products and services. Mr. Berns has worked in sales since joining us in 1997, first with InterCept Switch for approximately 18 months and then with InterCept. From February 1994 to February 1997, Mr. Berns was the Business Development Manager for the Star System, Inc. ATM network.

        G. Lynn Boggs has been Chief Operating Officer of InterCept since September 2002 and has served as President of InterCept since February 2002. Before joining InterCept, Mr. Boggs served from February 2000 to August 2001 as the Chief Executive Officer of Towne Services, Inc., headquartered in metropolitan Atlanta, Georgia. Towne Services provided services and products that processed sales and payment information and related financing transactions for small businesses and banks. In March 1999, Mr. Boggs became a Senior Vice President of Investments for The Bankers Bank, also headquartered in Atlanta, Georgia. From June 1996 until March 1999, he served as the Senior Vice President and branch manager of Vining-Sparks Investment Banking Group, L.P., a fixed income broker-dealer to financial institutions in Nashville, Tennessee. From October 1994 to June 1996, he was Senior Vice President-Investments at PaineWebber, Inc. in Nashville.

        Jonathan R. Coe has been Vice President and General Counsel since May 2001.  Before joining InterCept, Mr. Coe was vice-president with GWB (USA), Inc., a private equity company, from April 2000 to April 2001.  From May 1996 to April 2000, Mr. Coe was an attorney with Nelson Mullins Riley & Scarborough, LLP.

        Carole M. Collins has served as our Treasurer since September 2003 and as our Vice President of Corporate Governance/Risk since December 2003. She has served on an interim basis as our principal accounting officer since

April 1, 2004. Ms. Collins has been our Director of Investor Relations since July 2000. (Ms. Collins is not related to John W. Collins, our Chief Executive Officer.)

        L. Rand (“Randy”) Fluitt has served as our Executive Vice President since February 2001. Mr. Fluitt manages our processing and imaging operations and oversees our regulatory reporting and compliance matters. Prior to joining us, Mr. Fluitt was Executive Vice President of SLMsoft.com Inc. from December 1998 to January 2001. Before joining SLM, he served as President and Chief Operating Officer of BancLine, a provider of core processing software for community banks, from January 1998 to November 1998, when it was acquired by SLM. Mr. Fluitt served as Vice President of the financial services division for Electronic Data Services Corp. from July 1987 to January 1998. Mr. Fluitt has over 37 years experience working with community financial institutions and financial technology providers.

        Farrell S. Mashburn has served as a Senior Vice President since January 1996 and as our Secretary from June 1996 to January 1998. Mr. Mashburn also served as a director from May 1996 to January 1998. Mr. Mashburn has over 37 years of experience in providing banking related equipment, maintenance and technical support services, primarily to community financial institutions.

        Denise C. Saylor has served as a Senior Vice President since February 2001. She serves as our chief administration officer and is responsible for our EFT division. Prior to becoming Senior Vice President, she served as Vice President responsible for several corporate functions including marketing, facilities management, administration and customer service. Ms. Saylor received her B.A. degree from Georgia State University before joining InterCept in 1992. Ms. Saylor is the daughter of John W. Collins, our Chief Executive Officer and Chairman of our Board of Directors.

        Michael D. Sulpy has served as our Executive Vice President of Network Communications since January 1998. Mr. Sulpy co-founded InterCept Communications Technologies, L.L.C. in March 1996 and served as its Vice President of Communications until its merger with us in January 1998. He joined InterCept Communications Technologies in 1987, and from January 1993 to January 1996 served as its network manager, responsible for data network design and maintenance and personnel training. Mr. Sulpy has over 18 years of data communications management and telecommunications network experience.

Audit Committee

        The Audit Committee of our board of directors is composed of John D. Schneider, Jr. (chair), James A. Verbrugge and Arthur G. Weiss. The board of directors has determined that each member of the Audit Committee is an “audit committee financial expert” and is “independent” under the SEC’s Rule 10A-3 and under the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

        The rules of the Securities and Exchange Commission require us to disclose late filings of stock transaction reports by our executive officers and directors. To the best of our knowledge, all required filings in 2003 were properly made in a timely fashion. In making the above statements, we have relied on the representations of the persons involved and on copies of their reports filed with the SEC.

Code of Business Conduct and Ethics

        On March 8, 2004, our board of directors adopted a Code of Business Conduct and Ethics as required by the federal Sarbanes-Oxley Act and the rules of the Nasdaq National Market. We have posted a copy of the code on our corporate website, www.intercept.net.

ITEM 11.   EXECUTIVE COMPENSATION.

        The following table summarizes the compensation we paid or accrued for services rendered by our Chief Executive Officer and the four most highly compensated other executive officers whose total salary and bonus exceeded $100,000 during the year ended December 31, 2003. In this report, we sometimes collectively refer to these persons as the named executive officers. We did not grant any stock appreciation rights or make any long-term incentive plan payouts during the periods shown. During 2003, none of our executive officers has received or is expected to receive perquisites that exceed the lesser of $50,000 or 10% of the salary and bonus of that executive.

Summary Compensation Table

						Long Term Compensation
						Awards
		Annual Compensation
					Other
Name and					Annual	Securities Underlying
Principal Position	Year	Salary($)	Bonus($)		Compensation($)	Options/SARs(#)

John W. Collins	2003	500,000	--			45,000
Chief Executive Officer	2002	467,540	--			210,000
	2001	375,000	200,000	(1)		260,000

G. Lynn Boggs	2003	460,000	--		--	--
President & Chief Operating Officer	2002	350,000	150,000	(2)	96,000 (3)	300,000
	2001	--	--		--	--

Scott R. Meyerhoff (4)	2003	325,000	--			--
Senior Vice President, Chief	2002	302,320	60,000	(2)		94,000
Financial Officer and Secretary	2001	196,250	100,000	(1)		25,000

John M. Perry (5)	2003	400,000	--		--	--
President - InterCept Payment Solutions	2002	--	--		--	150,000
	2001	--	--		--	--

Randy Fluitt	2003	260,000	--		--	--
Executive Vice President	2002	222,917	60,000	(2)	--	50,000
	2001	183,330	40,000	(2)	--	--

______________

(1)    This amount is being paid ratably over a period of five years, provided that the employee remains an employee.
(2)    This amount is being paid ratably over a period of three years, provided that the employee remains an employee. (Mr. Meyerhoff received $40,000 of this bonus.)
(3)    This amount represents a relocation allowance.
(4)    Effective March 31, 2004, Mr. Meyerhoff is no longer an officer of InterCept and is a part-time employee.
(5)    Effective March 24, 2004, Mr. Perry is no longer an officer or employee of InterCept, and his options terminated on April 23, 2004.

Option Grants

        The following table provides information concerning each grant of stock options to the named executive officers during the year ended December 31, 2003:

Potential Realizable Value at
		Percent of			Assumed Annual Rates of
		Total Options			Stock Price Appreciation for
	Number of Securities	Granted to	Exercise or		Option Term(1)
	Underlying Optins	Employees in	Base	Expiration
Name	Granted (#)	Fiscal Year	Price($/Sh)	Date	5%($)	10%($)

John W. Collins	35,000	22.8	4.40	3/17/13	96,849	245,436
	10,000	6.5	5.95	1/30/13	37,419	94,828
G. Lynn Boggs	--	--
Scott R. Meyerhoff	--	--
John M. Perry	--	--
Randy Fluitt	--	--

(1)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance that the actual stock price appreciation over the term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates above the exercise price over the option term, no value will be realized from the option grants made to the named executive officers.

(2)	These options were granted on March 18, 2003. One third of the options vested on the date of grant, another third vested on the first anniversary of the date of grant, and the remaining one third will vest on the second anniversary of the date of grant, provided that the director is a director on that date or has left the position of director within 180 days before that date.

(3)	These options were granted on January 31, 2003, and all were vested on the date of grant.

        The following table provides information regarding the exercisability of options and the number of options held by the named executive officers who have been granted stock options, as of December 31, 2003:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Shares	Value	Number of Securities		Value of Unexercised
	Acquired on	Realized	Underlying Unexercised Options		In-the-Money Options
	Exercise (#)	($)	at Fiscal Year End (#)		at Fiscal Year End ($)
	__________________________________________________________________________________________________________________
Name			Exercisable	Unexercisable	Exercisable	Unexercisable

John W. Collins	--	--	1,062,703	90,000	763,701	160,064
G. Lynn Boggs	--	--	200,000	100,000	--	--
Scott R. Meyerhoff (1)	--	--	264,522	39,667	294,005	--
John M. Perry (2)	--	--	100,000	50,000	--	--
Randy Fluitt	--	--	100,000	50,000	--	--

_______________
(1)    Effective March 31, 2004, Mr. Meyerhoff is no longer an officer of InterCept and is currently a part-time employee.
(2)    Effective March 24, 2004, Mr. Perry is no longer an officer or employee of InterCept, and his options terminated on April 23, 2004.

EMPLOYMENT AGREEMENTS

        Collins Agreement. We entered into an employment agreement with John W. Collins effective as of January 30, 1998 (the Collins agreement) under which he serves as our Chief Executive Officer. The Collins agreement provides that Mr. Collins will receive a base salary of not less than $265,000 per year. Mr. Collins’ base salary may be increased upon a periodic review by the board of directors or a board committee. In addition, Mr. Collins is entitled to incentive compensation as determined by the board of directors or a board committee based upon achievement of targeted levels of performance and such other criteria as the board of directors or a committee establishes from time to time, and an additional annual bonus as determined by the board of directors or a board committee. Mr. Collins may participate in our stock option plans and can receive health insurance for himself and his dependents, long-term disability insurance, civic and social club dues, use of an automobile owned or leased by us and other benefits.

        The Collins agreement has a term of three years and renews daily until either party fixes the remaining term at three years by giving written notice. We can terminate the Collins agreement upon his death or disability or for cause, and Mr. Collins can terminate his employment for any reason within a 90-day period beginning on the 30th day after any occurrence of a change in control or within a 90-day period beginning on the one-year anniversary of the occurrence of any change in control. Under the Collins agreement, a “change in control” means the occurrence during the term of the Collins agreement of

        (a)    an acquisition by any person, subject to certain exceptions, of 20% or more of the combined voting power of our voting securities,

        (b)    a change in the composition of our board such that the members of our board of directors as of the date of our initial public offering (the “Incumbent Board”) cease to constitute at least two-thirds of our board; provided, however, that any new director that is approved by a vote of at least two-thirds of the Incumbent Board shall be considered a member of the Incumbent Board; provided further, that no director appointed in connection with a threatened or actual proxy contest by someone other than our board shall be considered to be a member of the Incumbent Board; or

        (c)    approval by our stockholders of a merger, consolidation or reorganization (subject to a limited exception) or the complete liquidation or dissolution of the company or a sale of all or substantially all of our assets.

        If Mr. Collins’ employment is terminated after a change in control (a) by us without cause or otherwise in breach of the Collins agreement or (b) by Mr. Collins for any reason, we must pay him all accrued compensation and bonus amounts and one-twelfth of his annual base salary and bonus for each of 36 consecutive 30-days periods following the termination. In addition, we must continue life and health insurance for Mr. Collins until he reaches age 65, and his outstanding options to purchase common stock would vest and become immediately exercisable.

        If Mr. Collins ceases to be our Chief Executive Officer for any reason other than by voluntary resignation, we must offer to repurchase all of the common stock he owns at a purchase price equal to the fair market value (as defined in the Collins agreement). Also, in the Collins agreement we granted, with respect to our shares of common stock, piggyback and, after any termination of employment, demand registration rights to Mr. Collins. Mr. Collins has further agreed to maintain the confidentiality of our trade secrets for a period of one year, if terminated for cause, and not to solicit our employees or customers.

        Boggs Agreement. We entered into an employment agreement with G. Lynn Boggs effective as of February 19, 2002 (the Boggs agreement) under which he serves as our President. The Boggs agreement provides that Mr. Boggs will receive a base salary of not less than $400,000 per year. The board or the Compensation Committee will review his salary at least annually. In addition, Mr. Boggs is entitled to incentive compensation as determined by the board of directors or a board committee based upon achievement of targeted levels of performance and such other criteria as the board of directors or a committee establishes from time to time. In addition, our CEO, board or the Compensation Committee will annually consider Mr. Boggs’ performance and determine if any additional bonus is appropriate. Mr. Boggs may participate in our stock option plans and may receive health insurance for himself and his dependents, long-term disability insurance, use of an automobile owned or leased by us and other benefits.

        The Boggs agreement has a term of two years and renews each day for an additional day until either party fixes the remaining term at two years, without further automatic extension, by giving written notice. We can terminate the Boggs agreement upon his death or disability or for cause, and Mr. Boggs can terminate his employment for any reason within a 90-day period beginning on the 30th day after any occurrence of a change in control or within a 90-day period beginning on the one-year anniversary of the occurrence of any change in control. Under the Boggs agreement, a change in control means the occurrence during the term of the Boggs agreement of

        (a)    an acquisition by any person, subject to certain exceptions, of 34% or more of the combined voting power of our voting securities,

        (b)    a change in the composition of our board such that the members of our board of directors as of the date of our initial public offering (the “Incumbent Board”) cease to constitute at least a majority of our board; provided, however, that any new director that is approved by a vote of at least a majority of the Incumbent Board shall be considered a member of the Incumbent Board; provided further, that no director appointed in connection with a threatened or actual proxy contest by someone other than our board shall be considered to be a member of the Incumbent Board, or

        (c)    approval by our shareholders of a merger, consolidation or reorganization (subject to a limited exception) or the complete liquidation or dissolution of the our company or a sale of all or substantially all of our assets.

        If Mr. Boggs’ employment is terminated after a change in control (a) by us without cause or otherwise in breach of the Boggs agreement or (b) by Mr. Boggs for any reason, we must pay him all accrued compensation and bonus amounts and one-twelfth of his annual base salary and bonus for each of the 24 consecutive 30-day periods following the termination. In addition, we must continue the life insurance, disability, medical, dental and other benefits provided to Mr. Boggs and his dependents for the two-year period following termination. Further, his outstanding options to purchase common stock would vest and become immediately exercisable notwithstanding that he has left our employment.

        Pursuant to the Boggs agreement, the board approved the G. Lynn Boggs Stock Option Plan on April 16, 2002, and granted Mr. Boggs options to purchase 150,000 shares of our common stock at an exercise price of $34.22 per share. Of these options, 50,000 vested on the date of grant, 50,000 vested on the first anniversary of the date of grant, and 50,000 vested on the second anniversary of the date of grant.

        Fluitt Agreement. On March 1, 2004, we entered into an employment agreement with Randy Fluitt (the Fluitt agreement) under which he serves as an Executive Vice President. The Fluitt agreement provides that Mr. Fluitt will receive a base salary of not less than $280,000 per year. Mr. Fluitt’s base salary may be increased upon a periodic review by the Chief Executive Officer or the President, which increase may require the approval of the Compensation Committee. The Fluitt agreement has a term of two years that renews automatically at the end of each term unless earlier terminated by us or Mr. Fluitt, or because of Mr. Fluitt’s death. We can terminate the Fluitt agreement upon his disability or for cause. If we terminate Mr. Fluitt’s employment without adequate justification, we must pay him all accrued compensation and bonus amounts, and we must pay him one twelfth of his annual base salary and bonus for the greater of the number of months remaining under the term of his agreement or 12 months. In addition, his outstanding options to purchase common stock would vest and become immediately exercisable.

        Meyerhoff Agreement. On February 1, 1998, we entered into an employment agreement with Scott R. Meyerhoff (the Meyerhoff agreement) under which he served as our Chief Financial Officer until the Meyerhoff agreement was amended effective April 1, 2004 as described below. The Meyerhoff agreement initially provided that Mr. Meyerhoff would receive a base salary of not less than $130,000 per year. Mr. Meyerhoff's base salary could be increased upon a periodic review by the board of directors or a board committee. The Meyerhoff agreement had a term of one year that renewed automatically at the end of each term unless earlier terminated by us or Mr. Meyerhoff.

        On April 1, 2004, we entered into an amendment to the Meyerhoff agreement with Mr. Meyerhoff (the amended Meyerhoff agreement) whereby he resigned as our Senior Vice-President, Chief Financial Officer and Secretary. The amended Meyerhoff agreement provides that Mr. Meyerhoff is employed on a part-time basis to assist us with certain financial matters and the transition to a new chief financial officer. Pursuant to the amended Meyerhoff agreement, Mr. Meyerhoff will receive his current base salary, and his outstanding options to purchase common stock will continue to vest in accordance with the instruments governing those options. The amended Meyerhoff agreement has a term ending on December 31, 2004 unless earlier terminated because of the death or disability of Mr. Meyerhoff, or at our election. If we terminate Mr. Meyerhoff’s employment for any reason prior to December 31, 2004, we must pay him a lump sum cash payment equal to the remaining compensation to which he would have been entitled had we employed him until December 31, 2004. In addition, Mr. Meyerhoff’s outstanding options to purchase common stock would vest and become immediately exercisable.

        Perry Agreement. We entered into an employment agreement with John M. Perry effective as of December 20, 2002 (the Perry agreement) under which he served as the Chief Executive Officer of InterCept Payment Solutions until March 24, 2004, when the Perry agreement was terminated as described below. The Perry agreement provided that Mr. Perry would receive a base salary of not less than $400,000 per year. The board or the Compensation Committee would review his salary at least annually. In addition, Mr. Perry was entitled to incentive compensation with a target of 50% of base salary upon achievement of targeted levels of performance and such other criteria as the board of directors or a committee established from time to time. During the initial term of the Perry agreement, Mr. Perry was to receive a minimum bonus compensation of $100,000, which we agreed to pay to Mr. Perry in equal quarterly installments beginning April 1, 2003. Under the Perry agreement, Mr. Perry was eligible to participate in our stock option plans and receive health insurance for himself and his dependents, long-term disability insurance and other benefits.

        The Perry agreement had a term of two years and provided that it would automatically renew for two consecutive two-year terms unless earlier terminated by written notice not less than 90 days prior to the end of the term. We could terminate the Perry agreement upon his death or disability or for or without cause. Mr. Perry could terminate his employment for or without adequate justification with 60 days notice and for any reason within a 90-day period beginning on the 30th day after any occurrence of a change in control. If Mr. Perry’s employment was terminated after a change in control (a) by us without cause or otherwise in breach of the Perry agreement or (b) by Mr. Perry for any reason, we were required to pay him all accrued compensation and bonus amounts and one-twelfth of his annual base salary and bonus for up to 24 consecutive 30-day periods following the termination. In addition, his outstanding options to purchase common stock were to vest and become immediately exercisable notwithstanding that he had left our employment.

        Pursuant to the Perry agreement, the board granted Mr. Perry options to purchase 150,000 shares of our common stock at an exercise price of $16.56 per share. Of these options, 50,000 vested on the date of grant, 50,000 vested on the first anniversary of the date of grant, and 50,000 would have vested on the second anniversary of the date of grant if Mr. Perry had remained an employee.

        On March 24, 2004, we entered into a mutual release with Mr. Perry. Under the Perry release, we paid Mr. Perry $500,000 consisting of a bonus of $400,000 related to the sale of our merchant services division and a pro-rata annual bonus of $100,000. Pursuant to the Perry release, we fully released Mr. Perry, and Mr. Perry fully released us, from any and all legal or administrative proceedings with respect to any matter whatsoever relating to the Perry agreement and Mr. Perry’s performance of services thereunder, occurring or taking place on or before March 24, 2004. Notwithstanding the Perry release, the provisions of the Perry agreement relating to protection of trade secrets and confidential information and non-solicitation and related matters remain in effect. Also under the Perry release, we agreed to indemnify Mr. Perry against any third-party claims brought against us, where Mr. Perry is named as a party to the claim. Mr. Perry's options expired on April 23, 2004.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During 2003 and until February 2004, our Compensation and Stock Option Committee was composed of Jon R. Burke, Boone A. Knox and John D. Schneider, Jr. The current members of our Compensation and Stock Option Committee are Mr. Schneider, Arthur G. Weiss and Mark Hawn. During 2003:

o	none of our other executive officers was a director of another entity where one of that entity’s executive officers served on InterCept’s’ Compensation and Stock Option Committee,

o	no member of the Compensation and Stock Option Committee was an officer or employee of InterCept or any of its subsidiaries,

o	no member of the Compensation and Stock Option Committee entered into any transaction with InterCept in which the amount involved exceeded $60,000,

o	none of our executive officers served on the compensation committee of any entity where one of that entity’s executive officers served on InterCept’s Compensation and Stock Option Committee, and

o	none of our executive officers served on the compensation committee of another entity where one of that entity’s executive officers served as a director on InterCept’s board.

        During 2003, our Compensation and Stock Option Committee did not meet. John W. Collins, our Chairman and Chief Executive Officer, and Lynn Boggs, our President and Chief Operating Officer, participated in informal discussions with our board regarding executive officer compensation.

DIRECTOR COMPENSATION

        We pay each director $1,000 for in-person attendance at any meeting for their services as our directors, $250 for attendance via telephone for meetings lasting 30 minutes or less and $500 for attendance via telephone for meetings lasting over 30 minutes. Upon initial election to the board of directors, each non-employee director who beneficially owns less than 4% of our outstanding common stock on the date of his election to the board of directors receives options to acquire 35,000 shares of common stock, 11,667 of which vest immediately and the remainder of which vest ratably on the first and second anniversaries of such initial election. In addition, on each anniversary date of a director’s initial election to the board of directors, each director receives a grant of options to acquire 10,000 shares of common stock that vest on the date of grant. On the fifth anniversary, each director receives a grant of options to acquire 35,000 shares of common stock, 11,667 of which vest immediately and the remainder of which vest ratably on the first and second anniversaries of such grant. The exercise price of these options is equal to the fair market value of the common stock on the date of grant. Each director option expires ten years after the date of grant, unless canceled sooner as a result of termination of service or death, or unless the option is fully exercised before the end of the option period. Directors may be reimbursed for out-of-pocket expenses incurred in attending meetings of the board of directors or its committees and for other expenses incurred in their capacity as directors.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                    RELATED STOCKHOLDER MATTERS.

        The following table provides certain information as of April 15, 2004 regarding the beneficial ownership of our common stock by: (a) each of our directors; (b) each named executive officer (other than Mr. Meyerhoff, who is no longer an officer, and Mr. Perry, who is no longer an officer or employee); (c) each person known to us to be the beneficial owner of more than 5% of our common stock; and (d) all of our directors and executive officers as a group. The information in the table is based on information from the named persons regarding their ownership of our common stock, except that information regarding 5% owners other than Mr. Collins is based on Schedules 13G filed with the SEC in February 2004 by those entities, provided that information about JANA Partners LLC is based on a Schedule 13D it filed in April 2004. Unless otherwise indicated, each of the holders listed below has sole voting power and investment power over the shares beneficially owned and each person listed below as one of our executive officers or directors has an address in care of our principal office. The table also includes information regarding the ownership of our Series A preferred stock.

        For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that the person or group has the right to acquire within 60 days after April 15, 2004 or with respect to which the person otherwise has or shares voting or investment power. For purposes of computing the percentages of outstanding shares held by each person or group of persons on a given date, shares which that person or group has the right to acquire within 60 days after that date are deemed to be outstanding for purposes of computing the percentage for that person or group but are not deemed to be outstanding for the purpose of computing the percentage of any other person or group. The Shares Owned column in the table includes the shares owned by the persons named but does not include shares they may acquire by exercising options. The numbers shown in the Vested Options column include options that were vested as of April 15, 2004 and options that are scheduled to vest during the 60 days following April 15, 2004. On April 15, 2004, the following securities were outstanding: (a) 20,287,895 shares of our common stock, (b) 100,000 shares of our Series A Preferred Stock, and (c) options to purchase 4,134,205 shares of common stock.

		Vested	Shares
Name	Shares Owned	Options	Beneficially Owned	%

Common Stock

John W. Collins (1)	1,259,568	1,084,369	2,343,937	11.0
G. Lynn Boggs	0	250,000	250,000	1.2
L. Rand ("Randy") Fluitt	5,608	138,333	143,941	*
Mark Hawn	0	11,667	11,667	*
John D. Schneider, Jr.	10,005	45,001	55,006	*
Glenn W. Sturm	372,390	89,748	462,138	2.3
James A. Verbrugge	0	11,667	11,667	*
Arthur G. Weiss	0	11,667	11,667	*
Perry Corp (2)	1,602,500	0	1,602,500	7.9
Tiger Technology Management (3)	1,477,000	0	1,477,000	7.3
Dimensional Fund Advisors, Inc. (4)	1,263,216	0	1,263,216	6.2
JANA Partners LLC (5)	1,619,937	0	1,619,937	8.0
All directors and executive officers as
a group (14 persons)	2,171,007	1,910,724	4,088,731	18.4

Series A Preferred Stock

Sprout Capital IX, L.P. (6)	99,400	--	99,400		99.4

_______________
* Indicates less than 1%.

[footnotes are on following page]

(1)	Shares owned includes 100,000 shares owned by Progeny Management, L.L.L.P., the limited partner of which is a limited liability company whose sole member is Mr. Collins.
(2)	Reflects the securities beneficially owned by the Private Clients and Asset Management business group of Perry Corp and its subsidiaries and affiliates. The address of Perry Corp is 599 Lexington Avenue, New York, New York 10022. Of these shares, (a) Perry Corp has sole voting power over 1,602,500 shares and sole dispositive power over 1,602,500 shares.
(3)	Reflects the securities beneficially owned by the Private Clients and Asset Management business group of Tiger Technology Management, L.L.C. and its subsidiaries and affiliates. The address of Tiger Technology Management, L.L.C. is 101 Park Avenue, 48th Floor, New York, New York 10178. Of these shares, (a) Charles P. Coleman III has sole voting power over 1,477,000 shares and sole dispositive power over 1,477,000 shares; (b) Tiger Technology Management, L.L.C. has sole voting power over 1,477,000 shares and sole dispositive power over 1,477,000 shares; (c) Tiger Technology Performance, L.L.C. has sole voting power over 1,232,819 shares and sole dispositive power over 1,232,819 shares; and (d) Tiger Technology, L.P. has sole voting power over 1,203,059 shares and sole dispositive power over 1,203,059 shares.
(4)	Dimensional Fund Advisors Inc. (“Dimensional”), 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 1,236,216 shares of the outstanding common stock of as a result of acting as investment adviser to various investment companies (funds) registered under Section 8 of the Investment Company Act of 1940. Dimensional has sole voting power and sole dispositive power over 1,236,216.
(5)	JANA Partners LLC (“Jana”), 201 Post Street, Suite 1000, San Francisco, California 94108, a private money management firm, is the beneficial owner of 1,619,937 shares of the outstanding common stock through various accounts under its management and control. Jana has sole voting power and sole dispositive power over 1,619,937 shares.
(6)	The address of Sprout Capital IX, L.P. is 3000 Sand Hill Road, Building Three, Suite 170, Menlo Park, CA 94025.

EQUITY COMPENSATION PLANS

        The following table provides information as of December 31, 2003 about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise prices of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants and other rights.

Equity Compensation Plan Information

			Number of securities
	Number of securities	Weighted average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of outstanding	outstanding	equity compensation plans
	options, warrants and	options, warrants and	(excluding securities
Plan Category	rights	rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	3,737,371	$ 19.26	895,095	(1)(2)(3)

Equity compensation
plans not approved
by security holders	256,500 (4)	$ 33.32	493,500	(4)

Total	4,259,877		1,777,364

_______________

(1)	Includes 257,793 shares that may be issued under our 2001 Employee Stock Purchase Plan. As of December 31, 2003, a total of 242,207 shares had been issued under the 2001 Employee Stock Purchase Plan.

(2)	Effective as of October 31, 2002, our board of directors determined that no additional options would be issued under our Amended and Restated 1996 Stock Option Plan. As of December 31, 2002: 3,561,043 options were issued, 449,043 have been exercised and 2,804,565 are outstanding under the Amended and Restated 1996 Stock Option Plan.

(3)	Subject to the annual increases described in the following sentence, the maximum number of shares of common stock that can be subject to outstanding options under our 2002 Stock Option Plan (which our shareholders approved on May 22, 2002), determined immediately after the grant of any option, is currently 895,095 shares, subject to certain adjustments for stock splits and similar matters. The 2002 Plan provides that the number of shares of common stock available for issuance under it is automatically increased on the first trading day of each calendar year by 3% of the number of shares outstanding on the preceding trading day. Shares of common stock that are attributable to awards that have expired, terminated, or been canceled or forfeited during any calendar year are available for issuance or use in connection with future awards.

(4)	Because we sold our merchant services division in March 22, 2004, no more options can be granted under the 2002 Acquisitions Stock Option Plan, and the 256,500 options outstanding under that plan will terminate 90 days after that date.

          Summary of Material Features of Equity Compensation Plans Not Approved by Security Holders

                InterCept has two equity compensation plans that have not been approved by shareholders: the 2002 Acquisitions Stock Option Plan and The G. Lynn Boggs 2002 Stock Option Plan. The material terms of each plan are described under the applicable heading below.

                 2002 Acquisitions Stock Option Plan

                 The board of directors approved InterCept’s 2002 Acquisitions Stock Option Plan effective as of April 16, 2002. The persons eligible to participate in the 2002 Acquisitions Plan are former employees of, or consultants to, Internet Billing Company, Ltd., InterCept Payment Solutions, Inc. (formerly Electronic Payment Exchange, Inc.) or their affiliates. Because we sold our merchant services division in March 22, 2004, no more options can be granted under the 2002 Acquisitions Stock Option Plan, and the 256,500 options outstanding under the plan will terminate 90 days after that date.

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

        During an optionee’s employment with or service to InterCept and for a period of 24 months following the date of termination of employment or service, the optionee cannot, on the optionee’s own behalf or in the service or on behalf of others:

                 (a)   solicit, divert, or appropriate to or for, or attempt to solicit, divert, or appropriate to or for, a competing business, any person or entity that was a customer of InterCept on the date of termination and with whom the optionee had direct material contact within 12 months of the optionee’s last date of employment or service; or

                 (b)   solicit, divert, or hire away, or attempt to solicit, divert, or hire away, any employee of InterCept, regardless of whether the employee is full-time or temporary, the employment is pursuant to written agreement, or the employment is for a determined period or is at will.

If the optionee violates either of these covenants, then the optionee’s rights under any options outstanding under the 2002 Acquisitions Plan will be forfeited and terminated, subject in each case to a determination to the contrary by the stock option committee.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Glenn W. Sturm, one of our directors, is a partner in the law firm of Nelson Mullins Riley & Scarborough, L.L.P. We retained Nelson Mullins to provide various legal services to InterCept during 2003 and have retained Nelson Mullins to provide various legal services to us in 2004. The amount paid to Nelson Mullins for services rendered to us in 2003 did not exceed 5% of Nelson Mullins’ gross revenues in 2003.

        Denise C. Saylor, a Senior Vice President, is the daughter of John W. Collins, our Chief Executive Officer and Chairman of our Board of Directors. For 2003, Ms. Saylor received a salary of $175,000. Ms. Saylor’s husband, David W. Saylor, is a Commissioned Sales Representative with InterCept and received aggregate salary and commissions of $238,776 in 2003.

        We paid $49,000 to W-II Investments, Inc. as reimbursement for use of a W-II Investments aircraft for business travel during fiscal 2003. Payment was based on the average incremental cost of operating that type of aircraft. Each of Mr. John W. Collins, our Chief Executive Officer and Chairman of our Board of Directors, and Glenn W. Sturm, a director, owns 50% of W-II Investments, Inc.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Deloitte & Touche LLP has served as our independent auditors since July 2002. Previously, Arthur Andersen LLP had served as our independent public accountants from 1997 until July 18, 2002, when we dismissed Andersen as our independent public accountants. Our board of directors approved the decision to dismiss Andersen, upon recommendation of the Audit Committee.

        Because Andersen was dismissed during the year 2002, Andersen did not issue a report on our financial statements for 2002 or 2003. During 2002 through the date of our dismissal of Andersen, there were:

        (a)    no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their reports on our consolidated financial statements for those years; and

        (b)    no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        We provided Andersen with a copy of the foregoing disclosure and requested that they furnish a letter addressed to the Securities and Exchange Commission stating whether they agree with the above statements. A representative from Andersen advised us that Andersen is no longer in a position to provide letters relating to its termination as a former audit client’s independent public accountant and that Andersen’s inability to provide such letters has been discussed with the SEC staff.

        As of July 18, 2002, we engaged Deloitte & Touche to serve as our new independent auditors for the 2002 fiscal year. During each of fiscal year 2000 and fiscal year 2001 and through the date of our engagement of Deloitte & Touche, we did not engage Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Fees Paid to Independent Auditors/Public Accountants

        As noted above, Deloitte & Touche has served as our independent auditors since July 18, 2002. Previously, Andersen had served as our independent public accountants from 1997 until that date.

        Audit Fees.

                Audit Fees for 2003. Deloitte & Touche billed aggregate fees of $430,912 for professional services rendered for the audit of our 2003 annual financial statements, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for that fiscal year.

                Audit Fees for 2002. Andersen billed us $7,500 during the first quarter of 2002 for professional services related to the then-planned audit of our annual financial statements for the 2002 year, and for the reviews of the financial statements included in our Quarterly Report on Form 10-Q for the first quarter of 2002. Deloitte & Touche billed aggregate fees of $245,300 for professional services rendered for the audit of our 2002 annual financial statements, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the second and third quarters of 2002.

        Audit-Related Fees.

                Audit-Related Fees for 2003. Deloitte & Touche billed aggregate fees of $23,000 for professional services rendered that were reasonably related to the performance of the audit of our 2003 financial statements, but which are not reported above. These fees relate primarily to the audits of employee benefit plans.

                Audit-Related Fees for 2002. Andersen billed aggregate fees of $140,970 for professional services rendered that were reasonably related to the performance of the audit of our 2002 financial statements, but which are not reported above. These other fees relate primarily to due diligence and audit activities associated with businesses we acquired in 2001 and 2002. Deloitte & Touche billed aggregate fees of $169,175 for professional services reasonably related to the performance of the audit of our 2002 financial statements, but which are not reported in the previous paragraph. These fees relate primarily to the audits of employee benefit plans and additional due diligence and audit activities associated with businesses we acquired in 2002.

         Tax Fees.

                Tax Fees for 2003. Deloitte & Touche billed aggregate fees of $185,685 for professional services rendered related to tax compliance, tax advice, and tax planning for 2003. These fees included $77,905 in tax compliance fees for services including review of federal returns, sales and use tax outsourcing, preparation of taxability matrix for sales taxes, and preparation of returns for the employee benefit plans, and $107,780 related to tax consulting for federal and state tax advice on the structuring of the disposition of our merchant services division.

                Tax Fees for 2002. Andersen billed aggregate fees of $43,645 for professional services rendered related to tax compliance, tax advice, and tax planning for 2002. Deloitte & Touche billed aggregate fees of $20,975 for professional services rendered related to tax compliance, tax advice, and tax planning for 2002.

        All Other Fees.

                All Other Fees for 2003. For 2003, Deloitte & Touche billed us no fees other than for the services described above.

                All Other Fees for 2002. The aggregate fees billed by Deloitte & Touche for services rendered to us during 2002, other than for the services described above, were $58,164. These other fees relate primarily to audit activities related to valuation analysis of acquired businesses. For 2002, Andersen billed us no fees other than for the services described above.

        Our Audit Committee has decided not to adopt a pre-approval policy for services performed by our independent auditors. Instead, as permitted by applicable law, our Audit Committee approves the engagement of our independent auditors to render audit or non-audit services before each such engagement. Our Audit Committee may, however, adopt a pre-approval policy in the future if it deems a pre-approval policy to be appropriate for us. Our Audit Committee did not rely upon the exception to the pre-approval requirements provided in SEC Rule 2-01(c)(7)(i) for non-audit services constituting no more than 5% of the amount we paid to Deloitte & Touche in 2003.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of John W. Collins and Carole M. Collins, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of John W. Collins and Carole M. Collins, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the SEC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InterCept, Inc.

By: /s/ John W. Collins John W. Collins Chairman and Chief Executive Officer Date: April 29, 2004

Exhibit 31.1

Certification

I, John W. Collins, certify that:

1.     I have reviewed this Amendment No. 1 to annual report on Form 10-K of InterCept, Inc;

2.    Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

April 29, 2004 Date	/s/ John W. Collins John W. Collins Chairman of the Board and Chief Executive Officer (principal executive officer)

Exhibit 31.1 (cont.)

Certification

I, Carole M. Collins, certify that:

1.     I have reviewed this Amendment No. 1 to annual report on Form 10-K of InterCept, Inc;

2.     Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

April 29, 2004 Date	/s/ Carole M. Collins Carole M. Collins Treasurer and Vice President of Corporate Governance/Risk (principal financial and accounting officer)

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350
as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002

In connection with the Annual Report of InterCept, Inc. (the “Company”) on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John W. Collins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge,

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ John W. Collins
John W. Collins
Chief Executive Officer
April 29, 2004

Exhibit 32.1 (cont.)

Certification Pursuant to 18 U.S.C. Section 1350
as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002

In connection with the Annual Report of InterCept, Inc. (the “Company”) on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Carole M. Collins, Treasurer and Vice President of Corporate Governance/Risk of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge,

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ Carole M. Collins
Carole M. Collins
Treasurer and Vice President of Corporate Governance/Risk
April 29, 2004