Form 10-Q
period 2004-03-31
INTERCEPT INC
filed 2004-05-10
CIK 1054930

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ]	TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO _____________, 20__.

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X   No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2004
Common Stock, no par value	20,288,562

INTERCEPT, INC.

INDEX TO FORM 10-Q

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of
	December 31, 2003 and March 31, 2004	1

	Condensed Consolidated Statements of Operations for the Three
	Months ended March 31, 2004 and 2003	2

	Condensed Consolidated Statements of Cash Flows for the Three
	Months ended March 31, 2004 and 2003	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	30

Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Changes in Securities, Use of Proceeds and
	Issuer Purchases of Equity Securities	31

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits and Reports on Form 8-K	32

SIGNATURES		33
EXHIBIT INDEX		34

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InterCept, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,072	$9,747
Restricted short term investments	115	12
Accounts receivable, less allowance for doubtful accounts of $965
and $1,309 at March 31, 2004 and December 31, 2003, respectively	23,979	28,898
Advances to SLM	4,526	3,654
Deferred tax assets	5,084	5,368
Prepaid expenses	8,959	8,462
Notes receivable from sale of merchant services division	15,000	0
Other current assets	9,584	9,525

Total current assets	69,319	65,666

Property and equipment, net	45,677	57,913
Intangible assets, net	42,892	60,770
Goodwill	88,418	98,195
Deferred tax assets	23,637	21,483
Other noncurrent assets	12,033	20,025

Total assets	$281,976	$324,052

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$1,127
Accounts payable and accrued liabilities	26,313	30,548
Client payouts and reserves	-	34,546
Deferred revenue	11,872	10,961

Total current liabilities	38,185	77,182

Long-term debt, less current portion	19,500	24,000
Deferred revenue	543	400
Other non-current liabilities	3,000	--

Total liabilities	61,228	101,582

Minority interest	320	308

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
100,000 shares issued and outstanding at March 31, 2004
and December 31, 2003	10,067	9,942
Common stock, no par value; 50,000,000 shares authorized;
20,279,636 and 20,230,980 shares issued and outstanding
at March 31, 2004 and December 31, 2003, respectively	303,425	303,009
Retained deficit	(93,052)	(90,774)
Accumulated other comprehensive loss	(12)	(15)

Total shareholders' equity	220,428	222,162

Total liabilities and shareholders' equity	$281,976	$324,052

        The accompanying notes are an integral part of these condensed consolidated balance sheets.

InterCept, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)	(unaudited)
Revenues:
Financial institution services	$51,497	$43,527
Customer reimbursements	2,864	4,261

Total revenues	54,361	47,788

Costs of services:
Costs of financial institution services	27,430	21,753
Customer reimbursements	2,864	4,261
Selling, general and administrative expenses	18,263	16,291
Depreciation and amortization	4,382	3,279

Total operating expenses	52,939	45,584

Operating income	1,422	2,204
Other income (expense), net	473	(94)

Income before provision for income taxes, minority interest
and discontinued operations	1,895	2,110
Provision for income taxes	790	900
Minority interest	(12)	(13)

Income from continuing operations before discontinued operations and preferred dividends	1,093	1,197
Discontinued operations
(Loss) Income from discontinued operations, net of income tax benefit of $(789) in 2004	(209)	275
(Loss) gain on disposal from discontinued operations net of income tax expense	(3,041)
of $3,156 in 2004

(Loss) income from discontinued operations	(3,250)	275
Net (loss) income before preferred dividends	(2,157)	1,472
Preferred dividends	(125)	--

Net (loss) income attributable to common shareholders	$(2,282)	$1,472

Net income per common share:
Basic:
Income from continuing operations before discontinued operations and preferred dividends	$0.05	$0.06
(Loss) income from discontinued operations	(0.16)	0.02

Net (loss) income attributable to common shareholders	$(0.11)	$0.08

Diluted
Income from continuing operations before discontinued operations and preferred dividends	$0.05	$0.06
(Loss) income from discontinued operations	(0.15)	0.01

Net (loss) income attributable to common shareholders	$(0.10)	$0.07

Weighted average shares outstanding:
Basic	20,246	19,585
Diluted	21,307	20,165

The accompanying notes are an integral part of these condensed consolidated statements of operations.

InterCept, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net (loss) income before preferred stock dividends	$(2,157)	$1,472
Adjustments to reconcile net income to net cash (used in)
operating activities:
Depreciation and amortization	4,382	3,282
Loan cost amortization	175	36
Minority interest	12	14
Deferred income tax provision	(3,171)	--
Loss on sale of property and equipment	22	--
Gain due to increase in security value of SLM note	(873)	--
Gain on disposal of discontinued operations	(115)	--
Equity in net loss of affiliates	--	19
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(1,045)	(1,918)
Inventory, prepaid expenses, and other current assets	2,041	(231)
Other assets	(920)	(1,346)
Accounts payable and accrued liabilities	4,657	2,224
Client payouts	--	--
Interest accrued on notes receivable	--	40
Deferred revenue	1,054	548

Net cash (used in)/provided by operating activities	4,062	4,140

Cash flows from investing activities:
Acquisitions, net of cash acquired	--	--
Decrease in note receivable	--	3,210
Proceeds from sale of investments, net	--	1,317
Proceeds from sale of discontinued operations, net	4,850	--
Increase in investments	(100)	--
Purchases of property and equipment, net	(2,721)	(3,395)
Increases in capitalized software	(527)	(571)

Net cash provided by investing activities	1,502	561

Cash flows from financing activities:
Proceeds from line of credit	--	25,615
Payments on notes payable and line of credit	(5,500)	(38,552)
Proceeds from employee stock purchase plan	152	228
Proceeds from exercise of stock options	264	113

Net cash (used in) financing activities	(5,084)	(12,596)

Net cash from discontinuing operations	(8,155)	(4,501)

Net (decrease) in cash and cash equivalents	(7,675)	(12,396)
Cash and cash equivalents at beginning of the period	9,747	24,071

Cash and cash equivalents at end of the period	$2,072	$11,675

Supplemental disclosures of cash flow information:
Cash paid for interest	$317	$508

Cash paid for income taxes	$--	$72

        The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

InterCept, Inc. (“InterCept”), is a single-source provider of a broad range of technologies, products, and services that work together to meet the electronic commerce and operating needs of financial institutions and other businesses. Over 2,000 of these financial institutions have contracted with InterCept for one or more of its technologies, products, and services, which include electronic funds transfer transactions, debit card processing, core bank processing systems, check imaging systems, data communications management networks, laser document printing and automated mailing services, as well as services related to each of these products and systems.

During the first quarter of 2004, InterCept sold its merchant services division. InterCept has accounted for the division in discontinued operations for the three month periods ended March 31, 2004 and 2003. See note 2.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosure normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been omitted pursuant to those rules and regulations, although InterCept believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. The results of the three month periods are not necessarily indicative of the results to be expected for the full fiscal year. Please read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements and the notes thereto included in InterCept’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2003.

Certain items previously reported in specific financial statement captions have been reclassified to conform to this presentation.

2.	Discontinued Operations

On March 22, 2004, InterCept sold its merchant services division, InterCept Payment Solutions (“IPS”), to two different entities. InterCept sold the outstanding member interests of Internet Billing Company, LLC (“iBill”) to Media Billing, L.L.C. (“Media Billing”), a 99%-owned subsidiary of Penthouse International, Inc. InterCept sold the remainder of InterCept Payment Solutions, including InterCept’s merchant portfolio management business based in Tennessee, to Solidus Networks, Inc. d/b/a Pay By TouchTM (“Pay By Touch”).

The following table summarizes the components of the proceeds from the sales:

			Merchant Total
	Pay By Touch	Media Billing	Division

Cash	$12,000,000	$745,251	$12,745,251
Short-term notes receivable	12,500,000	793,749	13,293,749
Convertible note receivable	2,500,000	--	2,500,000
Preferred stock	500,000	--	500,000
Assumption of liabilities	--	22,000,000	22,000,000

Total proceeds	$27,500,000	$23,539,000	$51,039,000

Media Billing purchased all of the outstanding member interests of iBill for $745,251 in cash, a $793,749 short-term note, and assumption of a $22 million working capital deficit.

Pay By Touch, a privately held provider of biometric authentication and payment solutions, purchased the remainder of the IPS business, including InterCept’s wholly-owned subsidiary, InterCept Payment Solutions, LLC, and InterCept’s merchant portfolio management business based in Tennessee. The sale price for that transaction was $30.5 million, composed of:

o	$12.0 million in cash;
o	a $15.5 million note due on September 20, 2004, that is guaranteed by three Pay By Touch stockholders;
o	a one year $2.5 million note that is convertible at our option into Pay By Touch preferred stock valued (as of closing) at $2.5 million; and
o	shares of Pay By Touch preferred stock valued at $500,000 as of closing.

As noted above, InterCept received a note from Pay By Touch for $15,500,000 which is due and payable in two installments. If Pay By Touch pays the first installment on or before the first installment date, May 21, 2004, the amount of principal remaining outstanding after that payment will be reduced by $3,000,000. Accordingly, at the time of sale, InterCept recorded the note at its net realizable value of $12,500,000. If Pay By Touch does not pay the first installment by May 21, 2004, InterCept will assess the collectibility of the Pay By Touch note before increasing the value of the note to the original $15,500.000.

In addition, InterCept accepted as part of the consideration for the sale of iBill a note issued by Media Billing in the principal face amount of $793,749 bearing an interest rate of 8% per annum and due on March 30, 2004. InterCept also agreed to continue to hold a letter of credit for the benefit of First Data. Media Billing agreed to replace the letter of credit before April 20, 2004. Since the closing of the transaction, Media Billing has defaulted in its obligations to repay the note and to obtain a release of InterCept under the $3.0 million letter of credit, which was subsequently drawn in full by First Data. Consequently, Media Billing owes InterCept approximately $3.8 million that InterCept is seeking to collect. On May 6, 2004, Penthouse International, Inc. filed a Current Report on Form 8-K announcing in substance that because it believes that the potential indemnification claims it has against InterCept might significantly exceed the approximately $3.8 million amount claimed by InterCept, Penthouse intends to withhold payments under the iBill purchase agreement. The outstanding balance due on the note as of May 4, 2004 is approximately $801,000. Accordingly, InterCept recorded the fair value of the note receivable of $793,749 as $0 at the purchase date and recorded the liability for the letter of credit of $3 million. The selling price of iBill is subject to a final purchase price adjustment based on determination of its working capital on the closing date. Any subsequent changes in the selling price will be recorded as a component of discontinued operations when additional consideration is paid or received. InterCept estimates that the purchase price adjustment will result in Media Billing owing InterCept an additional $827,000. However, this amount has not been recorded due to collectibility concerns. (See Note 6 below regarding the letter of credit.)

As part of the sale of the remaining portion of the merchant service business to Pay By Touch, InterCept received 833,333 shares (valued at $.60 per share) of Pay By Touch Series B preferred stock. InterCept also received a $2.5 million note from Pay By Touch that is convertible into 4,167,000 shares of Pay By Touch Series B preferred stock. The note matures March 22, 2005. Neither consideration represented significant ownership in Pay By Touch by InterCept or continuing involvement by InterCept in its discontinued segment.

InterCept’s financial statements have been restated to reflect the merchant services segment as a discontinued operation for all periods presented. Operating results of the discontinued merchant segment are summarized below. The amounts exclude general corporate overhead previously allocated to the merchant segment.

Revenues and loss from the discontinued operations were as follows (in thousands):

March 31, 2004
Net revenues	$12,200
Pre-tax gain from discontinued operations	115
Income tax expense on gain from discontinued operations	3,156
Pre-tax net loss from discontinued operations	(998)
Income tax benefit from discontinued operations	(789)

3.	Net Income Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of convertible preferred stock and outstanding stock options using the “treasury stock” method, which is based on the average stock price for the period. The effects of anti-dilutive options have been excluded. The weighted average number of anti-dilutive options totaled approximately $3.3 million and $4.0 million for the three months ended March 31, 2004 and 2003, respectively. Amounts shown are in thousands, except earnings per share data.

	Three Months Ended
	March 31,
	2004	2003
Numerator for basic (loss) per share:
Income from continuing operations before discontinued operations and preferred dividends	$1,093	$1,197
Discontinued operations	(3,250)	275
Preferred dividends	(125)	--

(Loss) earnings for purposes of computing basic earnings (loss) per share	$(2,282)	$1,472

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	20,246	19,585
Effect of dilutive securities:
Employee stock options	326	122
Shares held in escrow to satisfy contingencies	--	407
Contingently issuable shares subject to earnout provisions	735	51

	21,307	20,165
Basic (loss) earnings per share:
Income from continuing operations before discontinued operations and preferred dividends	$0.05	$0.06
Discontinued operations	(0.16)	0.02

Net (loss) earnings	$(0.11)	$0.08
Diluted (loss) earnings per share:
Income from continuing operations before discontinued operations and preferred dividends	$0.05	$0.06
Discontinued operations	(0.15)	0.01

Net (loss) earnings	$(0.10)	$0.07

4.	Comprehensive Income

Comprehensive income is the total of net income and all other unrealized gains (losses) on securities, net of tax. The following table sets forth the calculation of InterCept’s comprehensive income for the periods indicated below (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net (loss) income, as reported	$(2,282)	$1,472

Unrealized (gain) loss on securities,
net of tax:	3	(7)

Comprehensive (loss) income	$(2,279)	$1,465

5.	Goodwill and Intangibles

InterCept reviews the value assigned to goodwill on an annual basis, or on an interim basis if circumstances change that would more likely than not reduce the fair value of InterCept’s reporting units below the carrying amounts. InterCept reviews its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized when the undiscounted future cash flows estimated to be generated by the asset are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying value and estimated fair value. The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods, with the amount of any such deficiency charged to income in the current year. Estimates of future cash flows are based on many factors, including current operating results, management’s plans with respect to operations, expected market trends and competitive influences. InterCept also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. In the fourth quarter of 2002 and the fourth quarter of 2003, InterCept recorded impairment losses of $20.0 million and $130.7 million, respectively, related to its intangibles. InterCept did not record an impairment loss for the three months ended March 31, 2004.

Intangible assets as of March 31, 2004 and December 31, 2003 were as follows (in thousands):

		March 31, 2004			December 31, 2003

	Useful Life	Gross	Accumulated	Net	Gross	Accumulated	Net
	in Years	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
Product technology	10	$9,669	$(3,773)	$5,896	$12,524	$(4,332)	$8,192
Customer contracts and relationships	7-20	47,417	(11,571)	35,846	56,416	(13,457)	42,959
Marketing agreement	20	825	(161)	664	825	(151)	674
Patented technology	10	--	--	--	9,465	(3,239)	6,226
Non-compete agreements	5	--	--	--	1,091	(555)	536
Domain Names	10	--	--	--	88	(15)	73

		57,911	(15,505)	42,406	80,409	(21,749)	58,660
Nonamortized intangible assets:
Trade names and trademarks	indefinite	509	(23)	486	2,133	(23)	2,110

Total intangible assets		$58,420	$(15,528)	$42,892	$82,542	$(21,772)	$60,770

Goodwill of approximately $9.8 million was removed from the balance sheet in the sale of IPS. Amortization expense related to intangible assets in InterCept’s continuing operations was $1.3 million and $1.2 million for the three months ended March 31, 2004 and 2003, respectively. For intangible assets in discontinued operations, amortization expense related to intangible assets was $673,000 and $931,000 for the three months ended March 31, 2004 and 2003, respectively.

As of March 31, 2004, estimated future annual amortization expense of other intangible assets is as follows:

2004	$5,307,142
2005	$5,160,839
2006	$4,912,611
2007	$4,512,254
2008	$3,811,340

6.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at December 31, 2003 and March 31, 2004 consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003

$60.0 million senior credit facility led by Bank of America; interest payable at the
LIBOR rate plus applicable margins or at the Prime Rate plus applicable margins as defined (the effective LIBOR rate was approximately 3.88 and 3.89%
and the Prime Rate was approximately 5.25% as of March 31, 2004 and
December 31, 2003, respectively); payable September 16, 2006	$19,500	$25,000

Equipment under capital lease with rates ranging from 7.86% to 20.4%
with maturity dates ranging from March 2004 to May 2004	--	121

Other	--	6

	19,500	25,127
		(1,127)

Less current maturities	$19,500	$24,000

Senior Credit Facility

As of March 31, 2004, InterCept was not in compliance with the liquidity maintenance ratio, as defined in the credit agreement. InterCept’s lenders waived this noncompliance.

As of March 31, 2004, InterCept had outstanding two letters of credit in the total amount of $5.5 million with Bank of America that reduced the borrowing availability on InterCept’s senior credit facility. One of the letters of credit, for $2.5 million, relates to operating leases. The other letter of credit, for $3.0 million, was to be replaced by Media Billing by April 20, 2004. Media Billing failed to do so, and on May 5, 2004, the holder of the letter of credit drew down the letter of credit in full, which was treated as a borrowing under the credit facility. Accordingly, InterCept has booked a liability for the $3.0 million.

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

In light of the market value of the pledged shares and the uncertainties inherent in the two bankruptcy proceedings, InterCept determined that a loss on the SLM loan was probable as of June 30, 2003. Based on the facts known to InterCept, it estimated that loss at $3,500,000. InterCept also determined that it was unlikely to collect approximately $250,000 in indemnification obligations and accounts receivable from SLM. Accordingly, InterCept charged a total of $3,750,000 in the statements of operations for the quarter ended June 30, 2003 in the line item “Other (expense) income, net.” There is a reasonable possibility that InterCept may incur additional losses on the SLM loan in the future as the bankruptcy proceedings progress, and it is also possible that the loss may ultimately prove to be less than the second quarter charge. Because the collateral that secures the loan consists of shares of InterCept stock, there may also be additional expense or income due to the fluctuation of InterCept’s stock price until the SLM situation is resolved. Accordingly, in future periods as this situation becomes more certain, InterCept may incur additional charges or receive additional income. During the first quarter of 2004, the market value of the pledged shares increased, and accordingly an adjustment of $872,000 was made to the note receivable and was recorded to other income (expense) in the accompanying statement of operations. As of March 31, 2004, the balance of the note receivable on the balance sheet was $4.5 million.

8.	Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement was effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 has not and is not expected to have a material impact on InterCept’s results of operations or financial position.

9.	Contingencies

Litigation

Other than as described below, InterCept is not a party to, and none of its material properties is subject to, any material litigation other than routine litigation incidental to its business.

(1) InterCept brought an action on March 15, 2002 against Midwest Payment Systems, Inc. (“MPS”) in the U.S. District Court in the Eastern District of Tennessee seeking a declaration as to the rights and legal relations of InterCept, MPS and the customer banks under the contracts that InterCept and the banks have with MPS and asserting a claim for tortious interference with contractual relations. On April 3, 2002, InterCept and MPS agreed to a consent order pursuant to which MPS agreed to continue to provide services on a month-to-month basis so that InterCept can continue to service its customers who use MPS for ATM/EFT services. Both InterCept and MPS agreed not to solicit the ATM/EFT business of the customer banks until final resolution of the lawsuit, and both companies agreed to limited communications with the customers regarding the lawsuit. MPS answered InterCept’s complaint and brought its own claims against InterCept, including tortious interference with contract, breach of contract and breach of fiduciary duty. In February 2004, InterCept and MPS settled the dispute. Under the terms of the settlement, InterCept paid MPS a deconversion fee of $25,900 to terminate its contract with MPS. The InterCept customer banks that used MPS services will have the option of terminating their contracts with MPS and signing new agreements with InterCept without paying any penalties. For each bank that signs a new InterCept contract, InterCept will pay MPS an amount equal to approximately nine months of the revenue that MPS was receiving from the bank. In the event that the InterCept customer banks convert from MPS, InterCept will pay a total of approximately $250,000 to MPS.

(2) InterCept, two of its officers – John W. Collins and G. Lynn Boggs – and two former officers, Scott R. Meyerhoff and Garrett M. Bender, were named as defendants in a shareholder class action lawsuit filed in the U.S. District Court for the Northern District of Georgia (Civil Action No. 03-CV0567). The plaintiff sought to represent a class of individuals who purchased InterCept common stock between September 16, 2002 and January 9, 2003. The plaintiff alleged that InterCept and the individual defendants made material misrepresentations and/or omitted to make material disclosures throughout the class period due to their false assurances that the adult entertainment portion of the company’s merchant services business was insignificant and their failure to disclose the impact of the implementation of new Visa regulations in November 2002. The plaintiff alleged violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under Section 10(b), and Section 20(a) of the Exchange Act. Similar actions were filed by multiple plaintiffs, and on May 2, 2003, the plaintiffs filed a motion to consolidate claims. On June 23, 2003, the court denied the plaintiffs’ motions to consolidate. On July 11, 2003, the plaintiffs filed a new motion for consolidation.

On February 18, 2004, InterCept announced that it has reached an agreement to settle the case. Under the terms of the proposed settlement agreement, which was filed with the court on February 17, 2004, InterCept and its insurance carrier will pay $5.3 million to the plaintiffs and their counsel. InterCept will fund $3.95 million and its insurance carrier will fund $1.35 million of the proposed settlement, which is subject to court approval. These amounts have been place into escrow pending settlement of the case. Upon final approval of the settlement, the pending claims against InterCept and the individual defendants will be dismissed without any admission of liability or wrongdoing. Investors should note, however, that the court may not approve the litigation settlement or the settlement may not be consummated on the terms described.

(3) In connection with the sale of iBill and InterCept Payment Solutions (“IPS”), InterCept agreed to indemnify the purchasers of iBill and IPS for general indemnification claims related to any breaches of representations, warranties or covenants under the purchase agreements. The maximum amount of indemnification under these provisions is $5 million under the iBill agreement and $2 million under the IPS agreement, and these provisions expire 12 months after the closing date of each transaction. These indemnifications represent a guarantee under FASB Interpretation No. 45. Management does not believe that the fair value of those indemnification obligations will be material to the financial statements.

(4) Also in connection with the sale of iBill and IPS, InterCept agreed to indemnify the purchasers of iBill and IPS for certain liabilities associated with pre-closing activities, and InterCept will remain subject to those risks to some degree. Specifically, if iBill is assessed any fine, assessment or other charge from First Data or any credit card association that relates to iBill’s processing activities in any period prior to InterCept’s sale of iBill, then InterCept will be obligated to indemnify iBill for those amounts. In addition, InterCept agreed to provide indemnification to the purchasers of iBill and IPS for liabilities incurred in connection with certain identified litigation matters that existed at the time of the acquisitions. The indemnification obligations extend until March 22, 2005. The amounts of any such indemnification cannot be determined at this time, and large liabilities resulting from such indemnification could have a material adverse effect on InterCept’s financial results. InterCept has assessed the fair value of these indemnification obligations under SFAS No. 5 and has established an accrual of approximately $2.1 million for these liabilities. Descriptions of some of the matters that are or are potentially subject to indemnification are as follows:

        (a)       On September 30, 2002, Perfect10, Inc. filed a lawsuit in the Central District of California against iBill; CCBill, LLC; Paycom Billing Services, Inc; IMA Enterprises, Inc.; Cybertech Communications NV; Network Authentication Systems Corporation; Cavecreek Wholesale Internet Exchange; Netpass Systems, Inc; Internet Key, Inc; and other defendants asserting causes of action for copyright infringement, trademark infringement, violations of privacy rights, RICO, false advertising, unfair competition and related claims. The complaint seeks a broad range of remedies, including actual damages, treble damages, an accounting of profits attributable to the allegedly infringing conduct, injunctive relief and other remedies. Plaintiff seeks recovery of unspecified millions of dollars. The plaintiff contends that iBill, which rendered billing services in connection with certain websites, is liable under theories of secondary liability and conspiracy for the alleged wrongdoing.

The court has bifurcated discovery in the case into phases to determine whether iBill and other defendants are immune from liability under the Digital Millennium Copyright Act and Communications Decency Act. Discovery in the suit has only recently begun. InterCept believes the claims are without merit and will vigorously defend the lawsuit and assert applicable defenses. iBill has filed a claim with its insurance carrier, which is presently assisting with the defense. It is too early in the proceeding to evaluate the probability of a favorable or unfavorable outcome.

         (b)       During the period it was a wholly owned subsidiary of InterCept, iBill received notice from the Federal Trade Commission that the FTC is conducting an inquiry to determine whether iBill’s activities comply with the FTC Act. The FTC has requested information since January 1, 1997. InterCept acquired substantially all of the assets of Internet Billing Company, Ltd. on April 8, 2002. During the period iBill was a wholly owned subsidiary of InterCept, iBill cooperated fully with the FTC in its inquiry.

         (c)      On October 15, 2003, Edward Lipton filed a lawsuit in Broward County (Florida) Circuit Court against InterCept Payment Solutions, Inc. (IPS) and Raymond Moyer, the former chief executive officer of IPS. Lipton contends that IPS breached an oral contract by failing to provide complete and accurate credit card chargeback information to companies owned by Lipton. Lipton further alleged claims for fraud, breach of fiduciary duty, and unfair and deceptive trade practices. After a motion by IPS, the case was removed to the U.S. District Court for the Southern District of Florida. IPS believes Lipton’s claims are without merit and will vigorously defend the lawsuit. On March 3, 2004, IPS filed a motion to dismiss the action.

         (d)       On March 17, 2004, the U.S. Department of Justice (DOJ) notified iBill that the DOJ is inquiring into activities of several internet payment service providers (IPSPs) related to certain revised rules issued by VISA that cover IPSPs and their customers. In October 2002, iBill was among three companies that made a joint announcement to inform and update customers on several new VISA regulations. The announcement noted that under the new VISA regulations a registration would be required of all IPSP customers and that $500 of this $750 fee was payable by the acquiring banks to VISA and the remainder was an administrative fee to banks and processors. The DOJ has requested various documents in connection with the announcement and the fee.

         (e)       Freya Communications, a former iBill client, has sued iBill, claiming $163,984.80 in direct and consequential damages related to multiple batching issues that caused repetitive billing of its client base. Although iBill did experience some system problems, InterCept does not believe that Freya is entitled to all of the damages it is seeking.

         (f)       In August 2002, PayPal terminated its contract for credit card processing services with Electronic Payment Exchange, Inc. (“EPX”), which was a wholly-owned subsidiary of InterCept at that time. Following termination of that agreement, EPX and the settlement banks withheld monies in reserve accounts to protect against chargebacks from PayPal customer transactions. PayPal has asserted that it was erroneously charged a penalty fee when it canceled its contract with EPX prior to the end of its term. PayPal has also asserted that these amounts withheld for reserve accounts were improperly withheld and has claimed that it is entitled to receive interest on those funds. InterCept does not believe that PayPal is entitled to the damages it has asserted.

         (g)       During December 2003, InterCept agreed in principle to settle a dispute with the former shareholders of Electronic Payment Exchange, Inc. This settlement was finalized on May 10, 2004. Under the settlement, InterCept paid $3,650,000 to the shareholders. A new company established by these shareholders has assumed the lease for InterCept's location in Phoenix, Arizona and title to all equipment located in that facility. InterCept will contribute $400,000 to the Phoenix lease obligation over the next four years. One of the shareholders will deposit $250,000 into an escrow account to secure payment of the lease. IPS, now owned by Pay By Touch, has licensed to the shareholders’ new company the software used by IPS in connection with its processing of transactions. The shareholders were assigned various trademarks and domain names. In connection with the settlement, InterCept recorded a charge of $4.3 million in December 2003, which is included in selling, general and administrative expenses. In connection with the final settlement in May 2004, InterCept paid an additional $500,000 to the former EPX shareholders to resolve issues between Pay By Touch and the former shareholders related to the software license. InterCept determined that in the absence of that resolution, Pay By Touch would have made an indemnification claim against InterCept under the purchase agreement. In addition, Raymond Moyer’s $2.5 million note to InterCept has been extended for three years and secured by a securities trading account in which he is required to maintain at least $3,000,000 in assets.

10.	Stock Based Compensation

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

Because InterCept has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for InterCept’s stock option plans been determined based on the fair value at the grant date for awards for the three months ended March 31, 2004 and 2003 consistent with the provisions of SFAS 123, InterCept’s pro forma net income would have been as follows:

	Three Months Ended
	March 31,
	2004	2003

Net Income
Income from continuing operations before discontinued operations and preferred dividends	$1,093	$1,197
Discontinued operations	$(3,250)	$275
Preferred dividends	(125)	--

(Loss) income attributable to common shareholders	(2,282)	1,472
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	$(2,175)	$(2,423)

Pro-forma	(4,457)	(951)

Number of Basic Shares	20,246	19,585
Basic (loss) Income Per Share
Net (loss) income attributable to common shareholders	(0.11)	0.08
Pro-forma	(0.22)	(0.05)
Number of Diluted Shares	20,246	20,165
Diluted (loss) Income Per Share
Net (loss) income before preferred dividends	(0.11)	0.06
Pro-forma	(0.22)	(0.06)

11.	Preferred Stock

On September 16, 2003, InterCept completed a sale of 100,000 shares of Series A preferred stock to related entities of the Sprout Group for $10,000,000. The Series A preferred stock is convertible into InterCept common stock at an initial conversion price of $13.97 per share at the holder’s option at any time after the earliest of:

o	the date as of which the closing bid price of InterCept’s common stock shall have been equal to or greater than $25 per share for at least 10 consecutive trading days;
o	the fifth anniversary of the issuance date; or
o	five business days prior to a liquidation of the company or the closing of
o	any merger, consolidation, reorganization or other similar transaction, approved by the majority of the board, in which InterCept is not the surviving entity or in which securities of InterCept constituting in excess of 50% of the voting power of InterCept are exchanged for, or changed into, cash, property or securities of another person, or
o	the sale of all or substantially all of InterCept’s assets in a transaction approved by the majority of the board.

Dividends on the Series A preferred stock accrue and are payable in kind, when and as declared by InterCept’s board or upon the occurrence of certain other events, at the rates of 5% per annum through March 31, 2004, 4% per annum from April 1, 2004 through March 31, 2005 and 3% per annum thereafter. Additionally, holders of a majority of the outstanding shares of Series A preferred stock must consent to certain actions by InterCept, including but not limited to, an amendment to InterCept’s articles of incorporation or bylaws, a sale or liquidation of the company, or an issuance of additional shares of InterCept’s capital stock, other than under existing employee benefit plans. InterCept incurred expenses in the amount of $204,000 that were offset against the proceeds.

12.	Revenue Recognition

Revenues for the financial institution services segment include service fees, data communication management fees, equipment sales, installation and maintenance, software license fees, and software maintenance. Service fee income and data communication management fees are recognized as services are performed. Revenue from equipment sales and installations is recognized upon installation of the product, and any related maintenance revenue is recognized ratably over the period during which the services are performed. Revenue from software sales is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” using the residual method prescribed in SOP 98-9. Software licenses and hardware and installation revenue are recognized upon installation, and maintenance fees are recognized over the term of the maintenance period. InterCept sells certain of its software and hardware products under five-year, sales-type lease agreements through which customers pay five equal advance payments. These leases incorporate the initial installation and ongoing license fee for five years. Revenue for all lease agreements is deferred and recognized over the period of the lease, with the exception of revenue attributable to equipment, which is recognized upon installation. Sovereign Bank (“Sovereign”) is InterCept’s largest customer. During the first quarter of 2004, Sovereign accounted for approximately $8.1 million, or 15%, of InterCept’s total revenue.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        This section of this report is composed of seven subsections:

o	Sale of Merchant Services Division in March 2004
o	Overview, where we explain our business segments, how we make money, and how we account for our revenue, among other things
o	Recent Developments, where we address the following developments and events:
o	our recent agreement to settle a class action lawsuit; and
o	a possible proxy fight at our upcoming annual meeting;
o	Disclosure Regarding Forward-Looking Statements, where we discuss various risks that we face;
o	Results of Operations;
o	Liquidity and Capital Resources; and
o	Critical Accounting Policies and Estimates.

Sale of Merchant Services Division in March 2004

        On March 22, 2004, we closed the sale of our merchant services division, InterCept Payment Solutions (“IPS”). The sale was consummated via two separate transactions – one for the sale of Internet Billing Company, LLC (“iBill”) and another for the sale of the remainder of the IPS business. The total sale price for both transactions was $54 million, which was $16.6 million more than the sale price stated in a letter of intent for the sale of IPS that we announced in February 2004.

        Media Billing, L.L.C., a 99%-owned subsidiary of Penthouse International, Inc., purchased all of the outstanding member interests of iBill for $0.7 million in cash, a $0.8 million short-term note, and assumption of a $22.0 million working capital deficit. Since the closing of the transaction, Media Billing has defaulted in its obligations to repay the note and to obtain a release of InterCept under a $3.0 million letter of credit that was subsequently drawn in full. Consequently, Media Billing owes us approximately $3.8 million that we are seeking to collect. Further, we estimate that the purchase price adjustment based on the closing balance sheet required under the purchase agreement will result in Media Billing owing us an additional $827,000. We have not recorded this amount as an asset, however, due to collectibility concerns.

        Solidus Networks, Inc. d/b/a Pay By TouchTM, a privately held provider of biometric authentication and payment solutions, purchased the remainder of the IPS business, including our wholly-owned subsidiary, InterCept Payment Solutions, LLC, and our merchant portfolio management business based in Tennessee. The sale price for that transaction was $30.5 million, composed of:

o	$12.0 million in cash;
o	a $15.5 million note due on September 20, 2004, that is guaranteed by three Pay By Touch stockholders (the note will be discounted by $3.0 million to $9.5 million if Pay By Touch makes a $3.0 million prepayment by May 21, 2004);
o	a one year $2.5 million note that is convertible at our option into Pay By Touch preferred stock valued (as of closing) at $2.5 million; and
o	shares of Pay By Touch preferred stock valued at $500,000 as of closing.

        In light of this sale, we have accounted for the operations of the merchant services business as discontinued operations for the quarters ended March 31, 2004 and 2003. Accordingly, this analysis and discussion focuses on the continuing operations of our financial institutions business. Although our overall financial results for the first quarter of 2004 reflect our ownership of the merchant services business for almost all of that quarter, investors should take the sale of that business into account in reviewing this quarterly report.

Overview

        Our operations were comprised of two business segments until December 31, 2003: financial institution services and merchant services. In our financial institution services segment, we derive revenues primarily by providing software systems, data processing services and related equipment and services to financial institutions. In our merchant services division, we provided credit card and other merchant processing services to financial institutions and merchants. This Overview section explains how we generate and recognize revenues and also summarizes certain other information that we believe is useful in evaluating our financial statements and performance. Please see Disclosure Regarding Forward-Looking Statements for cautions regarding the forward-looking statements we make in this report and an explanation of various risks we face.

      Financial Institution Services

        The products and services included in our financial institution services segment include:

o	Core data processing and check imaging systems, support, maintenance and related services and software sales,
o	EFT processing services,
o	Data communications management and
o	Equipment and product sales, services and other, including:
o	sales of banking-related equipment and complementary products and
o	equipment maintenance and technical support services.

        In our service bureau operations, we generate core data processing revenues from service and processing fees based primarily on the number of accounts and number of customer information files we service for our financial institution customers and the number of transactions we process. We recognize these revenues as we perform the services. We also generate revenues from the licensing of our core data processing systems. We recognize revenues for licensing these systems in accordance with Statement of Position 97-2 on “Software Revenue Recognition,” using the residual method prescribed in SOP 98-9 issued by the American Institute of Certified Public Accountants. We recognize software license fees and hardware and installation revenue when we have signed a non-cancelable license agreement, installed the product and satisfied all significant obligations to the customer. We recognize maintenance fees over the term of the maintenance period. We sell some of our software and hardware products through five-year, sales-type lease agreements under which customers make annual installment payments. These annual payments include the initial installation and an ongoing license fee. We recognize revenue attributable to installation fees and the sale of equipment upon installation. License fees are deferred and recognized ratably over the period of the lease.

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

      Merchant Services (Prior to Sale on March 22, 2004)

        In our merchant services segment, we provided payment processing services and merchant portfolio management services. We recognized revenues from merchant processing services as we performed services. Our services allowed merchants to accept and process real-time payments for goods and services purchased over the Internet using our merchant account, in which event revenue recognized was equal to the service fees that we charged to the merchant. This fee was generally based on a percentage of the total transaction amount. Merchants could also establish their own merchant account with our acquiring bank partners and utilize our processing solution. We recognized revenues related to this service offering net of certain costs that we did not control – primarily interchange and other fees charged by credit card associations.

        For merchants using our merchant account, we delayed a portion of our merchant payouts for a period of six months to cover potential merchant credit losses that can arise as a result of, among other things, disputes between cardholders and merchants or association fines related to charge-back activity. The withheld amount is sometimes referred to as the “holdback.” If disputes were not resolved in the merchant’s favor, the transaction was charged back to us and the purchase price was refunded to the merchant’s customer. If we were unable to collect from the merchant, we bore the credit risk for the full amount of the transaction. Our acquiring bank partners also established and held reserves for merchant credit losses for our merchant customers. If transactions were charged back to our banks and our banks were unable to collect from the merchants, we bore the credit risk for amounts in excess of reserves held by the banks. The holdback provided us with funds to address these credit risks. After the six month holdback period expired, we refunded the holdback to the merchant. For merchants who continued to use our services, we withheld and refunded holdbacks in a rolling process so that as new transactions were processed we withheld a portion as the holdback, while at the same time refunding the holdbacks for which the six month period has expired. Our aggregate liability to refund the holdback is included in the line item “Client payouts and reserves” in our balance sheet.

      Recurring Revenues and Customer Reimbursements

        For the three months ended March 31, 2004, approximately 92% of our total revenues were recurring revenues. Recurring revenues result from regular monthly, quarterly or annual payments by our customers for ongoing services they use in connection with their businesses and for transaction processing of debit, ATM, credit and ACH transactions that occur under long-term agreements. These revenues do not include conversion or de-conversion fees, initial software license fees, installation fees, hardware sales or similar activities. Customer reimbursements reflect pass-through items, primarily direct postage, that we bill to our customers.

Recent Developments

        In addition to the sale of our merchant services business as noted above, we have two other recent developments of note:

Agreement to Settle Class Action Litigation

        On February 18, 2004, we announced that we have reached an agreement to settle the class action securities cases filed in the United States District Court for the Northern District of Georgia. Under the terms of the proposed settlement agreement, which was filed with the court on February 17, 2004, InterCept and its insurance carrier will pay $5.3 million to the plaintiffs and their counsel. We will fund $3.95 million and our insurance carrier will fund $1.35 million of the proposed settlement, which is subject to court approval. These amounts were placed into escrow during March 2004. We took a one-time charge of $4.2 million in the fourth quarter of 2003 for the settlement and related costs and expenses (the settlement terms were reached in December 2003). Upon final approval of the settlement, the pending claims against InterCept and the individual defendants will be dismissed without any admission of liability or wrongdoing. Investors should note, however, that the court may not approve the litigation settlement or the settlement may not be consummated on the terms described.

      Possible Proxy Fight

        An InterCept shareholder, JANA Master Fund, Ltd. (together with JANA Partners LLC, its investment manager, “JANA”), has advised InterCept of its intention (a) to nominate and solicit proxies in support of an opposition slate of two nominees for election to the board of directors at our 2004 annual meeting scheduled for June 24, 2004, and (b) to solicit proxies in support of three amendments to our bylaws that JANA intends to propose at the annual meeting. Our board of directors is soliciting proxies against JANA’s board nominees and its proposals to amend our bylaws. For more information, please see our preliminary proxy materials filed with the SEC, which are available at no charge on the SEC’s web site at http://www.sec.gov.

Disclosure Regarding Forward-Looking Statements

        We make forward-looking statements throughout this report. These statements are subject to risks and uncertainties, and we can provide no assurances that they will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “believe,” “expect,” “anticipate,” “predict,” “project,” “potential,” “seek,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “pro forma,” “estimate,” “goal,” “strive” and similar expressions, we are making forward-looking statements. Forward-looking statements include the matters discussed in Recent Developments above and our expectations regarding our liquidity and capital resources and our critical accounting policies. We believe that the expectations reflected in our forward-looking statements are reasonable, but we cannot be sure that we will actually achieve these expectations. Projections or estimates of our future performance are necessarily subject to a high degree of uncertainty and may vary materially from actual results. In evaluating forward-looking statements, please carefully consider the various factors discussed below.

Note Regarding Recent Sale of Merchant Services Division

        Our financial results for prior years reflect our ownership of the merchant services business, and we have described the financial results of that business and its risks in this report. In evaluating our financial results, investors should take into account our sale of that business in March 2004. Because we agreed to indemnify the purchasers of the merchant services division for certain liabilities, including card association fines resulting from pre-closing activities, we will remain subject to those risks for the near future.

Risks Related to Our Operations

Our growth could strain our managerial, operational and financial resources, and our failure to manage our growth could cause our business to suffer.

        Our internal growth and acquisitions since our initial public offering in June 1998 have placed great demands on our business, particularly our managerial, operational and financial personnel and systems. For example, we have grown from approximately 170 employees on March 31, 1998 to approximately 1,800 employees on May 10, 2004. Additional internal growth and acquisitions may further strain our resources. We can provide no assurances that our systems, procedures, controls and existing facilities will be adequate to support the expansion of our operations, while maintaining adequate levels of customer service and satisfaction. Our future operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. Our failure to respond to and manage changing business conditions as we expand could diminish the quality of our products and services, result in the loss of customers and weaken our operating results.

The failure to sustain our current growth rate in our financial institutions business or to achieve expected growth rates could adversely affect the price of our common stock.

        We have experienced significant growth since our inception. This growth has resulted from both internal growth of our business and through acquisitions we have completed. Either our internal growth rate or our total growth rate, or both, may decline in the future due to factors within or beyond our control. Our failure to sustain our growth rates, or achieve growth rates expected by stock market analysts, could again have a material adverse impact on the trading price of our common stock.

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

        As part of our growth strategy, we have made numerous acquisitions since our initial public offering in June 1998. Assuming we have access to adequate levels of debt and equity capital, we plan to continue to acquire complementary businesses, products and services as a key element of our growth strategy. We must integrate the technology, products and services, operations, systems and personnel of acquired businesses with our own and attempt to grow the acquired businesses as part of our company. The integration of other businesses is a complex process and places significant demands on our management, financial, technical and other resources. The successful integration of businesses we have acquired in the past and may acquire in the future is critical to our future success. If we are unsuccessful in integrating these businesses, our financial and operating performance could suffer. The risks and challenges associated with the acquisition and integration of acquired businesses include:

o	we may have difficulties in centralizing and consolidating our financial, operational and administrative functions with those of the businesses we acquire;

o	our management's attention may be diverted from other business concerns;

o	we may be unable to retain and motivate key employees of an acquired company;

o	we may enter markets in which we have little or no prior direct experience;

o	litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses;

o	the costs necessary to complete integration may exceed our expectations or outweigh some of the intended benefits of the transactions we complete;

o	we may be unable to maintain the customers or goodwill of an acquired business; and

o	the costs necessary to improve or replace the operating systems, products and services of acquired businesses may exceed our expectations.

        We may be unable to integrate our acquisitions successfully with our operations on schedule or at all. We have been forced to deal with many of the risks listed above in connection with our 2002 acquisitions of iBill and Electronic Payment Exchange, Inc. (“EPX”) and their subsequent sale in March 2004. We can provide no assurances that we will again not incur large accounting charges or other expenses in connection with business units we acquire, divest, or close. We have in fact incurred large impairment charges in connection with our acquisitions of iBill and EPX. Further, we can provide no assurances that acquisitions will result in cost savings or sufficient revenues or earnings to justify our investment in, or our expenses related to, these acquisitions.

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

        Our ability to expand our business depends significantly upon our ability to expand our sales and marketing force and our strategic marketing relationships. Competition for experienced sales and marketing personnel is intense, and we may not be able to retain our existing personnel or locate and attract additional qualified personnel in the future. In addition, if we lose any of the relationships with various banking-related organizations for the marketing and endorsement of our products and services or are unable to enter into new ones, growth in our customer base and revenues could be impaired.

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

        Our operations depend upon our ability to protect our processing centers, network infrastructure and equipment. Damage to our systems or equipment or those of third parties that we use may be caused by natural disasters, human error, power and telecommunications failures, intentional acts of vandalism and similar events. Although we do have data and item processing centers in several locations that serve as back-ups for each other, we maintain only a single data communications switching facility. Interruption in our processing or communications services could delay transfers of our customers’ data, or damage or destroy the data. Any of these occurrences could result in lawsuits or loss of customers and may also harm our reputation.

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

Fluctuations in our operating results have negatively affected the trading price of our common stock and may do so again.

        Our operating results have varied in the past and may fluctuate significantly in the future because of many factors. These factors include:

o	the possible negative impact of implementing our growth and acquisition strategies, including accounting charges and other expenses associated with our acquisitions;

o	the loss of customers or strategic relationships;

o	competition and pricing pressures;

o	a reduction in recurring revenues as a percentage of total revenues;

o	increases in operating expenses due to launches of new products and services and sales and marketing efforts;

o	unanticipated increases in operating expenses due to obtaining new customers and transitioning them to our services;

o	our inability to accurately forecast legal expenses; and

o	changes in interchange fees of MasterCard and Visa.

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

        As a result of the settlement of a class action case brought by Wal-Mart and other merchants, Visa and MasterCard set new interchange rates for debit transactions that were approximately 33% lower than previous interchange rates. While those initial changes to the interchange rate took effect in August 2003, the settlement also allowed for a further change in the interchange rates effective April 1, 2004. As of April 2004, these interchange rates were increased approximately 29%. We have converted 82% of our customers to a new pricing structure, under which we receive a flat fee for each transaction. Until all of our customers are converted to flat fee pricing, the revenues that we continue to derive from interchange fees may be affected by changes in interchange rates for debit transactions. We cannot currently estimate what changes to the interchange rate may occur and what the potential impact to our financial results may be.

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

        In January 2003, we executed a definitive agreement with Sovereign Bank to provide Sovereign with item processing and check imaging services. Sovereign is now our largest customer. To accommodate the Sovereign business, we have incurred and will continue to incur substantial costs to open four new item processing centers, expand two existing centers and add approximately 250 new employees. Sovereign has recently announced several acquisitions and while continued expansion could result in additional revenues for us, it could also require us to add additional processing centers or capacity that are not currently in our budget.

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

We will incur additional liabilities as the result of the sale of our merchant services division.

        We have agreed to indemnify the purchasers of iBill and InterCept Payment Solutions for certain liabilities resulting from pre-closing activities, and we will remain subject to those risks to some degree. Specifically, if iBill is assessed any fine, assessment, or other charge by First Data or any credit card association that relates to iBill’s processing activities in any period prior to our sale of iBill, then we will be obligated to indemnify iBill for those amounts. In addition, we also agreed to provide indemnification to the purchasers of iBill and InterCept Payment Solutions for liabilities incurred in connection with certain identified litigation matters that existed at the time of the acquisitions. The amounts of any such indemnification cannot be determined at this time, and large liabilities resulting from such indemnification could have a material adverse effect on our financial results.

Unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation.

        We collect and store sensitive data about cardholders, including names, addresses, social security numbers, drivers license numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. In addition, we maintain a database of cardholder data relating to specific transactions, including payment card numbers and cardholder addresses, to process the transactions and for fraud prevention and other internal processes. If a person penetrates our network security or otherwise misappropriates sensitive merchant or cardholder data, we could be subject to liability or business interruption.

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

Other Risks of Owning Our Stock

The potential Jana Partners proxy fight will require us to incur significant expenses and cause our management to devote time that we believe could be better spent focusing on our business.

        As noted above, an InterCept shareholder, JANA Master Fund, Ltd. (together with JANA Partners LLC, its investment manager, “JANA”), has advised InterCept of its intention (a) to nominate and solicit proxies in support of an opposition slate of two nominees for election to the board of directors at our 2004 annual meeting scheduled for June 24, 2004, and (b) to solicit proxies in support of three amendments to our bylaws that JANA intends to propose at the annual meeting. Our board of directors is soliciting proxies against JANA’s board nominees and its proposals to amend our bylaws, and our management is devoting a significant amount of time to the matter. Because JANA has stated that it will seek to force a sale of the business if it gains control over InterCept, JANA’s campaign is a distraction to our customers and employees. We believe that the uncertainty created by JANA has cost us both employees and customers, and our management has had to spend time reassuring customers and employees rather than growing our business. We can offer no assurances regarding the ultimate results of JANA’s efforts or the effects of JANA’s campaign on our business while those efforts continue.

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

        To carry out our growth strategies, we may acquire other businesses and products using a combination of our stock and cash, and we may also sell additional shares of our stock to raise money for expanding our operations. Sales of substantial amounts of common stock in the public market or the prospect of such sales could adversely affect the market for our common stock. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of April 15, 2004, we had 20,272,148 outstanding shares of common stock, outstanding options to acquire an additional 4,134,205 shares of common stock, and outstanding shares of Series A preferred stock convertible into 715,819 shares of common stock upon the satisfaction of certain terms. Additionally, approximately 500,000 shares of common stock may be issued under our employee stock purchase plan, and approximately 900,000 shares may be granted in the future under our stock option plans. If any of these issuances occur, it would dilute our existing shareholders’ ownership interest in the company.

Georgia law, our articles of incorporation and bylaws and some of our employment agreements contain provisions that could discourage a third party from attempting to acquire our outstanding shares at a premium to the market price.

        Some provisions of our articles of incorporation, our bylaws and Georgia law make it more difficult for a third party to acquire control of our company, even if a change in control would be beneficial to our shareholders. Some of our executive officers, including Mr. Collins, have entered into employment agreements with us that contain change in control provisions. These provisions may discourage or prevent a tender offer, proxy contest or other attempted takeover. In addition, we have in the past and may in the future create and issue new classes of preferred stock that have greater rights than our common stock. These superior rights may include greater voting rights, entitlement to dividends and preferential treatment in the event of a change in control, liquidation, consolidation or other circumstances. Any shares of preferred stock that we issue may discourage a third party from attempting to acquire our shares of common stock at a premium price. In particular, InterCept may not, without the consent of the holders of a majority of the outstanding shares of the Series A preferred stock, approve or effect

o	any merger, consolidation, combination, reorganization or other similar transaction, approved by the majority of the board, in which InterCept is not the surviving entity or in which securities of InterCept constituting in excess of 50% of the voting power of InterCept are exchanged for, or changed into, cash, property or securities of another person, or

o	the sale of all or substantially all of InterCept's assets in a transaction approved by the majority of the board.

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

Results of Operations

        The following table provides the percentage of revenues represented by certain line items in our condensed consolidated statements of operations for the periods indicated. In light of the sale of our merchant services division on March 22, 2004, we have accounted for the operations of the merchant services business as discontinued operations for the quarters ended March 31, 2004 and 2003. Accordingly, this analysis and discussion focuses on the continuing operations of our financial institutions business.

	Three Months Ended
	March 31,
	2004	2003
Revenues	100.0%	100.0%
Costs of services	55.7	54.4
Selling, general, and administrative expenses	33.6	34.1
Depreciation and amortization	8.1	6.9

Total operating expenses	97.4	95.4

Operating income	2.6	4.6
Other income, net	0.9	0.0

Income before provision for income taxes and minority interest	3.5	4.6
Provision for income taxes	1.5	1.9
Minority interest	0.0	0.0

Income from continuing operations before discontinued operations	2.0	2.5
Discontinued operations
(Loss) gain from discontinued operations, net of income tax benefit	(0.4)	0.5
Loss on disposal from discontinued operations including operating results for
phase-out period, net of income tax expense	(5.6)	--

(Loss) income from discontinued operations	(6.0)	0.5

Net (loss) income before preferred dividends	(4.0)	3.0
Preferred dividends	(0.2)	0

Net (loss) income attributable to common shareholders	(4.2)%	3.0%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

        Revenues.   Revenues increased 13.8% to $54.4 million for the three months ended March 31, 2004 from $47.8 million for the three months ended March 31, 2003. The $6.6 million increase was comprised of:

        (a)      a $8.0 million increase in financial institution income and

        (b)      a $1.4 million decrease in customer reimbursements.

The $8.0 million increase in financial institution income is comprised of an $8.7 million increase in fee income offset by a $773,000 decrease in hardware sales. The increase in income and the decrease in customer reimbursements are attributable to revenue that previously was recorded as customer reimbursements now being recorded as service fee income due to the change in how the services are performed and charged to customers. Sovereign Bank, our largest customer, accounted for approximately $8.1 million, or 15% of revenue during the first quarter of 2004. The increase is also attributable to internal growth and not to any significant increases in prices.

        Costs of Financial Institution Income. Costs of financial institution income increased 16.5% to $30.3 million for the three months ended March 31, 2004 from $26.0 million for the three months ended March 31, 2003. The $4.3 million increase was comprised of:

        (a)      $5.7 million in costs related to financial institution income and

        (b)      a $1.4 million decrease in customer reimbursements.

The $5.7 million increase in costs related to financial institution income was due primarily to a $6.2 million increase in costs associated with the increase in service fee revenues. The increase in costs also reflects a $557,000 decrease in hardware sales costs. The increases are attributable to internal growth. The increase in costs and the decrease in customer reimbursements are attributable to the reclassification of certain costs from customer reimbursements to service fee costs due to the change in how the services are performed and charged to customers. Gross margins decreased to 44.3% for the three months ended March 31, 2004 from 45.6% for the three months ended March 31, 2003. This decrease is mainly due to pricing pressure associated with our EFT services. Customer reimbursements decreased to $2.9 million for the three months ended March 31, 2004 from $4.3 million for the three months ended March 31, 2003.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 12.1% to $18.3 million for the three months ended March 31, 2004 from $16.3 million for the three months ended March 31, 2003. The $2.0 million increase was primarily due to additional legal expenses and additional personnel to support our growth and other miscellaneous expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 33.6% for the three months ended March 31, 2004 from 34.1% for the three months ended March 31, 2003.

        Depreciation and Amortization. Depreciation and amortization increased $1.1 million to $4.4 million for the three months ended March 31, 2004 from $3.3 million for the three months ended March 31, 2003. The increase was primarily attributable to purchases of property, plant and equipment.

        Other Income, Net. Other income, net increased to income of $473,000 for the three months ended March 31, 2004 from expense of $94,000 for the three months ended March 31, 2003. The increase resulted from an $872,000 positive adjustment of the SLM note receivable due to the increase in our stock price, offset by higher net interest expense in 2004 due to a reduction of interest income after the sale of certificates of deposit in August 2003.

        Provision (benefit) for Income Taxes. The effective tax rate for the three months ended March 31, 2004, not including discontinued operations, was 41.6% as compared to 38.9% for the three months ended March 31, 2003. The increase in the effective rate is mainly due to the expansion of business in states which impose higher tax rates.

        Minority Interest. Minority interest decreased to a charge of $12,000 for the three months ended March 31, 2004 from a charge of $13,000 for the three months ended March 31, 2003.

        Income from Continuing Operations before Discontinued Operations. As of January 1, 2004, we have classified the merchant services segment as discontinued operations. The sale of the merchant services operations closed on March 22, 2004. We had income before provision for income taxes, equity in loss of affiliates, minority interest and preferred dividends and discontinued operations of $1.1 million in the first quarter of 2004 compared with $1.2 million for the first quarter of 2003. These earnings relate entirely to the financial institution division. This loss is primarily due to the reserves for collectibility issues associated with the sale of iBill to Media Billing.

        Income from Discontinued Operations. We had a loss from discontinued operations, net of income tax benefit, of $209,000 in the first quarter of 2004 compared with income from discontinued operations of $275,000 for the first quarter of 2003. There was no income tax benefit in 2003. The loss in 2004 is attributable to continuing problems in our merchant services business before we sold it in March.

Anticipated Effects of Sale of Merchant Services Division on our Future Results of Operations

        We anticipate that the sale of our merchant services business will affect our future results of operations generally as follows:

Reduced Revenues. Revenues for our merchant services division were $61.4 million for 2003, approximately 23.7% of our revenues. Accordingly, we expect our revenues to be materially lower in 2004 than in 2003.

Reduction in Number of Employees and Associated Costs. Because the number of our employees has decreased from approximately 2,000 to approximately 1,800, our related costs will decrease materially.

Reduced Exposure to Unanticipated Fines and Assessments. We have incurred substantial, and in many instances unanticipated, fines and assessments from card associations and banks related to our merchant services operations. We will no longer incur those fines and assessments based on our future business operations, although we have agreed to indemnify the purchasers of our merchant services business for assessments and fines arising out of pre-closing operations.

In reviewing our revenues for the quarter ended March 31, 2004 and future quarters, please note that in light of the sale of our merchant services division, we have accounted for the operations of the merchant services business as discontinued operations for the quarters ended March 31, 2004 and 2003. Accordingly, the revenues of our merchant services division are not included in the revenues shown on the face of the condensed consolidated statements of operations for the quarter ended March 31, 2004 included in this report, and merchant services revenues will not be included in revenues for comparable prior periods in our financial statements in the future.

Liquidity and Capital Resources

        Since our incorporation, we have financed our operations and capital expenditures through cash from operations, borrowings from banks and sales of our common and preferred stock. In the second half of 2003, we enhanced our liquidity and capital resources by:

o	obtaining a $60 million three-year credit facility from Bank of America,

o	issuing shares of Series A preferred stock for $10 million, and

o	obtaining $12 million in lease financing from GE Capital.

        As of May 5, 2004, the outstanding balance on our credit facility was $19.5 million. We have no off-balance sheet arrangements. We believe that borrowings under our Bank of America facility, funds provided by operations and our GE Capital lease financing will be sufficient to meet our anticipated capital expenditures and liquidity requirements for at least the next 12 months as well as the longer term. We are unlikely to have repaid the credit facility in full by its maturity in September 2006 out of our cash from operations, so we face the prospect of refinancing that facility at that time if we have not repaid it from sales of assets or proceeds of additional equity offerings.

        On February 18, 2004, we announced that we have reached an agreement to settle the class action securities cases filed in the United States District Court for the Northern District of Georgia. Under the terms of the proposed settlement agreement, which was filed with the court on February 17, 2004, InterCept and our insurance carrier will pay $5.3 million to the plaintiffs and their counsel. We will fund $3.95 million and our insurance carrier will fund

$1.35 million of the proposed settlement, which is subject to court approval. Those amounts were placed into escrow in March 2004. We have taken a one-time charge of $4.2 million in the fourth quarter of 2003 for the settlement and related legal costs and expenses as the settlement terms were discussed and arrived upon in December 2003. Investors should note, however, that the court has the authority to deny the settlement or change it to terms different from those described.

        During December 2003, we agreed in principle to settle a dispute with the former shareholders of Electronic Payment Exchange, Inc. This settlement was finalized on May 10, 2004. Under the settlement, we paid $3,650,000 to the shareholders. A new company established by these shareholders has assumed the lease for our location in Phoenix, Arizona and title to all equipment located in that facility. We will contribute $400,000 to the Phoenix lease obligation over the next four years. One of the shareholders will deposit $250,000 into an escrow account to secure payment of the lease. IPS, now owned by Pay By Touch, has licensed to the shareholders’ new company the software used by IPS in connection with its processing of transactions. The shareholders were assigned various trademarks and domain names. In connection with the settlement, we recorded a charge of $4.3 million in December 2003, which is included in selling, general and administrative expenses in the accompanying financial statements. In connection with the final settlement in May 2004, we paid an additional $500,000 to the former EPX shareholders to resolve issues between Pay By Touch and the former shareholders related to the software license. We determined that in the absence of that resolution, Pay By Touch would have made an indemnification claim against us under the purchase agreement. In addition, Raymond Moyer’s $2.5 million note to InterCept has been extended for three years and secured by a securities trading account in which he is required to maintain at least $3,000,000 in assets.

        As disclosed in considerable detail in our SEC reports since the April and May 2002 acquisitions of the businesses that comprised our merchant services business, we incurred fines and assessments from credit card associations related to our processing of credit card transactions in violation of various Visa and MasterCard rules, including fines for excessive charge-backs. Although we will no longer incur those fines and assessments based on our future business operations, we have agreed to indemnify the purchasers of our merchant services business for assessments and fines arising out of pre-closing operations. We cannot predict with certainty the amount of the fines for which we would be required to indemnify the purchasers, but it could be material. For a detailed discussion of the various types of fines and assessments to which we remain subject while our indemnification obligations remain in effect, see the Liquidity and Capital Resources section in Item 7 of our annual report on Form 10-K for the year ended December 31, 2003. See also Disclosure Regarding Forward-Looking Statements – We will incur additional liabilities as the result of the sale of our merchant services division above

        As part of the consideration for the sales of iBill and IPS, InterCept received several promissory notes that are due within a year. The proceeds of these notes will materially increase our liquidity. We received from Pay By Touch:

o	a $15.5 million note from Pay By Touch due on September 20, 2004, that is guaranteed by three Pay By Touch stockholders (the note will be discounted by $3.0 million if Pay By Touch makes a $3.0 million prepayment by May 21, 2004); and
o	a one year $2.5 million note that is convertible at our option into Pay By Touch preferred stock valued (as of closing) at $2.5 million;

In addition, we received a $793,749 note from Media Billing that matured on March 30, 2004 and is now in default, Media Billing also owes us $3.0 million related to Media Billing’s failure to obtain a release of InterCept under a $3.0 million letter of credit that was subsequently drawn in full by First Data and we believe that Media Billing will owe us an additional $827,000 under a final purchase price adjustment. Given the collectibility concerns described elsewhere in this report related to Media Billing, we have reserved the entire amount of the Media Billing note and recorded a charge to continuing operations.

        Cash and cash equivalents were $2.1 million at March 31, 2004. Short-term investments with a maturity of one year or less were $115,000 at March 31, 2004. Net cash provided by operating activities was $4.1 million for the three months ended March 31, 2004, and March 31, 2003. The decrease in the net cash provided by operating activities was primarily attributable to the sale of our merchant services division.

        Net cash provided by investing activities was $1.5 million for the three months ended March 31, 2004 and $561,000 for the three months ended March 31, 2003. The increase was primarily due to the sale of our merchant services division, partially offset by decreases in purchases of property and equipment.

        Net cash used in financing activities was $5.1 million for the three months ended March 31, 2004 and$12.6 million for the three months ended March 31, 2003. The decrease in net cash used in financing activities was primarily due to the repayment of debt with the proceeds from the maturity of several certificates of deposit during 2003.

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

Contractual Obligations

        Please see the Contractual Obligations section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10K filed March 15, 2004 for a list of various contractual obligations. We have paid $4.5 million in principal on our senior credit facility, reducing the balance to $19.5 million as of March 31, 2004. The capital lease obligations and operating lease obligations have not changed materially since December 31, 2003.

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

    Income Tax Estimates

        We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors. A large portion of our deferred tax assets is due to net operating losses generated by the sale of the merchant services division. Recovery of that impairment charge is dependent on the amount and timing of taxable income we will ultimately generate in the future, as well as other factors. Based on our estimate of future taxable income, we believe we will eventually use these deferred tax assets, and accordingly we have not recorded a valuation allowance.

    Recurring Revenues and Customer Reimbursements

        For the quarter ended March 31, 2004, approximately 92%, of our total revenues were recurring revenues. Recurring revenues result from regular monthly, quarterly or annual payments by our customers for ongoing services they use in connection with their businesses and for transaction processing of debit, ATM, credit and ACH transactions that occur under long-term agreements. These revenues do not include conversion or de-conversion fees, initial software license fees, installation fees, hardware sales or similar activities. Because most of our customer contracts require the payment of monthly charges and have original terms of three to five years, we have a high percentage of recurring revenues. Customer reimbursements, which are not included in recurring revenues, reflect pass-through items, primarily postage, that we bill to our customers.

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

    Fair Value of Assets Acquired and Liabilities Assumed in Purchase Combinations

        We review the value assigned to goodwill on an annual basis, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting units below the carrying amounts. We also review our long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized when the undiscounted future cash flows estimated to be generated by the asset are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying value and estimated fair value. The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods, with the amount of any such deficiency charged to income in the current year. Estimates of future cash flows are based on many factors, including current operating results, management’s plans with respect to operations, expected market trends and competitive influences. We also evaluate the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. In the fourth quarter of 2002 and the fourth quarter of 2003, we recorded impairment losses of $20.0 million and $130.7 million, respectively, related to its intangibles. We did not record an impairment loss for the three months ended March 31, 2004.

    Indemnification Obligations

         In connection with the sale of iBill and InterCept Payment Solutions (“IPS”), we agreed to indemnify the purchasers of iBill and IPS for general indemnification claims related to any breaches of representations, warranties or covenants under the purchase agreements. The maximum amount of indemnification under these provisions is $5 million under the iBill agreement and $2 million under the IPS agreement, and these provisions expire 12 months after the closing date of each transaction. These indemnifications represent a guarantee under FASB Interpretation No. 45. We do not believe that the fair value of those indemnification obligations will be material to the financial statements.

         Also in connection with the sale of iBill and IPS, we agreed to indemnify the purchasers of iBill and IPS for certain liabilities associated with pre-closing activities, and we will remain subject to those risks to some degree. Specifically, if iBill is assessed any fine, assessment or other charge from First Data or any credit card association that relates to iBill’s processing activities in any period prior to our sale of iBill, then we will be obligated to indemnify iBill for those amounts. In addition, we agreed to provide indemnification to the purchasers of iBill and IPS for liabilities incurred in connection with certain identified litigation matters that existed at the time of the acquisitions. The indemnification obligations extend until March 22, 2005. The amounts of any such indemnification cannot be determined at this time, and large liabilities resulting from such indemnification could have a material adverse effect on our financial results. We have assessed the fair value of these indemnification obligations under SFAS No. 5 and have established an accrual of approximately $2.1 million for these liabilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency rates. Borrowings under our senior credit facility accrue interest at LIBOR plus a tiered scale ranging from 225 to 275 basis points, depending on our consolidated leverage ratio, as defined in the credit agreement. We are currently paying interest at a rate of 3.85% per annum. As of March 31, 2004, $19.5 million was outstanding under this facility. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies. Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $195,000 per year.

Item 4.  Controls and Procedures

        As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and principal accounting officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2004.

       There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(1) We brought an action on March 15, 2002 against Midwest Payment Systems, Inc. (“MPS”) in the U.S. District Court in the Eastern District of Tennessee seeking a declaration as to the rights and legal relations of InterCept, MPS and the customer banks under the contracts that we and the banks have with MPS and asserting a claim for tortious interference with contractual relations. On April 3, 2002, InterCept and MPS agreed to a consent order pursuant to which MPS agreed to continue to provide services on a month-to-month basis so that InterCept can continue to service its customers who use MPS for ATM/EFT services. Both InterCept and MPS agreed not to solicit the ATM/EFT business of the customer banks until final resolution of the lawsuit, and both companies agreed to limited communications with the customers regarding the lawsuit. MPS answered our complaint and brought its own claims against us, including tortious interference with contract, breach of contract and breach of fiduciary duty. In February 2004, InterCept and MPS settled the dispute. Under the terms of the settlement, InterCept paid MPS a deconversion fee of $25,900 to terminate its contract with MPS. The InterCept customer banks that used MPS services will have the option of terminating their contracts with MPS and signing new agreements with InterCept without paying any penalties. For each bank that signs a new InterCept contract, InterCept will pay MPS an amount equal to approximately nine months of the revenue that MPS was receiving from the bank. In the event that the InterCept customer banks convert from MPS, InterCept will pay a total of approximately $250,000 to MPS.

(2) InterCept, two of its officers – John W. Collins and G. Lynn Boggs – and two former officers, Scott R. Meyerhoff and Garrett M. Bender, were named as defendants in a shareholder class action lawsuit filed in the U.S. District Court for the Northern District of Georgia (Civil Action No. 03-CV0567). The plaintiff sought to represent a class of individuals who purchased InterCept common stock between September 16, 2002 and January 9, 2003. The plaintiff alleged that InterCept and the individual defendants made material misrepresentations and/or omitted to make material disclosures throughout the class period due to their false assurances that the adult entertainment portion of the company’s merchant services business was insignificant and their failure to disclose the impact of the implementation of new Visa regulations in November 2002. The plaintiff alleged violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under Section 10(b), and Section 20(a) of the Exchange Act. Similar actions were filed by multiple plaintiffs, and on May 2, 2003, the plaintiffs filed a motion to consolidate claims. On June 23, 2003, the court denied the plaintiffs’ motions to consolidate. On July 11, 2003, the plaintiffs filed a new motion for consolidation.

On February 18, 2004, we announced that we have reached an agreement to settle the case. Under the terms of the proposed settlement agreement, which was filed with the court on February 17, 2004, InterCept and its insurance carrier will pay $5.3 million to the plaintiffs and their counsel. We will fund $3.95 million and our insurance carrier will fund $1.35 million of the proposed settlement, which is subject to court approval. These amounts have been place into escrow pending settlement of the case. Upon final approval of the settlement, the pending claims against InterCept and the individual defendants will be dismissed without any admission of liability or wrongdoing. Investors should note, however, that the court may not approve the litigation settlement or the settlement may not be consummated on the terms described.

(3) In connection with the sale of iBill and InterCept Payment Solutions, we agreed to indemnify the purchasers of those businesses for liabilities arising in connection with certain identified litigation matters that were outstanding at the time of closing. Although InterCept is not a party to the matters, our indemnification obligation could result in a significant liability if one of those lawsuits results in an unfavorable outcome. A description of the proceedings for which we have agreed to provide indemnification is described in Note 10 in our financial statements.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

             None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

10.1	Amendment to Employment Agreement dated as of April 1, 2004 between InterCept and Scott R. Meyerhoff.

10.2	Second Amendment to Employment Agreement dated as of May 5, 2004 between InterCept and Scott R. Meyerhoff.

31	Certifications of John W. Collins and Carole M. Collins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of John W. Collins and Carole M. Collins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the SEC.

(b)	Reports on Form 8-K filed during the three months ended March 31, 2004

Form 8-K dated February 11, 2004, filed on February 17, 2004, reporting under Item 12 a press release announcing a letter of intent to sell InterCept’s merchant processing division.

Form 8-K dated February 13, 2004, filed on February 17, 2004, reporting under Item 5 the addition of two new directors to its board of directors and under Item 6 the resignation of two directors, and including their letters of resignation as exhibits.

Form 8-K dated February 18, 2004, filed on February 24, 2004, reporting under Item 12 an agreement to settle a class action lawsuit, and including a related press release as an exhibit.

Form 8-K dated March 22, 2004, filed on March 26, 2004, reporting under Item 2 the sale of InterCept’s merchant services division, and including related transaction documents and a press release as exhibits.

Form 8-K dated March 24, 2004, filed on March 26, 2004, announcing that InterCept’s Chief Financial Officer, Scott R. Meyerhoff, was leaving InterCept to become chief financial officer of another company, and including a related press release as an exhibit.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCEPT, INC.

May 10, 2004 Date	/s/ John W. Collins John W. Collins Chairman of the Board and Chief Executive Officer (principal executive officer)

May 10, 2004 Date	/s/ Carole M. Collins Carole M. Collins Treasurer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to Employment Agreement dated as of April 1, 2004 between InterCept and Scott R. Meyerhoff.

10.2	Second Amendment to Employment Agreement dated as of May 5, 2004 between InterCept and Scott R. Meyerhoff.

31	Certifications of John W. Collins and Carole M. Collins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of John W. Collins and Carole M. Collins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the SEC.