Form 10-Q
period 2004-06-30
INTERCEPT INC
filed 2004-08-04
CIK 1054930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2004
Common Stock, no par value	20,608,028

INTERCEPT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

InterCept, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,525	$9,747
Restricted short term investments	122	12
Accounts receivable, less allowance for doubtful accounts of $929 and $1,309 at June 30, 2004 and December 31, 2003, respectively	23,003	28,898
Advances to SLM	6,088	3,654
Deferred tax assets	1,186	5,368
Prepaid expenses	8,285	8,462
Notes receivable	7,250
Other current assets	9,765	9,525

Total current assets	67,224	65,666

Property and equipment, net	43,153	57,913
Intangible assets, net	42,411	60,770
Goodwill	88,422	98,195
Deferred tax assets	20,611	21,483
Other noncurrent assets	12,218	20,025

Total assets	$274,039	$324,052

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,000	$1,127
Accounts payable and accrued liabilities	14,187	30,548
Client payouts and reserves	—	34,546
Deferred revenue	11,408	10,961

Total current liabilities	30,595	77,182

Long-term debt, less current portion	18,500	24,000
Deferred revenue	612	400

Total liabilities	49,707	101,582

Minority interest	339	308

Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; 100,000 and 101,444 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	6,418	9,942
Common stock, no par value; 50,000,000 shares authorized; 20,639,549 and 20,230,980 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	305,471	303,009
Preferred stock beneficial conversion	3,649	—
Retained deficit	(91,541)	(90,774)
Accumulated other comprehensive loss	(4)	(15)

Total shareholders’ equity	223,993	222,162

Total liabilities and shareholders’ equity	$274,039	$324,052

The accompanying notes are an integral part of these condensed consolidated balance sheets.

InterCept, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Financial institution services	$52,600	$44,854	$104,097	$88,381
Customer reimbursements	2,967	3,707	5,831	7,968

Total revenues	55,567	48,561	109,928	96,349

Costs of services:
Costs of financial institution services	28,032	21,979	55,462	43,732
Customer reimbursements	2,967	3,707	5,831	7,968
Selling, general and administrative expenses	19,212	15,727	37,475	32,018
Depreciation and amortization	4,270	3,407	8,652	6,686

Total operating expenses	54,481	44,820	107,420	90,404

Operating income	1,086	3,741	2,508	5,945
Other (expense) income, net	1,408	(3,393)	1,881	(3,487)

Income before provision for income taxes, minority interest and discontinued operations	2,494	348	4,389	2,458
Provision for income taxes	1,013	174	1,803	1,074
Minority interest	(19)	(16)	(31)	(29)

Income from continuing operations before discontinued operations	1,462	158	2,555	1,355

Discontinued operations
Gain (loss) from discontinued operations, net of income tax benefit	51	490	(158)	765
Loss on disposal from discontinued operations net of income tax expense of $3,156 in 2004	—	—	(3,041)	—

Income (loss) from discontinued operations	51	490	(3,199)	765
Net income (loss) before preferred dividends	1,513	648	(644)	2,120
Preferred Dividends (Note 11)	—	—	(125)	—

Net income (loss) attributable to common shareholders	1,513	648	(769)	2,120

Net income per common share:
Basic:
Income from continuing operations	$0.07	$0.01	$0.12	$0.07
Income (loss) from discontinued operations	0.00	0.02	(0.16)	0.04

Net income attributable to common shareholders	$0.07	$0.03	$(0.04)	$0.11

Diluted
Income from continuing operations	$0.07	$0.01	$0.12	$0.07
Income (loss) from discontinued operations	0.00	0.02	(0.15)	0.04

Net income attributable to common shareholders	$0.07	$0.03	$(0.03)	$0.11

Weighted average shares outstanding:
Basic	20,425	19,788	20,336	19,755
Diluted	21,488	20,277	21,388	20,229

The accompanying notes are an integral part of these condensed consolidated statements of operations.

InterCept, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(644)	$2,120

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,652	6,704
Loan cost amortization	362	36
Minority interest	31	29
Deferred income tax provision	2,800	(2)
Loss on sale of property and equipment	25	37
(Gain)/loss due to changes in security value of SLM note	(2,434)	3,390
Gain on disposal of discontinued operations	(115)	—
Equity in net loss of affiliates		19
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(69)	(776)
Prepaid expenses, and other current assets	1,304	2,966
Other assets	(1,253)	(9,417)
Accounts payable and accrued liabilities	(9,607)	2,835
Interest accrued on notes receivable	(39)	40
Deferred revenue	659	(660)

Net cash provided by operating activities	328	7,321

Cash flows from investing activities:
Acquisitions, net of cash acquired	(8)	(1,169)
Decrease in note receivable	7,750	—
Proceeds from sale of investments, net	—	1,077
Proceeds from sale of discontinued operations, net	4,850	—
Increases in investments	(99)	—
Repayments from affiliate, net	—	3,210
Proceeds from sale of property and equipment	268	—
Purchases of property and equipment, net	(4,286)	(8,807)
Increases in capitalized software	(1,358)	(1,030)

Net cash provided by (used in) investing activities	7117	(6,719)

Cash flows from financing activities:
Proceeds from line of credit	8,000	55,854
Payments on notes payable and line of credit	(9,500)	(70,425)
Proceeds from employee stock purchase plan	138	433
Proceeds from exercise of stock options	2,174	113

Net cash (used in) provided by financing activities	812	(14,025)

Net cash used in discontinued operations	(5,823)	(5,999)
Net (decrease) increase in cash and cash equivalents	1,778	(19,422)
Cash and cash equivalents at beginning of the period	9,747	24,071

Cash and cash equivalents at end of the period	$11,525	$4,649

Supplemental disclosures of cash flow information:
Cash paid for interest	$619	$898

Cash paid for income taxes	$—	$167

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

During the first quarter of 2004, InterCept sold its merchant services division and has classified the division in discontinued operations for the three and six months ended June 30, 2004 and 2003. See note 2.

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. The results of the three- and six-month periods are not necessarily indicative of the results to be expected for the full fiscal year. Please read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements and the notes thereto included in InterCept’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2003.

Certain items previously reported in specific financial statement captions have been reclassified to conform to this presentation.

2.	Discontinued Operations

On March 22, 2004, InterCept, Inc. sold its merchant services division, InterCept Payment Solutions (“IPS”), to two different entities. InterCept sold the outstanding member interests of Internet Billing Company, LLC (“iBill”) to Media Billing, L.L.C. (“Media Billing”), a 99%-owned subsidiary of Penthouse International, Inc. InterCept sold the remainder of IPS, including InterCept’s merchant portfolio management business based in Tennessee, to Solidus Networks, Inc. d/b/a Pay By Touch™ (“Pay By Touch”).

The following table summarizes the components of the proceeds from the sales (before certain prepayments made in May and June 2004 as described below):

	Pay By Touch	Media Billing	Division
Cash	$12,000,000	$745,251	$12,745,251
Short-term notes receivable	12,500,000	793,749	13,293,749
Convertible note receivable	2,500,000	—	2,500,000
Preferred stock	500,000	—	500,000
Assumption of liabilities	—	22,000,000	22,000,000

Total proceeds	$27,500,000	$23,539,000	$51,039,000

Terms of Sale to Media Billing. Media Billing purchased all of the outstanding member interests of iBill for $745,251 in cash, a $793,749 short-term note bearing an interest rate of 8% per annum and due on March 30, 2004 and assumption of a $22 million working capital deficit. InterCept also agreed to the continuance of a $3.0 million letter of credit it had obtained to benefit First Data Merchant Services, Inc. on behalf of iBill. Media Billing agreed to replace the letter of credit before April 20, 2004. Following the closing of the transaction, Media Billing defaulted in its obligations to repay the note and to obtain a release of the $3.0 million letter of credit, which was subsequently drawn in full by First Data. On May 6, 2004, Penthouse filed a Current Report on Form 8-K announcing in substance that because it believes that the potential indemnification claims it has against InterCept might significantly exceed the approximately $3.8 million amount claimed by InterCept, Penthouse intends to withhold payments under the iBill purchase agreement. The outstanding balance due on the note as of June 30, 2004 is approximately $811,000. Accordingly, InterCept recorded the fair value of the note receivable of $793,749 as $0 at the purchase date and recorded the liability for the letter of credit of $3.0 million.

The sale price of iBill was subject to a final purchase price adjustment based on a determination of its working capital on the closing date. On June 18, 2004, according to the terms of the purchase agreement, InterCept notified Media Billing of an $827,000 purchase price adjustment in favor of InterCept. Although this amount was recorded as a component of discontinued operations, it has been fully reserved against due to collectibility concerns. In total, Media Billing owes InterCept more than $4.6 million that InterCept is seeking to collect.

Terms of Sale to Pay By Touch. Pay By Touch, a privately held provider of biometric authentication and payment solutions, purchased the remainder of the IPS business, including InterCept’s wholly-owned subsidiary, InterCept Payment Solutions, LLC, and InterCept’s merchant portfolio management business based in Tennessee. The sale price for that transaction was $30.5 million, with the initial terms composed of:

•	$12.0 million in cash;

•	a $15.5 million note due on September 20, 2004, that was guaranteed by three Pay By Touch stockholders;

•	a one year $2.5 million note that is convertible at our option into Pay By Touch preferred stock valued (as of closing) at $2.5 million; and

•	shares of Pay By Touch preferred stock valued at $500,000 as of closing.

As noted above, InterCept received a note from Pay By Touch for $15.5 million, which was due and payable in two installments. In the event that Pay By Touch paid the first installment on or before the first installment date, May 21, 2004, the amount of principal remaining outstanding after the payment would be reduced by $3,000,000. Accordingly, at the time of sale, InterCept recorded the note at its realizable value of $12,500,000. Pay By Touch paid the first installment on May 21, 2004 as scheduled, and, in accordance with the terms of the note, its principal amount was reduced by $3.0 million to $9.5 million. The remaining balance was due and payable on September 20, 2004. Subsequently, on June 30, 2004, Pay By Touch paid InterCept $5.03 million, which included $4.75 million of the remaining principal balance and all accrued interest on the note. In consideration of that payment, InterCept agreed to extend the maturity date of the remaining $4.75 million principal balance to December 31, 2004.

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

Given the transactions with Media Billing and Pay By Touch described above, InterCept’s financial statements have been presented in accordance with generally accepted accounting principles to reflect the merchant services segment as a discontinued operation for all periods presented. Operating results of the discontinued merchant segment are summarized below. The amounts exclude general corporate overhead previously allocated to the merchant segment.

Revenues and loss from the discontinued operations were as follows (in thousands):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net revenues	—	15,508	12,200	32,953
Pre-tax gain from discontinued operations	—	—	115	—
Income tax expense on gain from discontinued operations	—	—	3,156	—
Pre-tax loss from discontinued operations	83	782	(915)	1,060
Income tax expense (benefit) from discontinued operations	32	292	(757)	295

3.	Net Income Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method, which is based on the average stock price for the period. The effects of anti-dilutive options have been excluded. The weighted average number of anti-dilutive options totaled approximately 3.2 million and

3.5 million for the three and six months ended June 30, 2004 and 2003, respectively. Amounts shown are in thousands, except earnings per share data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator for basic and diluted earnings (loss) per share:
Income from continuing operations	$1,462	$158	$2,555	$1,355
Discontinued operations	51	490	(3,199)	765

Net income (loss)	1,513	648	(644)	2,120
Preferred dividends	—		(125)

Net income (loss) applicable for common shareholders—basic	$1,513	$648	$(769)	$2,120
Preferred dividends	—		125

Net income (loss) applicable for common shareholders—dilutive	$1,513	$648	$(644)	$2,120

Denominator:
Denominator for basic earnings per share—weighted average shares outstanding	20,425	19,788	20,336	19,755
Effect of dilutive securities:
Employee stock options	329	270	327	270
Shares held in escrow to satisfy contingencies		65		65
Preferred	734		725
Contingently issuable shares subject to earnout provisions		154		139

	21,488	20,277	21,388	20,229
Basic earnings (loss) per share:
Earnings from continuing operations	$0.07	$0.01	$0.13	$0.07
Discontinued operations	0.00	0.02	(0.16)	0.04
Net earnings (loss)	$0.07	$0.03	$(0.04)	$0.11
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.07	$0.01	$0.12	$0.07
Discontinued operations	0.00	0.02	(0.15)	0.04
Net earnings (loss)	$0.07	$0.03	$(0.03)	$0.11

4.	Comprehensive Income

Comprehensive income is the total of net income and all other unrealized gains (losses) on securities, net of tax. The following table sets forth the calculation of InterCept’s comprehensive income for the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$1,513	$648	$(769)	$2,120
Unrealized gain (loss) on securities, net of tax:	8	(1)	11	(8)

Comprehensive income	$1,521	$647	$(758)	$2,112

5.	Goodwill and Intangibles

InterCept reviews the value assigned to goodwill on an annual basis, or on an interim basis if circumstances change that would more likely than not reduce the fair value of InterCept’s reporting units below the carrying amounts. InterCept reviews its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized when the undiscounted future cash flows estimated to be generated by the asset are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying value and estimated fair value. The estimated fair value will be determined based on either discounted future cash flows or other appropriate fair value methods, with the amount of any such deficiency charged to income in the current year. Estimates of future cash flows are based on many factors, including current operating results, management’s plans with respect to operations, expected market trends and competitive influences. InterCept also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. In the fourth quarter of 2002 and the fourth quarter of 2003, InterCept recorded impairment losses of $20.0 million and $130.7 million, respectively, related to its intangibles associated with the merchant services division. InterCept did not record an impairment loss for the three or six months ended June 30, 2004.

Intangible assets as of June 30, 2004 and December 31, 2003 were as follows (in thousands):

		June 30, 2004			December 31, 2003
	Useful Life in Years	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Product technology	10	$10,500	$(4,144)	$6,356	$12,524	$(4,332)	$8,192
Customer contracts and relationships	7-20	47,416	(12,502)	34,914	56,416	(13,457)	42,959
Marketing agreement	20			—	825	(151)	674
Patented technology	10			—	9,465	(3,239)	6,226
Non-compete agreements	5	825	(172)	653	1,091	(555)	536
Domain Names	10			—	88	(15)	73

		58,741	(16,818)	41,923	80,409	(21,749)	58,660

Nonamortized intangible assets:
Trade names and trademarks	indefinite	509	(21)	488	2,133	(23)	2,110

Total intangible assets		$59,250	$(16,839)	$42,411	$82,542	$(21,772)	$60,770

Goodwill of approximately $9.8 million was removed from the balance sheet in the sale of IPS. Amortization expense related to intangible assets in InterCept’s continuing operations was $1.3 million and $1.3 million for the three months ended June 30, 2004 and June 30, 2003, respectively, and $2.6 million and $2.5 million for the six months ended June 30, 2004 and June 30, 2003, respectively. For intangible assets in discontinued operations, amortization expense related to intangible assets was $0 and $940,000 for the three months ended June 30, 2004 and 2003, respectively, and $0 and $1.1 million for the six months ended June 30, 2004 and 2003, respectively.

As of June 30, 2004, estimated future annual amortization expense of other intangible assets is as follows:

2004	$5,343,511
2005	$5,242,969
2006	$5,078,843
2007	$4,678,486
2008	$3,977,572

6.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
$60.0 million line of credit with Bank of America, interest payable at the LIBOR rate plus applicable margins or at the Prime Rate plus applicable margins as defined (the effective LIBOR rate was approximately 3.85% and 3.89% and the Prime Rate was approximately 4.0% as of June 30, 2004 and December 31, 2003, respectively;) payable September 16, 2006.	$23,500	$25,000
Equipment under capital lease with rates ranging from 7.86% to 20.4%	—	121
Other	—	6

	23,500	25,127
Less current maturities	(5,000)	(1,127)

	$18,500	$24,000

As of June 30, 2004, InterCept had one letter of credit outstanding in the amount of $2.5 million with Bank of America that reduced the borrowing availability on InterCept’s senior credit facility. The letter of credit related to operating leases.

7.	Advances to SLM

On December 3, 2001, InterCept entered into a loan agreement with SLMsoft.com Inc., an Ontario corporation (“SLM Canada”), and SLMsoft.com Inc., a Kansas corporation, (“SLM Kansas,” and together with SLM Canada, “SLM”). Under the loan agreement, InterCept loaned SLM $7.0 million in exchange for cash and settlement of indemnification obligations that SLM owed to InterCept. The loan was secured by the pledge of shares of InterCept stock. The SLM loan agreement was amended on September 30, 2002. Under the amended loan agreement, borrowings bear interest at prime plus 2%. Interest was payable on January 2, 2003 for all interest accrued through that date, and SLM sold 30,000 of the pledged shares in January 2003, which generated $551,000 used to pay off the accrued interest and a small portion of the principal. During the second quarter of 2003, SLM Kansas filed in Kansas for protection under the U.S. bankruptcy laws, and SLM Canada became the subject of bankruptcy proceedings in Ontario, Canada. The loan matured on June 30, 2003, has not been repaid and is secured by 371,636 shares of InterCept common stock.

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

During the first six months of 2004, the market value of the pledged shares increased. Accordingly, adjustments of $1.6 million were made to the note receivable and were recorded to other income expense in the accompanying statement of operations. As of June 30, 2004, the balance of the note receivable as reflected on the balance sheet was $6.1 million.

During July 2004 InterCept reached an agreement with the trustee of the SLM Kansas bankruptcy to obtain the trustee’s abandonment of any claim to the escrowed shares in exchange for InterCept’s payment of $45,000 to the trustee, the withdrawal of InterCept’s claim in the bankruptcy case, and the assignment by InterCept of its interest in the MICROSOLV trademark. Although this agreement is subject to the approval of the bankruptcy court, InterCept currently believes that such approval is likely, and thus that it will be able to foreclose on the escrowed shares and offset the value of those shares against the $7.2 million that SLM remains obligated to pay as of June 30, 2004.

8.	Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation became effective for InterCept for the quarter ended March 31, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement became effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 has not had and is not expected to have a material impact on InterCept’s results of operations or financial position.

9.	Contingencies

Litigation

Other than as described below, we are not a party to, and none of our material properties is subject to, any material litigation other than routine litigation incidental to our business.

(1) InterCept, two of its officers — John W. Collins and G. Lynn Boggs — and two former officers, Scott R. Meyerhoff and Garrett M. Bender were named as defendants in a shareholder class action lawsuit filed in the U.S. District Court for the Northern District of Georgia (Civil Action No. 03-CV0567). The plaintiff sought to represent a class of individuals who purchased InterCept common stock between September 16, 2002 and January 9, 2003. The plaintiff alleged that InterCept and the individual defendants made material misrepresentations and/or omitted to make material disclosures throughout the class period due to their false assurances that the adult entertainment portion of the company’s merchant services business was insignificant and their failure to disclose the impact of the implementation of new Visa regulations in November 2002. The plaintiff alleged violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under Section 10(b), and Section 20(a) of the Exchange Act. Other plaintiffs filed similar actions, and on May 2, 2003, the plaintiffs filed a motion to consolidate their claims. On June 23, 2003, the court denied the plaintiffs’ motions to consolidate. On July 11, 2003, the plaintiffs filed a new motion for consolidation.

On April 29, 2004, InterCept and the plaintiffs entered into a Stipulation and Agreement of Settlement. Under the terms of the settlement agreement, InterCept and its insurance carrier will pay $5.3 million to the plaintiffs and their counsel. InterCept will fund $3.95 million and its insurance carrier will fund $1.35 million of the proposed settlement. These amounts have been placed into escrow pending settlement of the case. On April 29, 2004, the court entered an order that consolidated all of the cases, certified the class for settlement purposes and preliminarily approved the settlement agreement. Settlement materials have been distributed to potential members of the class and a final settlement hearing is scheduled for August 6, 2004. Upon final approval of the settlement, the pending claims against InterCept and the individual defendants will be dismissed without any admission of liability or wrongdoing.

(2)	Also in connection with the sale of InterCept’s merchant service division described above in Note 2, InterCept agreed to indemnify Media Billing and Pay By Touch for certain liabilities associated with pre-closing activities, and InterCept will remain subject to those risks to some degree. Specifically, if within 180 days after closing iBill is assessed any fine, assessment or other charge from First Data Corp. or any credit card association that relates to iBill’s processing activities in any period prior to the closing of the sale of iBill, then InterCept will be obligated to indemnify iBill and Media Billing for those amounts. To InterCept’s knowledge, no such fine has been levied to date. In addition, the purchase agreements provide indemnification to Media Billing and Pay By Touch or liabilities incurred in connection with certain identified litigation matters that existed at the time of the acquisitions. Descriptions of some of the matters that are or are potentially subject to indemnification are described below. The iBill matters are included in the $5 million indemnification limit for the Media Billing transaction, while the matters not related to iBill are excluded from the $2 million indemnification limit for the Pay By Touch transaction. Management does not believe that these litigation matters will have a material effect on the Company’s financial results.

(a) On September 30, 2002, Perfect10, Inc. filed a lawsuit in the Central District of California against: iBill; CCBill, LLC; Paycom Billing Services, Inc; IMA Enterprises, Inc.; Cybertech Communications NV; Network Authentication Systems Corporation; Cavecreek Wholesale Internet Exchange; Netpass Systems, Inc; Internet Key, Inc; and other defendants asserting causes of action for copyright infringement, trademark infringement, violations of privacy rights, RICO, false advertising, unfair competition and related claims. The complaint seeks a broad range of remedies, including actual damages, treble damages, an accounting of profits attributable to the allegedly infringing conduct, injunctive relief and other remedies. Plaintiff sought recovery of unspecified millions of dollars. The plaintiff contended that iBill, which rendered billing services in connection with certain websites, is liable under theories of secondary liability and conspiracy for the alleged wrongdoing.

On June 22, 2004, the court ruled on iBill’s motion for summary judgment, granting in part the motion and denying certain other parts. In particular, the court granted iBill’s motion for summary judgment regarding the plaintiff’s claims for copyright infringement, RICO violations, unfair competition and false and misleading advertising. The court denied iBill’s motion for summary judgment regarding the claims for wrongful use of a registered mark and violation of rights of publicity. Subsequently, on July 12, 2004, the remaining claims were settled for an immaterial amount, and InterCept has no further indemnification obligations related to this case.

(b) During the period it was a wholly subsidiary of InterCept, iBill received notice from the Federal Trade Commission that the FTC is conducting an inquiry to determine whether iBill’s activities comply with the FTC Act. The FTC has requested information since January 1, 1997. InterCept acquired substantially all of the assets of Internet Billing Company, Ltd. on April 8, 2002. During the period that iBill was a wholly owned subsidiary of InterCept, iBill cooperated fully with the FTC in its inquiry.

(c) On October 15, 2003, Edward Lipton filed a lawsuit in Broward County (Florida) Circuit Court against IPS, then an InterCept subsidiary, and Raymond Moyer, the former chief executive officer of IPS. Lipton contends that IPS breached an oral contract by failing to provide complete and accurate credit card chargeback information to companies owned by Lipton. Lipton further alleged claims for fraud, breach of fiduciary duty, and unfair and deceptive trade practices. After a motion by IPS, the case was removed to the U.S. District Court for the Southern District of Florida. IPS is vigorously defending the lawsuit. On March 3, 2004, IPS filed a motion to dismiss the action.

(d) On March 17, 2004, the U.S. Department of Justice (DOJ) notified iBill that the DOJ is inquiring into activities of several internet payment service providers (IPSPs) related to certain revised rules issued by VISA that cover IPSPs and their customers. In October 2002, iBill was among three companies that made a joint announcement to inform and update customers on several new VISA regulations. The announcement noted that under the new VISA regulations a registration would be required of all IPSP customers and that $500 of a $750 fee the three companies were charging their customers was payable by the acquiring banks to VISA and the remainder was an administrative fee to banks and processors. The DOJ has requested various documents in connection with the announcement and the fee. Counsel for iBill is handling the DOJ matter.

(e) In April, 2004, Freya Communications, a former iBill client, sued iBill, claiming $163,984.80 in direct and consequential damages related to multiple batching issues that caused repetitive billing of its client base. The parties have agreed to settle the case for a payment of $55,000 to Freya.

(f) In August 2002, PayPal terminated its contract for credit card processing services with IPS (then named Electronic Payment Exchange, Inc. and sometimes referred to as EPX) when IPS was a wholly-owned subsidiary of InterCept. Following termination of that agreement, IPS and the settlement banks withheld monies in reserve accounts to protect against chargebacks from PayPal customer transactions. PayPal has asserted that it was erroneously charged a penalty fee when it canceled its contract with IPS prior to the end of its term. PayPal has also asserted that these amounts withheld for reserve accounts were improperly withheld and has claimed that it is entitled to receive interest on those funds. InterCept does not believe that PayPal is entitled to the damages it has asserted.

(g) During December 2003, InterCept agreed in principle to settle a dispute with the former shareholders of IPS. This settlement was finalized on May 10, 2004. Under the settlement, InterCept paid $3,650,000 to the shareholders. A new company established by these shareholders has assumed the lease for InterCept’s location in Phoenix, Arizona and title to all equipment located in that facility. InterCept will contribute $400,000 to the Phoenix lease obligation over the next four years. One of the shareholders has deposited $250,000 into an escrow account to secure payment of the lease. IPS, now owned by Pay By Touch, has licensed to the shareholders’ new company the software used by IPS in connection with its processing of transactions. The shareholders were assigned various trademarks and domain names. In connection with the settlement, InterCept recorded a charge of $4.3 million in December 2003. InterCept determined that in the absence of that resolution, Pay By Touch would have made an indemnification claim against InterCept under the purchase agreement. In addition, Raymond Moyer’s $2.5 million note to InterCept has been extended for three years and is now secured by a securities trading account in which he is required to maintain at least $3,000,000 in assets.

Other Contingencies

In connection with the sale of InterCept’s merchant service division described above in Note 2, InterCept agreed to indemnify Media Billing and Pay By Touch for general indemnification claims related to any breaches of representations, warranties or covenants under the purchase agreements. The maximum amount of indemnification under these provisions is $5 million under the Media Billing agreement and $2 million under the Pay By Touch agreement, and these provisions expire 12 months after the closing date of each transaction. Management does not believe that the fair value of those indemnification obligations will be material to the financial statements.

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

Because InterCept has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for InterCept’s stock option plans been determined based on the fair value at the grant date for awards for the three and six months ended June 30, 2004 and 2003 consistent with the provisions of SFAS 123, InterCept’s pro forma net income would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income
Earnings from continuing operations before discontinued operations	$1,462	$158	$2,555	$1,355
Discontinued operations	51	490	(3,199)	765
Preferred dividends	—	—	(125)

Net income attributable to common shareholders	1,513	648	(769)	2,120
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(745)	$(1,983)	$(2,108)	$(4,899)

Pro-forma	768	(1,335)	(2,877)	(2,779)

Number of Basic Shares	20,425	19,788	20,336	19,755
Basic (loss) Income Per Share
Net income attributable to common shareholders	0.07	0.03	(0.04)	0.11
Pro-forma	0.04	(0.07)	(0.14)	(0.14)
Number of Diluted Shares	21,488	20,277	21,388	20,229
Diluted (Loss) Income Per Share
Net income attributable to common shareholders	0.07	0.03	(0.03)	0.11
Pro-forma	0.04	(0.07)	(0.13)	(0.14)

11.	Preferred Stock

On September 16, 2003, InterCept sold 100,000 shares of Series A preferred stock to the Sprout Group and related entities for $10,000,000. On June 23, 2004, InterCept entered into an exchange agreement with the holders of the Series A preferred stock. Under this agreement, the holders of the Series A preferred stock received shares of a new class of Series B preferred stock in exchange for all of the outstanding Series A shares, which were cancelled. The terms of the previously outstanding Series A and the currently outstanding Series B preferred stock are as follows:

Series A Preferred Stock

The Series A preferred stock was convertible into InterCept common stock at a fixed price of $13.97 per share at the holder’s option at any time after the earliest of:

•	the date as of which the closing bid price of InterCept’s common stock shall have been equal to or greater than $25 per share for at least 10 consecutive trading days;

•	the fifth anniversary of the issuance date; and

•	five business days prior to a liquidation of the company or the closing of:

•	any merger, consolidation, reorganization or other similar transaction, approved by the majority of the board, in which InterCept is not the surviving entity or in which securities of InterCept constituting in excess of 50% of the voting power of InterCept are exchanged for, or changed into, cash, property or securities of another person, or

•	the sale of all or substantially all of InterCept’s assets in a transaction approved by the majority of the board.

Dividends on the Series A preferred stock accrued and were payable in kind at the rates of 5% per annum through March 31, 2004, 4% per annum from April 1, 2004 through March 31, 2005 and 3% per annum thereafter. Additionally, InterCept was required to obtain the consent of a majority of the holders of Series A preferred stock before InterCept could take certain actions, including an amendment to InterCept’s articles of incorporation, a sale or liquidation of the company, or an issuance of additional shares of InterCept’s capital stock, other than under existing employee benefit plans. InterCept incurred $204,000 of expenses that were offset against the proceeds from the sale of the Series A preferred.

Series B Preferred Stock

On June 23, 2004 InterCept issued 100,000 shares of Series B preferred stock having a $100 per share liquidation preference over the common stock in exchange for all of the issued and outstanding shares of Series A preferred stock (and the accrued dividends thereon). The Series B preferred has rights and preferences substantially similar to the Series A preferred except:

•	the Series B preferred is not entitled to any preferred dividend;

•	the holders of the Series B preferred do not have the right to veto various proposed corporate actions approved by the InterCept board of directors (including certain mergers, acquisitions and amendments to the articles of incorporation and bylaws);

•	the conversion price of the Series B preferred is $10.50 per share, a reduction from the $13.97 per share conversion price of the Series A preferred.

Non-Cash Charge to Net Income

The exchange of the Series A for Series B Preferred stock is accounted for under EITF 98-5 and 00-27. This accounting resulted in a beneficial conversion feature in the amount of approximately $3.6 million as of the exchange date. This beneficial conversion feature will result in a non-cash charge attributable to common shareholders that InterCept will amortize in the amount of approximately $214,600 per quarter for each of the next 17 fiscal quarters, the end of which period is the earliest known conversion date of the Series B Preferred Stock.

The value of the Series B Preferred was calculated as its liquidation value of $10,000,000 plus the product of (x) 952,381 (the number of common shares into which the Series B preferred stock may be converted) and (y) $6.07 (the amount by which the market price per share of InterCept common stock on the date of the exchange exceeded the $10.50 Series B conversion price per share).

The value of the Series A Preferred was calculated as its liquidation value of $10,000,000, plus (a) the product of (x) 715,821 (the number of shares of common stock into which the Series A was convertible) and (y) $2.60 (the difference between the Series A conversion price of $13.97 per share and the market price of InterCept common stock on the date of the exchange), and (b) $271,000 (the amount of the preferred dividends accrued through the date of the exchange, which were extinguished as a result of the exchange).

InterCept may accelerate recognition of the entire unamortized portion of the charge in certain circumstances, including in connection with a sale of the company.

12.	Significant Customers

Sovereign Bank (“Sovereign”) is InterCept’s largest customer. During the three and six months ended June 30, 2004, Sovereign accounted for approximately $8.0 million and $15.7 million, respectively, or 15%, respectively, of InterCept’s total revenue. Sovereign did not account for any of InterCept’s revenue during the three or six months ended June 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 is composed of seven sections:

•	Recent Developments;

•	Overview;

•	Disclosure Regarding Forward-Looking Statements;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations; and

•	Critical Accounting Policies and Estimates.

Recent Developments

Sale of Merchant Services Division in March 2004

As we have previously disclosed, on March 22, 2004, we sold our merchant services division, InterCept Payment Solutions (“IPS”), to two different entities. We sold the outstanding member interests of Internet Billing Company, LLC (“iBill”) to Media Billing, L.L.C. (“Media Billing”), a 99%-owned subsidiary of Penthouse International, Inc. We sold the remainder of IPS, including our merchant portfolio management business based in Tennessee, to Solidus Networks, Inc. d/b/a Pay By Touch™ (“Pay By Touch”).

Terms of Sale of iBill to Media Billing. Media Billing purchased all of the outstanding member interests of iBill for $745,251 in cash, a $793,749 short-term note due March 30, 2004 and assumption of a $22 million working capital deficit. Following the closing of the transaction, Media Billing defaulted in its obligations to repay the note and to obtain a release of a $3.0 million letter of credit held by First Data Merchant Services, Inc. that we had obtained for the benefit of iBill. First Data subsequently drew on the letter of credit in full. In addition, the sale price of iBill was subject to a final purchase price adjustment based on a determination of its working capital on the closing date. On June 18, 2004, according to the terms of the purchase agreement, we notified Media Billing of an $827,000 purchase price adjustment in our favor. In total, Media Billing owes us approximately $4.6 million that we are seeking to collect.

Terms of Sale of Remainder of IPS to Pay By Touch. Pay By Touch, a privately held provider of biometric authentication and payment solutions, purchased the remainder of the IPS business, including our wholly-owned subsidiary, InterCept Payment Solutions, LLC, and our merchant portfolio management business based in Tennessee. The sale price for that transaction was $30.5 million, with the initial terms composed of:

•	$12.0 million in cash;

•	a $15.5 million note due on September 20, 2004, that was guaranteed by three Pay By Touch stockholders;

•	a one year $2.5 million note that is convertible at our option into Pay By Touch preferred stock valued (as of closing) at $2.5 million; and

•	shares of Pay By Touch preferred stock valued at $500,000 as of closing.

As noted above, we received a note from Pay By Touch for $15.5 million, which was due and payable in two installments. In the event that Pay By Touch paid the first installment on or before the first installment date, May 21, 2004, the amount of principal remaining outstanding after the payment would be reduced by $3,000,000. Pay By Touch paid the first installment on May 21, 2004 as scheduled, and, in accordance with the terms of the note, its principal amount was reduced by $3.0 million to $9.5 million. The remaining balance was due and payable on September 20, 2004. Subsequently, on June 30, 2004, Pay By Touch paid us $5.03 million, which included $4.75 million of the remaining principal balance and all accrued interest on the note. In consideration of that payment, we agreed to extend the maturity date of the remaining $4.75 million principal balance to December 31, 2004.

In light of the sale of our merchant services division, we have accounted for the operations of that business as discontinued operations for the three and six months ended June 30, 2004 and 2003. Accordingly, the analysis and discussion in this Item 2 focuses on the continuing operations of our financial institutions business. Although our overall financial results for the first six months of 2004 reflect our ownership of the merchant services business for almost all of the first quarter, investors should take the sale of that business into account in reviewing this report.

Retention in June 2004 of Investment Banker to Explore Strategic Alternatives; Settlement of Proxy Contest

On June 11, 2004, we announced that we are exploring strategic alternatives to enhance shareholder value, including a possible sale of the company, and that we have retained Jefferies & Company, Inc. as our financial advisor to assist us in doing so. In addition, we announced with JANA Partners LLC that we had agreed to settle the then pending proxy contest and related litigation with JANA and to jointly support a panel of director nominees for election at the 2004 annual meeting of our shareholders. Subsequently, on June 24, 2004, we announced that our annual shareholders meeting held that day had been convened and then immediately adjourned until September 14, 2004, when it will be reconvened at 9:00 a.m. at our offices. We also announced that our board of directors had increased the size of the board from six to nine members and filled the three vacant seats created by the expansion. For more information regarding these matters, please see our proxy materials filed with the SEC, which are available at no charge on the SEC’s web site at http://www.sec.gov.

Exchange of Newly Issued Shares of Series B Preferred Stock for

Outstanding Shares of Series A Preferred Stock in June 2004

On September 16, 2003, we sold 100,000 shares of Series A preferred stock to the Sprout Group and related entities for $10,000,000. On June 23, 2004, we entered into an exchange agreement with the holders of the Series A preferred stock. Under this agreement, the holders of the Series A preferred stock received shares of a new class of Series B preferred stock in exchange for all of the outstanding Series A shares, which were cancelled. The terms of the previously outstanding Series A and the currently outstanding Series B preferred stock are as follows:

Series A Preferred Stock

The Series A preferred stock was convertible into our common stock at a fixed price of $13.97 per share at the holder’s option at any time after the earliest of:

•	the date as of which the closing bid price of our common stock shall have been equal to or greater than $25 per share for at least 10 consecutive trading days;

•	the fifth anniversary of the issuance date; and

•	five business days prior to a liquidation of the company or the closing of:

•	any merger, consolidation, reorganization or other similar transaction, approved by the majority of the board, in which InterCept is not the surviving entity or in which securities of InterCept constituting in excess of 50% of the voting power of InterCept are exchanged for, or changed into, cash, property or securities of another person, or

•	the sale of all or substantially all of our assets in a transaction approved by the majority of the board.

Dividends on the Series A preferred stock accrued and were payable in kind at the rates of 5% per annum through March 31, 2004, 4% per annum from April 1, 2004 through March 31, 2005 and 3% per annum thereafter. Additionally, we were required to obtain the consent of a majority of the holders of Series A preferred stock before we could take certain actions, including an amendment to our articles of incorporation, a sale or liquidation of the company, or an issuance of additional shares of our capital stock, other than under existing employee benefit plans. We incurred $204,000 of expenses that were offset against the proceeds from the sale of the Series A preferred.

Series B Preferred Stock

We issued 100,000 shares of Series B preferred stock having a $100 per share liquidation preference over the common stock in exchange for all of the issued and outstanding shares of Series A preferred stock (and the accrued dividends thereon). The Series B preferred has rights and preferences substantially similar to the Series A preferred except:

•	the Series B preferred is not entitled to any preferred dividend;

•	the holders of the Series B preferred do not have the right to veto various proposed corporate actions approved by our board of directors (including certain mergers, acquisitions and amendments to the articles of incorporation and bylaws);

•	the conversion price of the Series B preferred is $10.50 per share, a reduction from the $13.97 per share conversion price of the Series A preferred.

Non-Cash Charge to Net Income

We had previously determined that the June 23, 2004 exchange of the Series A preferred stock for the shares of Series B preferred stock should be accounted for under EITF 98-5 and 00-27. At that time, we preliminarily calculated the beneficial conversion feature to be approximately $5.5 million. That previously determined beneficial conversion amount would have resulted in a non-cash charge to net income of $325,000 per quarter for each of the next 17 fiscal quarters. The amount of that charge and the formula used to calculate the charge were disclosed in our press releases regarding the exchange transaction and our Current Report on Form 8-K dated May 21, 2004 and filed on May 24, 2004.

After further analysis we continue to conclude that the exchange of Series A preferred stock to Series B preferred stock should be accounted for under EITF 98-5 and 00-27, but have calculated the resulting beneficial conversion feature to be approximately $3.6 million. That beneficial conversion will result in a non-cash charge attributable to common shareholders that we will amortize in the amount of approximately $214,600 per quarter for each of the next 17 fiscal quarters, the end of which period is the earliest known conversion date of the Series B Preferred Stock.

The value of the Series B Preferred was calculated as its liquidation value of $10,000,000 plus the product of (x) 952,381 (the number of common shares into which the Series B preferred stock may be converted) and (y) $6.07 (the amount by which the market price per share of InterCept common stock on the date of the exchange exceeded the $10.50 Series B conversion price per share).

The value of the Series A Preferred was calculated as its liquidation value of $10,000,000, plus (a) the product of (x) 715,821 (the number of shares of common stock into which the Series A was convertible) and (y) $2.60 (the difference between the Series A conversion price of $13.97 per share and the market price of InterCept common stock on the date of the exchange), and (b) $271,000 (the amount of the preferred dividends accrued through the date of the exchange, which were extinguished as a result of the exchange).

We may accelerate recognition of the entire unamortized portion of the charge in certain circumstances, including in connection with a sale of the company.

Overview

Our operations were comprised of two business segments until December 31, 2003: financial institution services and merchant services. During the first quarter of 2004, we sold our merchant services division and now account for those financial results in discontinued operations. In our financial institution services segment, we derive revenues primarily by providing software systems, data processing services and related equipment and services to financial institutions. This Overview section explains how we generate and recognize revenues and also summarizes certain other information that we believe is useful in evaluating our financial statements and performance.

Our products and services include:

•	Core data processing and check imaging systems, support, maintenance and related services and software sales,

•	EFT processing services,

•	Data communications management and

•	Equipment and product sales, services and other, including:

•	Sales of banking-related equipment and complementary products and

•	Equipment maintenance and technical support services

In our service bureau operations, we generate core data processing revenues from service and processing fees based primarily on the number of accounts and number of customer information files we service for our financial institution customers and the number of transactions we process. We recognize these revenues as we perform the services. We also generate revenues from the licensing of our core data processing systems. We recognize revenues for licensing these systems in accordance with Statement of Position 97-2 on “Software Revenue Recognition,” using the residual method prescribed in SOP 98-9 issued by the American Institute of Certified Public Accountants. We recognize software license fees and hardware and installation revenue when we have signed a non-cancelable license agreement, installed the product and satisfied all significant obligations to the customer. We recognize maintenance fees over the term of the maintenance period. We sell some of our software and hardware products through five-year, sales-type lease agreements under which customers make annual installment payments. These annual payments include the initial installation and an ongoing license fee. We recognize revenue attributable to the sale of equipment upon installation. License and installation fees are deferred and recognized ratably over the period of the lease.

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

We derive EFT revenues principally from processing ATM and debit card transactions. We receive a base fee for providing our ATM processing services and an additional fee for each additional ATM and network serviced. For most of our customers, once the number of transactions exceeds established levels for that customer, we charge additional fees for these transactions. For some debit card transactions, we receive a portion of the interchange fees generated by our financial institution customers, and we charge a monthly fee if our customer’s transactions do not meet a specified minimum dollar amount of transactions for a particular month. Most charges under our EFT service agreements are due and paid monthly. During the second quarter of 2002, we began to implement a new debit card pricing structure, under which we receive a flat fee for each transaction processed. Under this pricing structure, we do not receive a portion of the interchange fee for processing debit card transactions. Although this change in our EFT pricing structure has reduced our per-transaction earnings from debit card processing in excess of $50,000 per month, it has materially reduced our exposure to the changes in interchange fees that have been or may be implemented by Visa and MasterCard. We have converted 82% of our customers to the new pricing structure. Until all of our customers are converted to flat fee pricing, the revenues that we continue to derive from interchange fees may be affected by changes in interchange rates for debit transactions. We cannot currently estimate what changes to the interchange rate may occur and what the potential impact to our financial results may be. See Risk Factors – Our revenues may decrease as a result of legal actions against Visa and MasterCard.

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

For the three months ended June 30, 2004, approximately 91% of our total revenues were recurring revenues. Recurring revenues result from regular monthly, quarterly or annual payments by our customers for ongoing services they use in connection with their businesses and for transaction processing of debit, ATM, credit and ACH transactions that occur under long-term agreements. These revenues do not include conversion or de-conversion fees, initial software license fees, installation fees, hardware sales or similar activities.

Disclosure Regarding Forward-Looking Statements

We make forward-looking statements throughout this report. These statements are subject to risks and uncertainties, and we can provide no assurances that they will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “believe,” “expect,” “anticipate,” “predict,” “project,” “potential,” “seek,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “pro forma,” “estimate,” “goal,” “strive” and similar expressions, we are making forward-looking statements. Forward-looking statements include some of the matters discussed in Recent Developments above and our expectations regarding our liquidity and capital resources and our critical accounting policies. We believe that the expectations reflected in our forward-looking statements are reasonable, but we cannot be sure that we will actually achieve these expectations. Projections or estimates of our future performance are necessarily subject to a high degree of uncertainty and may vary materially from actual results. In evaluating forward-looking statements, please carefully consider the various factors discussed below.

In evaluating our financial results, investors should take into account our sale of our merchant services business in March 2004. Because we agreed to indemnify the purchasers of the merchant services division for certain liabilities, including card association fines resulting from pre-closing activities, we will remain subject to those risks for the near future.

Risks Factors

The process of considering strategic initiatives that we announced in June 2004 may adversely affect our operational results or our stock price.

On June 11, 2004, we announced that we intended to explore strategic alternatives to enhance shareholder value, including a possible sale of the company, and that we had retained Jefferies & Company, Inc. as our financial advisor to assist us in doing so. As long as this process continues, our competitors and other companies will use the uncertainty regarding the possible sale of the company against us to compete to win new business, retain existing customers and retain employees. Our employees may be distracted by the process and accordingly may be less effective than formerly. Our management is devoting a material amount of time to the process and consequently has less time to devote to operational matters. These and other possible negative effects of the process may harm our operational results. We can offer no assurances regarding either how long the process may continue or its ultimate result.

Additionally, the common stock trading price has increased subsequent to the commencement of the proxy contest with JANA Partners in April 2004 and the June 2004 press release announcing that our board is exploring strategic alternatives and has retained a financial advisor to assist in this regard. If we are unsuccessful in identifying and consummating such a strategic or sale transaction, we anticipate that any premium in our stock price resulting from the anticipation of a strategic or sale transaction would be lost.

Fluctuations in our operating results have negatively affected the trading price of our common stock and may do so again.

Our operating results have varied in the past and may fluctuate significantly in the future because of many factors. These factors include:

•	the possible negative impact of implementing our growth and acquisition strategies, including accounting charges and other expenses associated with our acquisitions;

•	the loss of customers or strategic relationships;

•	competition and pricing pressures;

•	a reduction in recurring revenues as a percentage of total revenues;

•	increases in operating expenses due to launches of new products and services and to sales and marketing efforts;

•	unanticipated increases in operating expenses due to obtaining new customers and transitioning them to our services;

•	our inability to accurately forecast legal expenses; and

•	changes in interchange fees of MasterCard and Visa.

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

In January 2003, we executed a definitive agreement with Sovereign Bank to provide Sovereign with item processing and check imaging services. Sovereign is now our largest customer. To accommodate the Sovereign business, we have incurred substantial costs to open four new item processing centers, expand two existing centers and add approximately 250 new employees. Sovereign has recently announced several acquisitions. While Sovereign’s continued expansion could result in additional revenues for us, it could also require us to add additional processing centers or capacity that are not currently in our budget.

Sovereign can terminate the agreement at any time, including upon its acquisition or for convenience. In that event, Sovereign would be required to pay us liquidated damages. Although the amount of those damages would be significant, they may not compensate us adequately for the loss of the business. Sovereign also has the ability to terminate the agreement without paying liquidated damages for various events of default that include Sovereign’s reasonable belief that its prospects of receiving services from us are materially impaired due to the occurrence of a material adverse change, as defined in the agreement. Depending on when a termination of the Sovereign agreement occurred, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

We generate revenue from interchange fees, which are the interbank fees that merchants pay when they accept debit cards. Visa and MasterCard set the interchange rates. Visa and MasterCard have been sued by the Department of Justice, or DOJ, for alleged violation of the Federal antitrust laws arising out of their respective functionally identical policies of (a) not allowing members in the respective organization to issue cards participating in the other organization’s system, and (b) prohibiting their members from issuing cards in competing systems other than Visa or MasterCard, the largest owner/member of Visa and MasterCard. The potential impact of this litigation on us depends upon whether or not the DOJ is successful, and if it is successful, the relief ordered by the court.

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

Our banking customers are subject to the supervision of several state and federal government regulatory agencies. If bank regulations change, or if new regulations are adopted to regulate the products and services offered or used by our financial institution customers, we could suffer an increase in the costs of providing our products and services. Moreover, if any new or revised regulations diminish the need for our services, we could lose customers and suffer a decline in revenues.

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

We may incur additional liabilities as the result of the sale of our merchant services division.

We have agreed to indemnify the purchasers of iBill and InterCept Payment Solutions for certain liabilities resulting from pre-closing activities, and we will remain subject to those risks to some degree. Specifically, if at any time before September 19, 2004 iBill is assessed any fine, assessment, or other charge by First Data or any credit card association that relates to iBill’s processing activities in any period prior to our sale of iBill, then we will be obligated to indemnify iBill for those amounts. In addition, we also agreed to provide indemnification to the purchasers of iBill and InterCept Payment Solutions for liabilities incurred in connection with certain identified litigation matters that existed at the time of the acquisitions. The amounts of any such indemnification cannot be determined at this time, and large liabilities resulting from such indemnification could have a material adverse effect on our financial results.

Future sales of shares of our common stock may negatively affect our stock price.

Sales of substantial amounts of common stock in the public market, or the prospect of such sales, could adversely affect the market for our common stock. As of June 30, 2004, we had 20,639,549 outstanding shares of common stock, outstanding options to acquire an additional 3,883,148 shares of common stock, and outstanding shares of Series B preferred stock convertible into 952,381 shares of common stock upon the satisfaction of certain terms. Additionally, approximately 500,000 shares of common stock may be issued under our employee stock purchase plan, and approximately 1.0 million shares may be granted in the future under our stock option plans.

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

We cannot predict every event and circumstance that may adversely affect our business and, therefore, the risks and uncertainties discussed above may not be the only ones we face. The risks and uncertainties discussed above are in addition to those that apply to most businesses generally. In addition, we may encounter other risks of which we are currently unaware. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

Results of Operations

The following table provides the percentage of revenues represented by certain line items in our condensed consolidated statements of operations for the periods indicated. In light of the sale of our merchant services division on March 22, 2004, we have accounted for the operations of the merchant services business as discontinued operations for the quarters and six months ended June 30, 2004 and 2003. Accordingly, this analysis and discussion focuses on the continuing operations of our financial institutions business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0
Costs of services	55.8	52.9	55.8	53.7
Selling, general, and administrative expenses	34.6	32.4	34.1	33.2
Depreciation and amortization	7.7	7.0	7.9	6.9

Total operating expenses	98.0	92.3	97.7	93.8

Operating income	2.0	7.7	2.3	6.2
Other income, net	2.5	(7.0)	1.7	(3.6)

Income before provision for income taxes, equity in loss of affiliates, minority interest loss of affiliates and minority interest	4.5	0.7	4.0	2.6
Provision for income taxes	1.8	0.4	1.6	1.1
Minority interest	(0.0)	(0.0)	(0.0)	(0.0)

Income from continuing operations before discontinued operations	2.6	0.3	2.3	1.4
Discontinued operations
Loss from discontinued operations, net of income tax benefit	0.1	1.0	(0.1)	0.8
Loss on disposal from discontinued operations including operating results for phase-out period, net of income tax expense	0.0	0.0	(2.8)	0.0

Income (loss) from discontinued operations	0.1	1.0	(2.9)	0.8

Net income before preferred dividends	2.7	1.3	(0.6)	2.2

Net income attributable to common shareholders	2.7%	1.3%	(0.7)%	2.2

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues. Revenues increased 14.4% to $55.6 million for the three months ended June 30, 2004 from $48.6 million for the three months ended June 30, 2003. The $7.0 million increase was composed of:

(a) a $7.7 million increase in financial institution income and

(b) a $740,000 decrease in customer reimbursements.

The $7.7 million increase in financial institution income is composed of an $8.2 million increase in fee income offset by a $462,000 decrease in hardware sales. The increase is also attributable to internal growth and not to any significant increases in prices. In addition, we gained efficiencies in 2004 by consolidating more of our statement-rendering services into our InterCept Output Solutions division. As a result, we now record as service fee income the revenue from those services that we would have recorded as customer reimbursements in prior years. This change had the effect of increasing our income and decreasing our customer reimbursements. Sovereign Bank, our largest customer, accounted for approximately $8.0 million, or 15% of revenue, during the second quarter of 2004.

Costs of Financial Institution Income. Costs of financial institution income increased 20.7% to $31.0 million for the three months ended June 30, 2004 from $25.7 million for the three months ended June 30, 2003. The $5.3 million increase was comprised of:

(a) $6.1 million in costs related to financial institution income and

(b) a $740,000 decrease in customer reimbursements.

The $6.1 million increase in costs related to financial institution income was due primarily to a $6.3 million increase in costs associated with the increase in service fee revenues offset by a $255,000 decrease in hardware sales costs. The increase is attributable to internal growth. A portion of the increase in costs and the decrease in customer reimbursements is attributable to the reclassification of certain costs from customer reimbursements to service fee costs due to the consolidation of more of our statement-rendering services into our InterCept Output Solutions division as described above. Gross margins decreased to 44.2% for the three months ended June 30, 2004 from 47.1% for the three months ended June 30, 2003. This decrease is mainly due to pricing pressure associated with our EFT services. Customer reimbursements decreased to $3.0 million for the three months ended June 30, 2004 from $3.7 million for the three months ended June 30, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 22.2% to $19.2 million for the three months ended June 30, 2004 from $15.7 million for the three months ended June 30, 2003. The most significant elements of this $3.5 million increase were related to non-recurring legal expenses, proxy solicitor fees and costs and other proxy-related expenses, director fees, expenses related to Sarbanes-Oxley Act compliance, compensation expenses and expenses associated with our growth in revenues. Selling, general and administrative expenses as a percentage of revenues increased to 34.6% for the three months ended June 30, 2004 from 32.4% for the three months ended June 30, 2003.

Depreciation and Amortization. Depreciation and amortization increased $863,000 to $4.3 million for the three months ended June 30, 2004 from $3.4 million for the three months ended June 30, 2003. The increase was primarily attributable to purchases of property, plant and equipment.

Other Income, Net. Other income, net increased to income of $1.4 million for the three months ended June 30, 2004 from expense of $3.4 million for the three months ended June 30, 2003. The increase resulted from a $1.6 million positive adjustment of the SLM note receivable due to the increase in the value of the InterCept shares that secure the note, offset by higher net interest expense in 2004 due to a reduction of interest income after the maturity of certificates of deposit in August 2003. We recorded the impairment of the SLM note receivable during the second quarter of 2003, which resulted in the $3.4 million expense during that period.

Provision (benefit) for Income Taxes. The effective tax rate for the three months ended June 30, 2004, not including discontinued operations, was 40.6% as compared to 40.4% for the three months ended June 30, 2003. The increase in the effective rate is mainly due to the expansion of business in states that impose higher tax rates.

Income from Continuing Operations before Discontinued Operations. As of January 1, 2004, we have classified the merchant services segment as discontinued operations. The sale of the merchant services operations closed on March 22, 2004. We had income before provision for income taxes, equity in loss of affiliates, minority interest and preferred dividends and discontinued operations of $1.5 million in the second quarter of 2004 compared with $160,000 for the second quarter of 2003. These earnings relate entirely to the financial institution division. The 2003 results reflect our recording the impairment of the SLM note receivable during the second quarter of 2003, which resulted in the $3.4 million expense during that period.

Income from Discontinued Operations. We had income from discontinued operations, net of income tax benefit, of $51,000 in the second quarter of 2004 compared with income from discontinued operations of $490,000 for the second quarter of 2003. This $439,000 decrease is attributable to our not owning the discontinued operations in the 2004 period. There was no income tax benefit in 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues. Revenues increased 14.1% to $109.9 million for the six months ended June 30, 2004 from $96.3 million for the six months ended June 30, 2003. The $13.6 million increase was composed of:

(a) a $15.7 million increase in financial institution income and

(b) a $2.1 million decrease in customer reimbursements.

The $15.7 million increase in financial institution income is composed of a $16.9 million increase in fee income offset by a $1.2 million decrease in hardware sales. The increase is also attributable to internal growth and not to any significant increases in prices. In addition, we gained efficiencies in 2004 by consolidating more of our statement-rendering services into our InterCept Output Solutions division. As a result, we now record as service fee income the revenue from those services that we would have recorded as customer reimbursements in prior years. This change had the effect of increasing our income and decreasing our customer reimbursements. Sovereign Bank, our largest customer, accounted for approximately $15.7 million, or 15% of revenue for the six months ended June 30, 2004.

Costs of Financial Institution Income. Costs of financial institution income increased 18.6% to $61.3 million for the six months ended June 30, 2004 from $51.7 million for the six months ended June 30, 2003. The $9.6 million increase was comprised of:

(a) $11.8 million in costs related to financial institution income and

(b) a $2.2 million decrease in customer reimbursements.

The $11.8 million increase in costs related to financial institution income was due primarily to a $12.6 million increase in costs associated with the increase in service fee revenues, partially offset by an $813,000 decrease in hardware sales costs. A portion of the increase in costs and the decrease in customer reimbursements is attributable to the reclassification of certain costs from customer reimbursements to service fee costs due to the consolidation of more of our statement-rendering services into our InterCept Output Solutions division as described above. Gross margins decreased to 44.2% for the six ended June 30, 2004 from 46.3% for the six months ended June 30, 2003. This decrease is mainly due to pricing pressure associated with our EFT services. Customer reimbursements decreased to $5.8 million for the six months ended June 30, 2004 from $8.0 million for the six months ended June 30, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 17.0% to $37.5 million for the six months ended June 30, 2004 from $32.0 million for the six months ended June 30, 2003. The most significant elements of this $5.5 million increase were related to non-recurring legal expenses, proxy solicitor fees and costs and other proxy-related expenses, director fees, expenses related to Sarbanes-Oxley Act compliance, compensation expenses and expenses associated with our growth in revenues. Selling, general and administrative expenses as a percentage of revenues increased to 34.1% for the six months ended June 30, 2004 from 33.2% for the six months ended June 30, 2003.

Depreciation and Amortization. Depreciation and amortization increased $2.0 million to $8.7 million for the six months ended June 30, 2004 from $6.7 million for the six months ended June 30, 2003. The increase was primarily attributable to purchases of property, plant and equipment.

Other Income, Net. Other income, net increased to income of $1.9 million for the six months ended June 30, 2004 from expense of $3.5 million for the six months ended June 30, 2003. The increase resulted from a $2.4 million positive adjustment of the SLM note receivable in 2004 due to the increase in the value of the InterCept shares that secure the note, offset by higher net interest expense in 2004 due to a reduction of interest income after the maturity of certificates of deposit in August 2003. We recorded the impairment of the SLM note receivable during the second quarter of 2003, which resulted in a $3.4 million expense during that period.

Provision (benefit) for Income Taxes. The effective tax rate for the six months ended June 30, 2004, not including discontinued operations, was 41.1% as compared to 43.6% for the six months ended June 30, 2003. The decrease in the effective rate is mainly due to the impact of permanent items, such as meals and entertainment.

Income from Continuing Operations before Discontinued Operations. As of January 1, 2004, we have classified the merchant services segment as discontinued operations. The sale of the merchant services operations closed on March 22, 2004. We had income before provision for income taxes, equity in loss of affiliates, minority interest and preferred dividends and discontinued operations of $2.6 million for the six months ended June 30, 2004 compared with $1.4 million for the six months ended June 30, 2003. These earnings relate entirely to the financial institution division. The 2003 results reflect our recording the impairment of the SLM note receivable during the second quarter of 2003, which resulted in the $3.4 million expense during that period.

Income from Discontinued Operations. We had a loss from discontinued operations, net of income tax benefit, of $3.2 million for the six months ended June 30, 2004 compared with income from discontinued operations of $765,000 for the six months ended June 30, 2003. There was no income tax benefit in 2003. T his loss is primarily due to the reserves for collectibility issues associated with the sale of iBill to Media Billing.

Effects of Sale of Merchant Services Division on our Future Results of Operations

We anticipate that the sale of our merchant services business will continue to affect our future results of operations generally as follows:

•	Reduced Revenues. Revenues for our merchant services division were $61.4 million for 2003, approximately 23.7% of our revenues. Accordingly, we expect our revenues to be materially lower in 2004 than in 2003.

In reviewing our revenues for the quarter ended June 30, 2004 and future quarters, please note that in light of the sale of our merchant services division, we have accounted for the operations of the merchant services business as discontinued operations for the quarters ended June 30, 2004 and 2003. Accordingly, the revenues of our merchant services division are not included in the revenues shown on the face of the condensed consolidated statements of operations for the quarter and six months ended June 30, 2004 included in this report, and merchant services revenues will not be included in revenues for comparable prior periods in our financial statements in the future.

•	Reduction in Number of Employees and Associated Costs. Because the number of our employees has decreased from approximately 2,000 to approximately 1,700, our related costs will decrease materially.

•	Reduced Exposure to Unanticipated Fines and Assessments. We have incurred substantial, and in many instances unanticipated, fines and assessments from card associations and banks related to our merchant services operations. We will no longer incur those fines and assessments based on our future business operations, although if at any time before September 19, 2004 iBill is assessed any fine, assessment, or other charge by First Data or any credit card association that relates to iBill’s processing activities in any period prior to our sale of iBill, then we will be obligated to indemnify iBill for those amounts.

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

As of July 25, 2004, the outstanding balance on our credit facility was $13.5 million. We have no off-balance sheet arrangements. We believe that borrowings under our Bank of America facility, funds provided by operations and our GE Capital lease financing will be sufficient to meet our anticipated capital expenditures and liquidity requirements for at least the next 12 months as well as the longer term.

As described above in Recent Events in this Item 2, on June 23, 2004, we entered into an exchange agreement with the holders of our Series A preferred stock in order to modify the terms of our preferred stock. Under this agreement, the holders of the Series A preferred stock received shares of a new class of Series B preferred stock in exchange for all of the outstanding Series A shares, which were cancelled. The modifications to the preferred stock include the elimination of the preferred dividend (including all currently accrued dividends, which were $270,000). As a result, we will no longer accrue or be obligated to pay dividends on the preferred stock.

As disclosed in considerable detail in our SEC reports since the April and May 2002 acquisitions of the businesses that comprised our merchant services business, we incurred fines and assessments from credit card associations related to our processing of credit card transactions in violation of various Visa and MasterCard rules, including fines for excessive charge-backs. Although we will no longer incur those fines and assessments based on our future business operations, we have agreed that if at any time before September 19, 2004 iBill is assessed any fine, assessment, or other charge by First Data or any credit card association that relates to iBill’s processing activities in any period prior to our sale of iBill, then we will be obligated to indemnify iBill for those amounts. We cannot predict with certainty the amount of the fines for which we would be required to indemnify the purchasers.

As part of the consideration for the sales of iBill and IPS, InterCept received several promissory notes that are due within a year of the closing of the sale transactions. The proceeds of these notes will materially increase our liquidity. We received from Pay By Touch:

•	a $15.5 million note originally due on September 20, 2004; and

•	a one year $2.5 million note that is convertible at our option into Pay By Touch preferred stock valued (as of closing) at $2.5 million.

The $15.5 million Pay By Touch note was due and payable in two installments. The note provided that if Pay by Touch paid the first installment of $3.0 million on or before the first installment date, May 21, 2004, the amount of principal remaining outstanding after the payment would be deemed to be reduced by $3.0 million in addition to the $3,000,000 actually paid. Because Pay By Touch paid the first installment on May 21, 2004 as scheduled, the principal amount of the note was reduced by $6.0 million to a balance of $9.5 million. The remaining balance was due and payable on September 20, 2004. Subsequently, on June 30, 2004, Pay By Touch paid us $5.03 million, which included $4.75 million of the remaining principal balance and all accrued interest on the note. In consideration of that payment, we agreed to extend the maturity date of the remaining principal balance of $4.75 million to December 31, 2004.

Also in connection with our sale of our merchant services division, we received a $793,749 note from Media Billing that matured on March 30, 2004 and is now in default. Media Billing also defaulted in its obligation to obtain a release of a $3.0 million letter of credit held by First Data that we had obtained for the benefit of iBill. First Data subsequently drew on the letter of credit in full. In addition, the sale price of iBill was subject to a final purchase price adjustment based on a determination of its working capital on the closing date. On June 18, 2004, according to the terms of the purchase agreement, we notified Media Billing of an $827,000 purchase price adjustment in our favor. Consequently, Media Billing owes us more than $4.6 million that we are seeking to collect.

Cash and cash equivalents were $11.5 million at June 30, 2004. Short-term investments with a maturity of one year or less were $122,000 at June 30, 2004. Net cash provided by operating activities was $328,000 and

$7.3 million for the six months ended June 30, 2004, and June 30, 2003, respectively. The decrease in the net cash provided by operating activities was primarily attributable to the sale of our merchant services division.

Net cash provided by investing activities was $7.1 million for the six months ended June 30, 2004, and net cash provided by investing activities was $6.7 million for the six months ended June 30, 2003. The increase net cash provided by investing activities was primarily due to the sale of our merchant services division, partially offset by decreases in purchases of property and equipment.

Net cash provided by financing activities was $812,000 for the six months ended June 30, 2004, and net cash used in financing was $14.0 million for the six months ended June 30, 2003. The decrease in net cash used in financing activities was primarily due to the repayment of debt with the proceeds from the maturity of several certificates of deposit during 2003.

Contractual Obligations

Please see the Contractual Obligations section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed March 15, 2004 for a list of various contractual obligations. We have paid $11.5 million in principal on our senior credit facility, reducing the balance to $13.5 million as of July 25, 2004. The capital lease obligations and operating lease obligations have not changed materially since December 31, 2003.

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

Income Tax Estimates

We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors. In addition, a large portion of our deferred tax assets is due to net operating losses generated by the sale of the merchant services division. Recovery of that impairment charge is dependent on the amount and timing of taxable income we will ultimately generate in the future, as well as other factors. Based on our estimate of future taxable income, we believe we will eventually use these deferred tax assets, and accordingly we have not recorded a valuation allowance.

Recurring Revenues and Customer Reimbursements

For the quarter ended June 30, 2004, approximately 91% of our total revenues were recurring revenues. Recurring revenues result from regular monthly, quarterly or annual payments by our customers for ongoing services they use in connection with their businesses and for transaction processing of debit, ATM, credit and ACH transactions that occur under long-term agreements. These revenues do not include conversion or de-conversion fees, initial software license fees, installation fees, hardware sales or similar activities. Because most of our customer contracts require the payment of monthly charges and have original terms of three to five years, we have a high percentage of recurring revenues. Customer reimbursements, which are not included in recurring revenues, reflect pass-through items, primarily postage, that we bill to our customers.

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

Fair Value of Assets Acquired and Liabilities Assumed in Purchase Combinations

We review the value assigned to goodwill on an annual basis, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting units below the carrying amounts. We also review our long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized when the undiscounted future cash flows estimated to be generated by the asset are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying value and estimated fair value. The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods, with the amount of any such deficiency charged to income in the current year. Estimates of future cash flows are based on many factors, including current operating results, management’s plans with respect to operations, expected market trends and competitive influences. We also evaluate the amortization periods assigned to intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. In the fourth quarter of 2002 and the fourth quarter of 2003, we recorded impairment losses of $20.0 million and $130.7 million, respectively, related to our intangibles. We did not record an impairment loss for the three or six months ended June 30, 2004.

Indemnification Obligations

In connection with the sale of iBill and IPS, we agreed to indemnify the purchasers of iBill and IPS for general indemnification claims related to any breaches of representations, warranties or covenants under the purchase agreements. The maximum amount of indemnification under these provisions is $5 million under the iBill agreement and $2 million under the IPS agreement, and these provisions expire 12 months after the closing date of each transaction. We do not believe that the fair value of those indemnification obligations will be material to the financial statements.

Also in connection with the sale of iBill, we agreed to indemnify Media Billing, LLC, the purchaser of iBill, for certain liabilities associated with pre-closing activities, and we will remain subject to those risks to some degree. Specifically, if at any time before September 19, 2004 iBill is assessed any fine, assessment or other charge from First Data or any credit card association that relates to iBill’s processing activities in any period prior to our sale of iBill, then we will be obligated to indemnify iBill for those amounts. In addition, we agreed to provide indemnification to the purchasers of iBill and IPS for liabilities incurred in connection with certain identified litigation matters that existed at the time of the acquisitions. The indemnification obligations extend until March 22, 2005. The amounts of any such indemnification cannot be determined at this time, and large liabilities resulting from such indemnification could have a material adverse effect on our financial results. We have assessed the fair value of these indemnification obligations under SFAS No. 5 and have established an accrual of approximately $2.1 million for these liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency rates. Borrowings under our senior credit facility accrue interest at LIBOR plus a tiered scale ranging from 225 to 275 basis points, depending on our consolidated leverage ratio, as defined in the credit agreement. We are currently paying interest at a rate of 3.85% per annum. As of July 25, 2004, $13.5 million was outstanding under this facility. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies. Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $135,000 per year.

Item 4. Controls and Procedures

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and principal accounting officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2004.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(1) InterCept, two of its officers — John W. Collins and G. Lynn Boggs — and two former officers, Scott R. Meyerhoff and Garrett M. Bender were named as defendants in a shareholder class action lawsuit filed in the U.S. District Court for the Northern District of Georgia filed on March 3, 2003 (Civil Action No. 03-CV0567). The plaintiff sought to represent a class of individuals who purchased InterCept common stock between September 16, 2002 and January 9, 2003. The plaintiff alleged that InterCept and the individual defendants made material misrepresentations and/or omitted to make material disclosures throughout the class period due to their false assurances that the adult entertainment portion of the company’s merchant services business was insignificant and their failure to disclose the impact of the implementation of new Visa regulations in November 2002. The plaintiff alleged violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under Section 10(b), and Section 20(a) of the Exchange Act. Other plaintiffs filed similar actions, and on May 2, 2003, the plaintiffs filed a motion to consolidate their claims. On June 23, 2003, the court denied the plaintiffs’ motions to consolidate. On July 11, 2003, the plaintiffs filed a new motion for consolidation.

On April 29, 2004, InterCept and the plaintiffs entered into a Stipulation and Agreement of Settlement. Under the terms of the settlement agreement, InterCept and its insurance carrier will pay $5.3 million to the plaintiffs and their counsel. InterCept will fund $3.95 million and its insurance carrier will fund $1.35 million of the proposed settlement. These amounts have been placed into escrow pending settlement of the case. On April 29, 2004, the court entered an order that consolidated all of the cases, certified the class for settlement purposes, and preliminarily approved the settlement agreement. Settlement materials have been distributed to potential members of the class and a final settlement hearing is scheduled for August 6, 2004. Upon final approval of the settlement, the pending claims against InterCept and the individual defendants will be dismissed without any admission of liability or wrongdoing.

(2) In connection with the sale of iBill and InterCept Payment Solutions, we agreed to indemnify the purchasers of those businesses for liabilities arising in connection with certain identified litigation matters that were outstanding at the time of closing. Although InterCept is not a party to the matters, our indemnification obligation could result in a significant liability if one of those lawsuits results in an unfavorable outcome. A description of the proceedings for which we have agreed to provide indemnification is described in Note 9 to our unaudited financial statements included in this report.

Item 2. Changes in Securities and Use of Proceeds

We did not modify, limit, or qualify the rights of the holders of common stock during the three months ended June 30, 2004.

On September 16, 2003, we sold 100,000 shares of Series A preferred stock to the Sprout Group and related entities for $10,000,000. On June 23, 2004, we entered into an exchange agreement with the holders of the Series A preferred stock to modify the terms of our preferred stock. Under this agreement, the holders of the Series A preferred stock received shares of a new class of Series B preferred stock in exchange for all of the outstanding Series A shares, which were cancelled.

The issuance of the Series B preferred stock was exempt from registration both (a) as a private placement under section 4(2) of the Securities Act of 1933 (the “1933 Act”), and (b) as a security exchanged under Section 3(a)(9) of the 1933 Act by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. The Series B preferred stock is deemed to be restricted securities for purposes of the 1933 Act. We affixed appropriate legends to the share certificates we issued in these transactions. The recipients of these securities are institutional investors who were represented by counsel and had adequate access to information about us through their relationship with us.

The Series B preferred stock is convertible into our common stock at a fixed price of $10.50 per share at the holder’s option at any time after the earliest of:

•	the date as of which the closing bid price of our common stock shall have been equal to or greater than $18.90 per share for at least 10 consecutive trading days;

•	September 16, 2008; and

•	five business days prior to:

•	a liquidation of InterCept or

•	any merger, acquisition or other change in control of InterCept in a transaction or series of transactions, approved by the majority of the board or

•	the sale of all or substantially all of InterCept’s assets in a transaction approved by the majority of the board.

The Series B preferred stock votes on an as-converted-to-common basis. Because the conversion price is lower than the conversion price of the Series A preferred stock that preceded it, the number of votes to which the Series B preferred stock is entitled increased from 715,820 to 952,381.

The Series B preferred stock also contains various protective provisions. The consent of the holders of more than 50% of the outstanding shares of Series B preferred stock is required for any action that:

•	alters or changes or adversely affects the rights, preferences or privileges of the Series B preferred stock;

•	authorizes or issues shares of any class or series of stock having any rights, preferences or privileges senior to or on parity with the Series B preferred stock;

•	authorizes or results in a merger, share exchange, other corporate reorganization, sale of control of the company, or any other transaction in which all or substantially all of the assets of the company are sold, transferred or otherwise disposed of, or a substantial portion of its assets are licensed unless such transaction results in consideration per share of Series B preferred stock of at least $18.90 on an as converted basis and is approved by a majority of the company’s directors (the holders of the Series B preferred stock agree to vote their shares against any merger or other event described in this bullet point that is not approved by a majority of the directors of the company);

•	any action, not approved by a majority of the directors, that

•	amends or repeals any provision of the articles of incorporation or bylaws,

•	permits any subsidiary of the company to sell or issue any of its capital stock or any right to acquire any of its capital stock to any party other than the company,

•	changes the size of the company’s board of directors,

•	increases the size of the pool of stock available for options to officers, directors, employees, consultants or others, (other than pursuant to option plans and the stock purchase plan currently in effect),

•	results in any investments in or loans to any other entity in an amount greater than $5 million in the aggregate, or

•	changes the nature of the company’s business.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 24, 2004, InterCept’s Chief Executive Officer, John W. Collins, acting under our bylaws in his capacity as the chairman, convened our annual meeting of shareholders and then immediately adjourned it until September 14, 2004, when it will be reconvened at 9:00 a.m. at the company’s offices. No vote of shareholders was taken at the meeting.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation of InterCept, Inc., as amended, which includes: (1) the amendment designating the rights and preferences of InterCept’s Series B Preferred Stock, filed with the Georgia Secretary of State on June 23, 2004 (previously filed as Exhibit 3.1 to InterCept’s’s Form 8-K filed on June 25, 2004).

3.2	Bylaws of InterCept, Inc., as amended, which includes the amendment to Section 3.4 adopted on April 14, 2004.

10.1	Exchange Agreement dated June 23, 2004 by and between InterCept, Inc., on one hand, and the investors named therein, on the other hand (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 25, 2004)

10.2	Amendment to Registration Rights Agreement dated June 23, 2004 by and between InterCept, Inc., on one hand, and the investors named therein, on the other hand (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 25, 2004)

31	Certifications of John W. Collins and Carole M. Collins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of John W. Collins and Carole M. Collins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the SEC.

99.1	Settlement Agreement by and between InterCept, Inc., on the one hand, and JANA Partners, LLC and JANA Master Fund, Ltd., on the other hand, dated June 11, 2004 (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed on June 14, 2004).

(b) Reports on Form 8-K filed during the three months ended June 30, 2003:

Form 8-K dated April 14, 2004, filed on April 16, 2004, reporting under Item 5 the litigation with JANA Partners and the adoption of a bylaw amendment.

Form 8-K dated March 16, 2004, filed April 16, 2004, reporting under Item 12 InterCept’s earnings for the three and twelve months ended December 31, 2003.

Form 8-K dated April 28, 2004, filed on April 30, 2004, reporting under Items 5 and 7 the results of a hearing in the litigation with JANA Partners and attaching a related press release.

Form 8-K dated May 6, 2004, filed on May 7, 2004, reporting under Items 7 a letter sent by InterCept to Media Billing regarding its failure to comply with its contractual obligations to InterCept.

Form 8-K dated May 20, 2004, filed on May 21, 2004, reporting under Item 5 a settlement made by InterCept’s board of directors to JANA Partners.

Form 8-K dated May 21, 2004, filed on May 25, 2004, reporting under Item 5 an agreement in principle with Sprout Group to modify the terms of InterCept’s shares of preferred stock and announcing the receipt of a $3 million prepayment from Pay By Touch.

Amendment No. 1 to Form 8-K dated March 22, 2004, filed on June 7, 2004, enclosing pro forma financial information for the sale of InterCept Payment Solutions.

Form 8-K dated June 11, 2004, filed on June 14, 2004, reporting under Item 5 the board’s decision to explore strategic alternatives to enhance shareholder value, the hiring of an investment banker and the settlement of the dispute with JANA Partners.

Form 8-K dated June 23, 2004, filed on June 25, 2004, reporting under Item 5 a press release that announced the adjournment of its annual shareholders meeting to September 14, 2004; the expansion of its board of directors from six to nine directors and the election of three new directors; and the closing of the previously announced agreement in principle with Sprout Group to modify the terms of the $10 million in preferred stock purchased by Sprout in September 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCEPT, INC.

August 3, 2004	/s/ John W. Collins
Date	John W. Collins
Chairman of the Board and Chief Executive Officer
(principal executive officer)

August 3, 2004	/s/ Carole M. Collins
Date	Carole M. Collins
Treasurer
(principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of InterCept, Inc., as amended, which includes: (1) the amendment designating the rights and preferences of InterCept’s Series B Preferred Stock, filed with the Georgia Secretary of State on June 23, 2004.

3.2	Bylaws of Intercept, Inc., as amended, which includes the amendment to Section 3.4 adopted on April 14, 2004.

31	Certifications of John W. Collins and Carole M. Collins pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certifications of John W. Collins and Carole M. Collins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the SEC.