Form 10-Q/A
period 2004-06-30
INTERCEPT INC
filed 2004-09-09
CIK 1054930

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

10-Q/A
AMENDMENT NO. 1

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   X   No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 7, 2004
Common Stock, no par value	20,683,874

INTERCEPT, INC.

INDEX TO FORM 10-Q

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	2

SIGNATURES		4

EXHIBIT INDEX		5

        The registrant hereby amends its quarterly report on Form 10-Q for the three months ended June 30, 2004 by deleting the text under Part II, Item 6 and replacing it with the following:

Part II

Item 6.  Exhibits and Reports on Form 8-K

          (a)     Exhibits required by Item 601 of Regulation S-K.

Exhibit
No.	Description

3.1	Articles of Incorporation of InterCept, Inc., as amended, which includes: (1) the amendment designating the rights and preferences of InterCept’s Series B Preferred Stock, filed with the Georgia Secretary of State on June 23, 2004 (previously filed as Exhibit 3.1 to InterCept’s Form 8-K filed on June 25, 2004); and (2) the amendment eliminating InterCept’s Series A Preferred Stock, filed with the Georgia Secretary of State on June 24, 2004 (previously filed as Exhibit 3.2 to InterCept’s Form 8-K filed on June 25, 2004).

3.2	Bylaws of InterCept, Inc., as amended, which includes the amendment to Section 3.4 adopted on April 14, 2004 (previously filed as Exhibit 99.2 to InterCept’s Form 8-K filed on April 16, 2004).

10.1	Exchange Agreement dated June 23, 2004 by and between InterCept, Inc., on one hand, and the investors named therein, on the other hand (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 25, 2004).

10.2	Amendment to Registration Rights Agreement dated June 23, 2004 by and between InterCept, Inc., on one hand, and the investors named therein, on the other hand (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 25, 2004).

10.3	Form of InterCept, Inc. Change of Control Agreement dated June 1, 2004, with attached schedule of individuals who are parties thereto and the material details in which the document signed by each such individual differs from the form as filed.

10.4	Form of Director’s and Officer’s Indemnification Agreement dated April 29, 2004, with attached schedule of individuals who are parties thereto.

31	Certifications of John W. Collins and Carole M. Collins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31 to Registrant’s Form 10-Q filed on August 4, 2004).

31.1	Certifications of John W. Collins and Carole M. Collins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of John W. Collins and Carole M. Collins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but instead was furnished as provided by applicable rules of the SEC with the Registrant’s Form 10-Q filed on August 4, 2004).

99.1	Settlement Agreement by and between InterCept, Inc., on the one hand, and JANA Partners, LLC and JANA Master Fund, Ltd., on the other hand, dated June 11, 2004 (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed on June 14, 2004).

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

Form 8-K dated April 28, 2004, filed on April 30, 2004, reporting under Item 5 the results of a hearing in the litigation with JANA Partners and attaching a related press release.

Form 8-K dated May 6, 2004, filed on May 7, 2004, reporting under Item 7 a letter sent by InterCept to Media Billing regarding its failure to comply with its contractual obligations to InterCept.

Form 8-K dated May 20, 2004, filed on May 21, 2004, reporting under Item 5 a settlement made by InterCept’s board of directors with JANA Partners.

Form 8-K dated May 21, 2004, filed on May 25, 2004, reporting under Item 5 an agreement in principle with Sprout Group to modify the terms of InterCept’s shares of preferred stock and announcing the receipt of a $3 million prepayment from Pay By Touch.

Amendment No. 1 to Form 8-K dated March 22, 2004, filed on June 7, 2004, reporting under Item 7 pro forma financial information for the sale of InterCept Payment Solutions.

Form 8-K dated June 11, 2004, filed on June 14, 2004, reporting under Item 5 the board’s decision to explore strategic alternatives to enhance shareholder value, the hiring of an investment banker and the settlement of the dispute with JANA Partners.

Form 8-K dated June 23, 2004, filed on June 25, 2004, reporting under Item 5 a press release that announced the adjournment of InterCept’s annual shareholders meeting to September 14, 2004; the expansion of InterCept’s board of directors from six to nine directors and the election of three new directors; and the closing of the previously announced agreement in principle with Sprout Group to modify the terms of the $10 million in preferred stock purchased by Sprout in September 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCEPT, INC.

September 8, 2004 Date	/s/ John W. Collins John W. Collins Chairman of the Board and Chief Executive Officer (principal executive officer)

September 8, 2004 Date	/s/ Carole M. Collins Carole M. Collins Treasurer (principal accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Articles of Incorporation of InterCept, Inc., as amended, which includes: (1) the amendment designating the rights and preferences of InterCept’s Series B Preferred Stock, filed with the Georgia Secretary of State on June 23, 2004 (previously filed as Exhibit 3.1 to InterCept’s Form 8-K filed on June 25, 2004); and (2) the amendment eliminating InterCept’s Series A Preferred Stock, filed with the Georgia Secretary of State on June 24, 2004 (previously filed as Exhibit 3.2 to InterCept’s Form 8-K filed on June 25, 2004).

3.2	Bylaws of InterCept, Inc., as amended, which includes the amendment to Section 3.4 adopted on April 14, 2004 (previously filed as Exhibit 99.2 to InterCept’s Form 8-K filed on April 16, 2004).

10.1	Exchange Agreement dated June 23, 2004 by and between InterCept, Inc., on one hand, and the investors named therein, on the other hand (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 25, 2004).

10.2	Amendment to Registration Rights Agreement dated June 23, 2004 by and between InterCept, Inc., on one hand, and the investors named therein, on the other hand (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 25, 2004).

10.3	Form of InterCept, Inc. Change of Control Agreement dated June 1, 2004, with attached schedule of individuals who are parties thereto and the material details in which the document signed by each such individual differs from the form as filed.

10.4	Form of Director’s and Officer’s Indemnification Agreement dated April 29, 2004, with attached schedule of individuals who are parties thereto.

31	Certifications of John W. Collins and Carole M. Collins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31 to Registrant’s Form 10-Q filed on August 4, 2004).

31.1	Certifications of John W. Collins and Carole M. Collins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of John W. Collins and Carole M. Collins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but instead was furnished as provided by applicable rules of the SEC with the Registrant’s Form 10-Q filed on August 4, 2004).

99.1	Settlement Agreement by and between InterCept, Inc., on the one hand, and JANA Partners, LLC and JANA Master Fund, Ltd., on the other hand, dated June 11, 2004 (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed on June 14, 2004).

5